Form 10-Q
period 2009-09-30
K KITZ INC
filed 2009-11-13
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-158426

K-Kitz, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5313323
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1630 Integrity Drive East, Columbus, Ohio 43209
(Address of Principal Executive Offices) (Zip Code)

(614) 449-8614

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☒

As of November 12, 2009, there were 4,500,000 shares of the registrant’s common stock outstanding.

K-Kitz, Inc.

TABLE OF CONTENTS

Part I - Financial Information

K-KITZ, INC.
BALANCE SHEET

			*Pro Forma
	September 30,	December 31,	December 31,
	2009	2008	2008
	(unaudited)
Assets

Current assets
Cash	$16,520	$43,717	$43,717
Accounts receivable	19,455	46,218	46,218
Accounts receivable - related party (Jendco)	-	13,276	13,276
Inventory	40,884	26,343	26,343
Prepaid expenses	14,072	10,172	10,172
Total Current Assets	$90,931	$139,726	$139,726

Liabilties and Stockholders' Equity

Current Liabilities
Accounts payable & accrued expenses	$12,199	$31,905	$31,905
Accounts payable - related party (Jendco)	3,900	51,480	51,480
Accrued compensation - related party (Jennifer Jarvis)	-	45,000	-
Total Current Liabilities	16,099	128,385	83,385

Stockholders' Equity
Common stock, $0.000001 par value, 95,000,000 shares authorized; issued & outstanding 4,500,000 as of September 30, 2009 and 100 as of December 31, 2008	5	-	5
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; issued & outstanding -0- as of December 31, 2008	-	-	-
Additional paid-in capital	64,392	19,397	64,392
Accumulative earnings (deficit)	10,435	(8,056)	(8,056)
Total Stockholders' Equity	74,832	11,341	56,341

Total Liabilities and Stockholders' Equity	$90,931	$139,726	$139,726

* The Pro Forma Balance Sheet reflects the 4,500,000 shares issued to Jennifer Jarvis as of January 24, 2009.

The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.
INCOME STATEMENT
(unaudited)

	July 1 through	July 1 through	January 1 through	January 1 through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$54,366	$268,338	$209,339	$384,206
Revenue - related party (Jendco)	-	-	3,327	4,270
	54,366	268,338	212,666	388,476

Operating expenses:
Cost of sales	27,775	46,902	77,876	130,749
Cost of sales - related party (Jendco)	1,548	188,026	68,130	188,026
Selling, general & administrative expenses	19,099	11,466	48,169	31,190

Total operating expenses	48,422	246,394	194,175	349,965

Operating income (loss)	5,944	21,944	18,491	38,511

Income (loss) before income taxes	5,944	21,944	18,491	38,511
Provision for income taxes	-	-	-	-

Net income	5,944	21,944	18,491	38,511

Earnings per share:
Basic & fully diluted	$0.0013	$219.4400	$0.0045	$385.1100

Weighted average shares outstanding:
Basic & fully diluted	4,500,000	100	4,101,485	100

* The Pro Forma Income Statement reflects the 4,500,000 shares issued to the Jennifer Jarvis as of January 24, 2009.
The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

			Preferred	Additional	Accumulated	Total
	Common Stock		Stock	Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Equity

Balance at January 1, 2007	100	$0.0001	-	$19,397	$-	$19,397

Net income				-	7,789	7,789

Balance at December 31, 2007	100	$0.0001	-	$19,397	$7,789	$27,186

Net loss				-	(15,845)	(15,845)

Balance at December 31, 2008	100	$0.0001	-	$19,397	$(8,056)	$11,341

Net income					18,491	18,491

Stock purchased	(100)	$(0.0001)				-

Stock issued	45,000,000	5.0000		44,995		45,000

Balance at September 30, 2009 (unaudited)	45,000,000	$5	0	$64,392	$10,435	$74,832

The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.
STATEMENTS OF CASH FLOW
(unaudited)

	For the Periods Ended
	September 30,	September 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$18,491	$38,511

(Increase) decrease in operating assets:
Accounts receivable	26,763	(217,268)
Accounts receivable - related party (Jendco)	13,276	6,735
Inventory, prepaid expenses	(18,441)	(12,959)
Increase (decrease) in operating liabilities:

Accounts payable & accrued expenses	(19,706)	(5,892)
Accrued expenses - related party (Jendco)	(47,580)	188,026

Net cash provided from operating activities	$(27,197)	$(2,847)

Net increase (decrease) in cash	$(27,197)	$(2,847)
Cash - beginning of year	43,717	$5,073

Cash - end of year	16,520	$2,226

Supplemental Information:

Issuance of common stock as a reduction of accrued expense	$45,000	-

The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of K-Kitz, Inc. (the “Company” or “we,” “our,” “us” and similar expressions) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 (No. 333-158426), which was declared effective by the SEC on September 29, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008 as reported in the Form S-1 have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net income (loss) of $14,591 and ($17,857) for the nine months ended September 30, 2009 and the twelve months ended December 31, 2008, respectively, and stockholders’ equity is $70,932 and $11,341 as of September 30, 2009 and December 31, 2008, respectively.  The Company has remained in business due, in large part, to certain support and accommodations from a significant related party (see “Related Party Transactions” below).  The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has authorized two classes of stock: (a) Preferred stock – 5,000,000 shares authorized at a par value of $0.000001; and (b) Common stock – 95,000,000 shares authorized at a par value of $0.000001.

On January 24, 2009, the Company redeemed 100 common shares from Kevin Lynch for a total cash payment of $1.00.  Upon redemption, the shares were cancelled and returned to the Company’s treasury.  Also on January 24, 2009, the Company issued Jennifer Jarvis 4,500,000 shares of common stock in consideration for her past performance of services for the Company.  The Company did not receive cash in connection with the issuance of those shares.

NOTE 4 - RELATED PARTY TRANSACTIONS

Jendco, our largest vendor, is owned by the mother of Jennifer H. Jarvis, the Company’s President, Chief Executive Officer and Chief Financial Officer.  The Company’s principal executive offices and warehouse are located within a larger facility owned by Jendco.  The Company’s lease at this location runs from month-to-month, and the Company currently pays $1,300 in rent per month.  The Company paid total rent of $11,700 and $15,600 in the nine-month period ended September 30, 2009 and the year ended December 31, 2008, respectively, to Jendco.

The Company sold products to Jendco totaling $3,327 and $17,546 in the nine-month period ended September 30, 2009 and the year ended December 31, 2008, respectively, and had an accounts receivable from Jendco of $0 and $13,276 as of September 30, 2009 and December 31, 2008, respectively.  The Company purchased raw materials from Jendco totaling $68,130 and $195,956 in the six-month period ended September 30, 2009 and the year ended December 31, 2008, respectively, and had an accounts payable from Jendco of $3,900 and $51,480 as of September 30, 2009 and December 31, 2008, respectively.

The Company believes that all of such transactions and arrangements were advantageous to the Company and were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

NOTE 5 - SUBSEQUENT EVENTS (UNAUDITED)

The Company is currently engaged in a registered offering with total gross proceeds to be raised ranging from $50,000 to $100,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of our quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

This Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, among others, the factors set forth under “Risk Factors” in our registration statement on Form S-1 (No. 333-158426), which was declared effective by the U.S. Securities and Exchange Commission on September 29, 2009.  The words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements.  We caution you not to place undue reliance on these forward-looking statements.  We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments, except to the extent required by federal securities laws.  However, the Private Securities Litigation Reform Act of 1995 is not available to us as a non-reporting issuer.  Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to statements made by a penny stock issuer such as us.

Although the forward-looking statements in this quarterly report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this quarterly report.

Overview

K-Kitz, Inc. is a Delaware corporation formed on August 8, 2006. We custom design and assemble most of our emergency preparedness kits based on the individual needs of a buyer.  During 2008, we supplied kits to end-users such as the Board of Health of Franklin County, Ohio and the Roman Catholic Diocese for parochial schools in and around Columbus, Ohio, and to dealers such as Airgas Safety, Inc. and Safety Environmental Control, Inc.  We are able to assemble the kits using a variety of essential emergency supplies such as crank lanterns, weather band radios, portable decontamination chambers, megaphones, first responder vests, protection facemasks, disposable gloves and blood pressure cuffs.  Our approach is to be responsive to customer needs by performing these customized services, while also supplying a full line of products from a single source.  Competition in this market is based largely on design capability, price, product quality, customer service and ability to meet delivery requirements.

We face numerous obstacles in operating and expanding our business, including:

•	conservative state and municipal budgets which negatively affect spending by school systems and municipalities, our primary customers,

•	lack of capital to significantly expand our marketing capabilities beyond our existing base in Columbus, Ohio,

•	many competitors that make similar emergency preparedness kits, some of which operate in large geographical regions and sell nationally and have greater resources than we have, and

•	our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Revenue Recognition

We recognize revenue from the sales of our products in accordance with Staff Accounting Bulletins 101 and 104. The criteria for recognition is as follows:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

A majority of our revenues are generated through our catalogs, either through the Internet or telephone, at which time the customer places an order. Shipments of products are made as soon as the customized orders are placed in kits and quality checked.  Revenues from sales of kits and related products are recorded when title transfers, which is typically upon shipment.  Most shipments are made by commercial couriers.  Invoicing occurs at shipment, by regular mail.

A major customer or vendor is a customer or vendor that represents 10% of our sales or purchases.

For the nine months ended September 20, 2009, we had four major customers representing approximately 77.0% of our sales:  Franklin County, Ohio - 34.5%, Safety Environmental Control, Inc. - 17.4%, Airgas Safety, Inc. - 14.9%, and American Environmental - 10.1%.

For the nine months ended September 30, 2009, we had three major vendors that represented approximately 93.0% of our purchases of merchandise:  Jendco Safety Supply Inc. - 43.4%, Wolf Creek Co. - 28.5%, and TM Poly Film, Inc. - 21.1%.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•
Packaging or raw materials price increases - an increase in packaging or raw materials, particularly plastic products such as piping, fittings and disposable bags, has in the past caused our margins to suffer and negatively impacted our cash flow and profitability.  These conditions could be more prevalent in coming years.  We periodically search for packaging and production alternatives to reduce our cost of goods.

•
Fuel prices - fuel price increases since 2007 have caused increases in our packaging, production and distribution costs.  Many of our products are made of plastic, which utilizes petroleum.  Fuel prices have moderated most recently; however, we periodically pursue alternative production, packaging and distribution suppliers and options to help offset the effect of these fuel price increases on expenses.

•
Cash flow requirements - our growth will depend on the availability of additional capital.  We have limited sales and income and may be dependent on non-banking or traditional sources of capital, which tend to be more expensive.  Any increase in cost of goods will further tighten cash reserves.

Results of Operations

Three and Nine Months ended September 30, 2009 compared to Three and Nine Months ended September 30, 2008

For the three and nine months ended September 30, 2009, revenue earned from four customers, amounted to approximately 82.0% and 77.0%, respectively, of our total sales revenue.  For the three and nine months ended September 30, 2008, revenue earned from two and three customers, amounted to approximately 83.0% and 82.0%, respectively, of our total sales revenue.  Accounts receivable from these customers equaled $19,455 and $218,290 of total receivables as of September 30, 2009 and 2008, respectively.

Our cost of sales were 53.9% and 68.7% of revenue for the three and nine-month periods ended September 30, 2009, and our cost of sales were 87.5% and 82.1% of revenue for the three and nine-month periods ended September 30, 2008.  The respective decreases of 33.6% and 13.4% were due to the mix of our sales during the two periods; in 2008, our product sales consisted mainly of assembled, ready-for-sale kit items and, in 2009, consisted of more items actually manufactured by us at our facility, which provide higher gross margins for us.

Our revenue of $54,366 decreased for the three months ended September 30, 2009 by 79.7% from our revenues of $268,338 for the three months ended September 30, 2008, and our revenue of $212,666 decreased for the nine months ended September 30, 2009 by 45.3% from our revenues of $388,476 for the nine months ended September 30, 2008.  The decrease in revenue from the 2008 to 2009 periods reflect the impact of significant sales in 2008 to the Franklin County, Ohio Board of Health.  Although this major customer continued to make purchases in 2009 and we acquired new smaller customers this year, the magnitude of new sales in 2009 did not replicate the level of our significant sales in 2008.

Our selling, general and administrative expenses were $19,099 for the three months and $48,169 for the nine months ended September 30, 2009, as compared to $11,466 for the three months and $31,190 for the nine months ended September 30, 2008.  These decreases of expenses, equal to 40.0% for the three months and 35.2% for the nine months ended September 30, 2009, were due mainly to 426.4% and 514.1% increases in payroll expense over the same periods.  These increases were due to the accrual of $45,000 in compensation to Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer.  We expect to maintain relatively consistent to modestly higher levels of selling, general and administrative expenses in the foreseeable future.  We have no current plans to significantly increase our personnel count or expand our warehouse area; however, we do expect professional fees and expenses to increase related to our being a publicly-reporting company.

Total operating expenses for the three months and nine months ended September 30, 2009 were $48,422 and $194,175 as compared to $246,394 and $349,965 for the three months and nine months ended September 30, 2008.  The 80.3% and 44.5% decreases of total operating expenses for each period was primarily due to the additional payroll expenses described above.

Accordingly, for the three months and nine months ended September 30, 2009, we had net income of $5,944 and $18,491 and for the three months and nine months ended September 30, 2008, we had net income of $21,944 and $38,511.

Liquidity and Capital Resources

At September 30, 2009, we had total assets of $90,931, consisting of cash, accounts receivable, inventory and prepaid expenses. At September 30, 2009, our total current liabilities were $16,099, consisting of accounts payable, accrued expenses and income taxes payable.  We have no long-term liabilities.

We intend to provide funding for our future activities, if any, through a combination of operating revenues, private placement of equity securities, public sales of equity securities and borrowing from commercial lenders.  At September 30, 2009, we had $16,520 in cash on hand, which we believe, together with the projected cash flow from operating activities, is enough to sustain operations for at least the next six months.  This estimate is made without considering additional funding.  We have no agreement, commitment or understanding to secure any new funding from any source other than operating revenues.

Our future success is dependent upon our ability to continue operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our ability to continue in business and implement our business plan.

We do not intend to conduct any product research and development, nor do we intend to purchase any significant equipment, in the foreseeable future.

Since our inception, we have received support and accommodations from our relationship with Jendco Safety Supply Inc., a company owned by the mother of Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer, as described in this paragraph.  In 2008, Jendco was our largest vendor of emergency preparedness supplies.  Although we believe we purchase supplies from Jendco at prices that are no lower than those quoted by Jendco to unrelated purchasers for similar quantities of products, we believe we have received favorable payment terms (averaging slightly in excess of 30 days after receipt of invoice) for purchasers in our financial condition.  We have no written agreement with Jendco.  Additionally, we lease our principal executive offices and warehouse in Columbus, Ohio from Ms. Jarvis’ mother.  Although we believe we pay rent at a market rate for the space that we occupy, we have not been required to make a security deposit.  By utilizing these facilities, we are also able to place purchase orders for, and obtain delivery of, emergency preparedness supplies very quickly.  We have not received any cash advances or loans from Jendco.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

We do not have a seasonal business cycle.  Our revenues and operating profits are generally derived evenly throughout the months of the year.

Critical Accounting Policies

Use of estimates.  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents.  For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2009, there were no cash equivalents.

Allowance for doubtful accounts.  Accounts receivable reflect those amounts due to the company from its customers and reflect the net realizable value of the balances due.  Terms are net 30 days from invoice.  We provide an allowance for doubtful account which is based upon a review of outstanding receivables as well as historical collection information.  In determining the amount of the allowance, we are required to make certain estimates and assumptions.  We have determined that no reserve for uncollectible accounts was required as of September 30, 2009.

Inventory.  Inventory is valued at the lower of cost or market value which approximates the first in, first out method of inventory flow.  The balance reflects the net realizable value of such inventory.

Income taxes.  We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The current income tax expense for the year ended December 31, 2008 was $1,481 for federal and $531 for state, which was calculated at a federal rate net of state tax benefit of 14.2% and a state rate of 5.1%. Provision for federal and state taxes were not reflected due to the uncertainty of our company achieving profitability for the rest of the year.

Basic and diluted net loss per common share.  Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  We had no common stock equivalents outstanding at September 30, 2009.

Stock-based compensation.  We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  We account for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement No. 123.

We did not grant any stock options or warrants during the nine months ended September 30, 2009, nor have any options been granted in prior periods.

Significant Recent Accounting Pronouncements

Business Combinations.  In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. We have evaluated the potential impact of adopting this statement on our financial position, results of operations and cash flows and believe that no application  is necessary.

Accounting for Convertible Debt Instruments.  In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. We have evaluated the potential impact of adopting this statement on our financial position, results of operations and cash flows and believe that no application is necessary.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classifed nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning January 1, 2008. We have evaluated the potential impact of adopting this statement on our financial position, results of operations and cash flows and believe that no application is necessary.

Fair Value Accounting.  In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of FAS 159 to have a material impact on our financial results.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. We do not expect the adoption of FAS 157 to have a material impact on our financial results.

Item 3.	Quantitative and Qualitative Analysis About Market Risk

Not required

Item 4T.	Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to remedy our existing internal control deficiencies,  as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of our financial reporting function.

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 1A.  Risk Factors.

Not required

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended September 30, 2009.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Bylaws. (1)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-1 (No. 333-158426), declared effective by the U.S. Securities and Exchange Commission on September 29, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-KITZ, INC.

Date: November 12, 2009	By:	/s/ Jennifer H. Jarvis
Jennifer H. Jarvis
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)