Form 10-Q/A
period 2009-09-30
K KITZ INC
filed 2009-11-20
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer                                         ☐                                Accelerated filer                                                      ☐

Non-accelerated filer                                           ☐                                Smaller reporting company                                    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 12, 2009, there were 4,500,000 shares of the registrant’s common stock outstanding.

PORTIONS AMENDED

The Registrant hereby amends Part II, Item 2 contained in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, to report the use of proceeds and provide other information required by Item 701(f) of Regulation S-K.

Except as set forth in Item 2(b) below, no other changes are being made to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Recent Sales of Unregistered Securities

None.

(b)           Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On November 12, 2009, the Registrant completed its initial public offering of 1,000,000 shares of common stock at an initial offering price of $0.05 per share, or an aggregate offering price of $50,000.  The public offering commenced on October 6, 2009 pursuant to a Registration Statement on Form S-1 (No. 333-158426) that the U.S. Securities and Exchange Commission declared effective on September 29, 2009.  The offering was terminated upon the completion of the minimum offering described in the Registration Statement.  Of the 2,000,000 shares of common stock registered under the Registration Statement, 1,000,000 shares will not be sold.  No underwriters were used in the public offering.

After deducting offering-related expenses of $39,000, the public offering resulted in net proceeds to the Registrant of $11,000.  No offering expenses were paid directly or indirectly to any of the Registrant’s directors, officers or their associates, persons owning 10% or more of any class of the Registrant’s equity securities or any other of the Registrant’s affiliates.  The Registrant has deposited the net proceeds of the public offering in a highly-rated U.S. financial institution.  The Registrant is using the net proceeds of the public offering for its marketing efforts and for working capital, and there has been no material change in the Registrant’s planned use of proceeds from the public offering than what is described in the Registration Statement.

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

________________

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

K-KITZ, INC.

Date: November 19, 2009	By:	/s/ Jennifer H. Jarvis
Jennifer H. Jarvis
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)