Form 10-K
period 2009-12-31
K KITZ INC
filed 2010-03-30
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 333-158426

K-Kitz, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5313323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1630 Integrity Drive East Columbus, Ohio	43209
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 449-8614

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.    Yes ☐ No ☐ (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 26, 2010, was $50,000 based on the sale price of the shares in the registrant’s initial public offering completed on November 12, 2009, of $.05 per share.  The shares of our company did not trade publicly in 2009.

Number of shares outstanding of the registrant’s common stock as of March 26, 2010:  5,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

K-Kitz, Inc.

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

PART I

ITEM 1.  BUSINESS

Overview

K-Kitz, Inc. was incorporated in the State of Delaware on August 8, 2006.  Our address is 1630 Integrity Drive East, Columbus, Ohio, 43209 and our telephone number is (614) 449-8614.

Business

K-Kitz designs, assembles, markets and sells emergency preparedness kits and supplies.  These products are sold to school systems, municipalities, businesses and other customers.  We combine our own direct marketing and sales effort, primarily through our kkitz.com website, with approximately 11 independent dealers which resell our products to these target buyers throughout the country.

Market

Following the terrorist attacks in New York and Washington, D.C. on September 11, 2001, the floods and damage caused by Hurricane Katrina in New Orleans in August 2005 and the school shootings in Columbine, Colorado in April 1999, federal, state and local governments, as well as private businesses, began more actively focusing on preparing and planning for emergencies and other catastrophic events.  Many governmental entities and businesses have invested in their response and recovery capabilities.  In recent years, the U.S. Department of Homeland Security’s Federal Emergency Management Agency (FEMA) has provided grants to state and local programs tasked with disaster mitigation, preparedness, response and recovery planning.  Due to the market need for emergency preparedness materials, companies such as ours were established.

More recently, the outbreak of swine flu has resulted in school closings in numerous U.S. and foreign cities, and has again focused attention on emergency preparedness.

Products

We are able to assemble our emergency preparedness kits using a variety of essential emergency supplies such as (in the order of most to least ordered products from us):

•	crank lanterns,	•	lanyard for name tags,
•	weatherband radios,	•	identification badges,
•	portable decontamination chambers,	•	privacy screens,
•	megaphones,	•	blood pressure cuffs,
•	first responder vests,	•	foil blankets,
•	protection facemasks,	•	disposable thermometers,
•	disposable gloves,	•	vomit and blood spill bags, and
•	cots,	•	7-hour emergency light sticks.

Our “grab and go” kits are often put into the form of a back pack or duffle bag, and our large P.O.D. (point of distribution) kits are placed within metal cages.  Both kits are designed to be easily stored so they can be retrieved and transported when a disaster or an emergency occurs or requires evacuation.  The kits are built to be durable and maintenance free.

We custom design most of our emergency preparedness kits based on the individual needs of a buyer.  We design and assemble our products at our Columbus, Ohio office.  Our “grab and go” emergency preparedness kits are normally priced from $100 to $350 per kit and our P.O.D. kits are normally priced from $10,000 to $14,000 per kit, depending on the supplies contained in the kit and the overall size of the system, and whether the products are being sold through our own website or through independent dealers.  Product pricing is re-evaluated semiannually by reviewing the costs of assembling the system.

Sales and Markets

We sell our kits primarily through our kkitz.com website using our own sales staff and through independent dealers which resell our products to our target customers throughout the country.  Warranties made with respect to our products are passed on from the actual manufacturers of the products to the end-users and, we believe, are consistent with industry standards.  Jennifer H. Jarvis, our President and Chief Executive Officer, coordinates the marketing of our products.  Part of our distribution channel consists of the sales efforts of independent dealers who do their own marketing and customizing of kits.  As of March 26, 2010, we had approximately 12 unwritten arrangements with dealers covering various geographical areas of the United States, on a non-exclusive basis.  None of the arrangements require minimum sales of our products.  Of these dealers, six dealers entered into oral agreements with us in late 2008, and thus sales efforts have only recently begun.  Our business is currently concentrated in the central part of Ohio, in and around Columbus.

Sales to school systems and municipalities account for a majority of our revenues.  School systems and municipalities have been our primary customer target since they involve a large number of people, many of whom require special attention, often receive priority in emergency situations and have typically budgeted funding to preserve the safety of their students, workers and others.  As a result, we intend to generate revenue from sales of our kits by continuing to focus on these customers by, among other methods, attending school board association shows and homeland security conferences, and developing new leads and contacts in various states and cities around the country.  We have also found these customers to be good referral sources to other similar types of customers.  We believe school systems and municipalities, as well as large corporations, will continue to constitute our largest customer base in the future.

During the year ended December 31, 2009, we had approximately 15 customers.  In 2009, we supplied kits to end-users such as the Board of Health of Franklin County, Ohio and the Roman Catholic Diocese for parochial schools in and around Columbus, Ohio, and to dealers such as Airgas Safety, Inc. and Safety Environmental Control, Inc.  We believe these customers are representative of our overall customer base.

We sell our product line primarily through a bid process conducted by school systems and municipalities, working with our sales staff.

Substantially all of our customer sales are effected pursuant to relatively informal, computer-generated purchase orders that include price and payment terms, products ordered and shipping instructions.

Following sales, our sales staff follows-up with customers to provide them with refills and replacements as products are used or damaged, or their “shelf life” expires (such as with batteries and some plastic parts).  Our customers are made aware of product expiration dates at the time of initial sales, and we reasonably expect continued revenue from most of our customers from refilling and replacing their kits and supplies.  We seek to remain close to our customers; in some instances at local schools, we have regularly participated in their disaster simulation drills.

Going forward, our marketing and sales strategy is to increase brand awareness of K-Kitz.  We intend to implement an extensive marketing plan to reach the maximum number of potential customers to grow demand.  We have begun a telemarketing campaign internally to contact school systems, municipalities and large corporations.  We have plans to attend school board association shows and homeland security conferences, and to exhibit our products at selected trade shows scheduled for later in 2010.  We also intend to retain an outsourced marketing firm to create and execute marketing strategies for us.  We will work with the marketing firm to create a new logo and tagline to facilitate brand recognition and to engage in one or more print and direct-mail campaigns to targeted customers.

Assembly

We conduct the assembly of our emergency preparedness kits at our 10,000 square-foot Columbus, Ohio facility.

Raw Materials

The emergency supplies used in our kits are widely available but are purchased from three main sources in order to obtain favorable prices and terms.  During the year ended December 31, 2009, we purchased 48.11% of our kit requirements from Jendco Safety Supply Inc. (disposable emergency preparedness materials), 26.60% from Wolf Creek Co. (pipes for decontamination chambers) and 16.87% from TM Poly Film, Inc. (plastic sheeting for decontamination chambers).  Prices have trended upward for products used in our emergency preparedness kits.  These prices have generally been passed on to our customers.  For additional information about our relationship with Jendco Safety Supply, see “Certain Relationships and Related Transactions.”

Competition

We compete with a variety of companies that make similar emergency preparedness kits.  Based on our review of trade publications and attendance at trade shows, we believe there are more than 50 companies that compete in the sale of these kits, some of which compete in large geographical regions and some that sell nationally, either through a system of dealers, direct sales offices, or both, such as Aramsco (a Safeguard Industrial company) for emergency supplies, and Grayling Industries and TM Poly Film, Inc. for decontamination chambers.  These companies have had many years of business experience and have greater financial and personnel resources, including marketing and sales organizations.  We do not believe any one company holds a dominant share of this market.

Emergency preparedness kits compete on the basis of design capability, price, product quality, customer service and ability to meet delivery requirements.

Seasonality

We do not have a seasonal business cycle.

Backlog

Due to the nature of our assembly process and customer base, we purchase and ship products to our customers without experiencing a significant backlog (the time elapsing from contract execution to fulfillment).  As of December 31, 2009 and 2008, we had no order backlog.  Revenues from sales of kits and related products are recorded when title transfers, which is typically upon shipment.

Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses, and no such regulation is now anticipated.

Employees

As of March 26, 2010, we employed our two executive officers on a full-time basis, as well as two part-time employees who assemble and package our products.  We use contract labor for the rest of our assembly requirements.  No employees are covered by a collective bargaining agreement.  We consider relations with our employees to be good.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on our products or processes relating to our business.

We consider the processes that we have developed to custom design and assemble our decontamination chambers and pumps and certain other minor products to be proprietary as industry know-how.  We require all employees, consultants and others who work for or with us to enter into confidentiality agreements.

Insurance

We maintain insurance with respect to our properties and operations in such form, in such amounts and with such insurers as is customary in the business in which we are engaged.  We believe that the amount and form of our insurance coverage is sufficient.

Environmental Matters

In our operations, we do not store, handle, emit, transport or discharge hazardous materials or waste products.

Legal Proceedings

There are no pending or threatened lawsuits against us.

Recent Developments

On November 12, 2009, we completed our initial public offering of 1,000,000 shares of common stock at an initial offering price of $0.05 per share, or an aggregate offering price of $50,000.  The public offering commenced on October 6, 2009 pursuant to a Registration Statement on Form S-1 (No. 333-158426) that the U.S. Securities and Exchange Commission declared effective on September 29, 2009.  The offering was terminated upon the completion of the minimum offering described in the Registration Statement.  Of the 2,000,000 shares of common stock registered under the Registration Statement, 1,000,000 shares will not be sold.  No underwriters were used in the public offering.

After deducting offering-related expenses of $39,000, the public offering resulted in net proceeds to us of $11,000.  No offering expenses were paid directly or indirectly to any of the our directors, officers or their associates, persons owning 10% or more of any class of our equity securities or any other of our affiliates.  We have deposited the net proceeds of the public offering in a highly-rated U.S. financial institution.  We are using the net proceeds of the public offering for our marketing efforts and for working capital, and there has been no material change in our planned use of proceeds from the public offering than what is described in the Registration Statement.

ITEM 1A. RISK FACTORS

In addition to the other information provided in this annual report, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. All material risks are discussed in this section.

We depend on state and municipal budgets, which have been cut over the past several years, and negatively affect spending by school systems and municipalities, which are our primary customers.

Our primary market depends on the adequacy of funding of school systems and municipalities.  As a result of  conservative state and municipal budgets caused by the current economic slowdown, we believe this market has not experienced any appreciable growth over the past several years.  This was particularly true in our major geographic market, which is the central Ohio area.  In addition, prices have trended upward for products used in our emergency preparedness kits.  This, together with competitive bidding for orders, affects our overall profitability and, should these conditions persist, will continue to have an adverse effect on our financial result in the future.

We have reported limited sales and net income, and there can be no assurance that we will ever generate significant sales or net income.

We were incorporated in August 2006 and have had limited operations.  Our operations are subject to all of the risks inherent in the establishment of a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a new business, the scaling-up of operations and the competitive environment in which we are operating.  For the year ended December 31, 2009, we had total revenue of $295,520 and net income of $8,131.  As of December 31, 2009, we had total stockholders’ equity of $96,876, an increase of $85,535 from December 31, 2008.  For the year ended December 31, 2008, we had revenue of $459,229 and a net loss of $15,845.  No assurance can be given that we will have net income in future periods or ever generate significant sales.

We receive support and accommodations from a significant related party.

We have remained in business due, in large part, to certain support and accommodations from a significant related party to meet our current liquidity needs.  Since our inception, we have received support and accommodations from our relationship with Jendco Safety Supply Inc., a company owned by the mother of Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer.  Although we believe we purchase supplies from Jendco at prices that are no lower than those quoted by Jendco to unrelated purchasers for similar quantities of products, we believe we have received favorable payment terms (averaging slightly in excess of 30 days after receipt of invoice) for purchasers in our financial condition.  We have no written agreement with Jendco.  Additionally, we lease our principal executive offices and warehouse in Columbus, Ohio from Ms. Jarvis’ mother.  Although we believe we pay rent at a market rate for the space that we occupy, we have not been required to make a security deposit.  By utilizing these facilities, we are also able to place purchase orders for, and obtain delivery of, emergency preparedness supplies very quickly.  Although we have not received any cash advances or loans from Jendco, Jendco’s support and accommodations have helped us meet our liquidity needs.  Our failure to continue to have the support and accommodations from Jendco could inhibit our ability to achieve our business plan.

We compete with many different companies, some of which operate in large geographical regions and sell nationally with greater resources than we have.

We compete with a variety of companies that manufacture or distribute emergency preparedness kits.  While many competitors are small, privately-owned companies, some operate in large geographical regions and some sell nationally, either through a system of dealers, direct sales offices, or both, such as Aramsco (a Safeguard Industrial company), with greater financial and personnel resources than we have.  Competition in these markets is based largely on design capability, price, product quality, customer service and ability to meet delivery requirements.

We could be exposed to product liability if the products we sell malfunction, and such damages may be substantial.

The products we sell are intended to be used in emergency and disaster situations.  Although we do not sell products for immediate medical treatment or for use in a “life or death” situation, in the event of a malfunction of any of our products, irrespective of the cause, we could be sued alone or along with other companies and become liable for substantial damages.  We have secured product liability insurance aggregating $1,000,000.  There can be no assurance that such insurance will be adequate to protect us from defense costs and a possible adverse judgment against us.

We have a limited marketing and sales capability, which would not currently support extensive growth and could cause our results of operations to be stagnant.

We have limited internal marketing and sales capability at this time.  We also presently use independent dealers to market our products.  These dealers handle other product lines, many of which may be of greater significance to them than our products.  Currently, our own direct marketing and sales force and independent dealers would not support extensive growth.  This limited marketing and sales capability could cause our results of operations to be stagnant for an indefinite period of time.

We have a need for the proceeds of our initial public offering to expand our marketing efforts and for subsequent funding thereafter.

We have a need for the proceeds of our initial public offering in order to finance our planned marketing efforts that would include exhibiting our products at selected trade shows and conducting print and direct-mail campaigns to targeted customers.  No assurance can be given that the amount of money being allocated to such marketing efforts will be sufficient to complete these plans, or that we will derive any profits from these planned marketing efforts.  Additionally, although we believe the proceeds of our initial public offering, together with cash on hand and projected cash flow from operating activities, will allow us to conduct our operations for at least the next 12 months, our continued operations thereafter will depend upon the availability of cash flow, if any, from our operations or our ability to raise additional funds through equity or debt financing.  There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms and conditions favorable to or affordable by us.  If we cannot obtain needed funds, we may be forced to curtail our activities.

If Jennifer H. Jarvis resigns or dies without our having found a replacement, our operations may be suspended or cease. If that should occur, you could lose your investment.

Jennifer H. Jarvis is our President, Chief Executive Officer and Chief Financial Officer.  We are dependent upon her to coordinate the marketing of our products and for her knowledge and contacts in our business.  If Ms. Jarvis should resign or die there will be no one with her knowledge to operate the company. Further, we do not have an employment agreement with Ms. Jarvis and we do not have key-person life insurance for our benefit should she die. If we lose the services of Ms. Jarvis, and until we find another person to replace her, our operations may be suspended. In that event, it is possible you could lose your entire investment.

We consider our industry know-how proprietary but own no registered intellectual property or technology, and others may seek to copy it without compensating us.

We have no registered intellectual property rights as to the industry know-how and trade secrets that we believe we have developed relating to our decontamination chambers and pumps and certain other minor products, and we cannot be sure that others will not independently develop the same or similar industry know-how, or otherwise obtain access to or duplicate our industry know-how without compensating us.  To protect our rights in these areas, we require all employees, consultants and others who work for or with us to enter into confidentiality agreements.  We cannot be sure that these agreements will provide meaningful protection for our industry know-how, trade secrets or other information in the event of any unauthorized use, misappropriation  or disclosure.  We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Having only two officers and directors (the same persons) limits our ability to establish effective independent corporate governance procedures and increases the control of our senior executive officer.

We have only two directors, who are also our executive officers.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.  In addition, a tie vote of board members is decided in favor of the chairman (who is Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer), which gives Ms. Jarvis significant control over all corporate issues.

Unless and until we have a larger board of directors that would include one or more independent members, there will be limited oversight of Ms. Jarvis’ decisions and activities and little ability for you to challenge or reverse those activities and decisions, even if they are not in your best interests.

Because there is no public trading market for our common stock, you may not be able to resell your stock and, as a result, your investment is illiquid .

There is currently no public trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

Finra sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or Finra, has adopted rules that require that in recommending an investment to a customer, a broker/dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities (commonly referred to as penny stock) to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, Finra believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  Finra requirements will make it more difficult for broker/dealers to recommend that their customers buy our common stock when traded, which may have the effect of reducing the level of trading activity and liquidity of our common stock in the future.  Further, many brokers charge higher fees for these speculative low-priced securities transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Jennifer H. Jarvis will continue to exercise significant control over our operations. As a minority stockholder, you would have no control over certain matters requiring stockholder approval that could affect your ability to resell any shares you purchase in our initial public offering.

Jennifer H. Jarvis owns 81.8% of our outstanding shares of common stock. Due to the controlling amount of her share ownership, she has a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. Ms. Jarvis’ interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

We will incur ongoing costs and expenses for SEC reporting and compliance and we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Our business plan allows for the estimated $39,000 cost of the registration statement in our initial public offering to be paid from existing cash on hand.  A symbol was assigned for our common stock so that our common stock may be quoted for trading on the OTC Bulletin Board under KKTZ.  To be eligible for quotation on the OTC Bulletin Board, issuers must remain current in their periodic report filings with the SEC. Securities that become delinquent in their required filings are removed. In order for us to remain in compliance we will require funds to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

We do not anticipate paying cash dividends on our common stock at any time.  Don’t buy our shares if you expect to receive dividends.

We have never declared or paid dividends on our common stock and do not expect paying dividends on our common stock at any time in the foreseeable future.

Our charter contains some anti-takeover provisions that may inhibit a takeover that might benefit you.

The provisions in our certificate of incorporation relating to delegation to the board of directors of rights to determine the terms of preferred stock may have the effect not only of discouraging attempts by others to buy us, but also of making it more difficult or impossible for existing stockholders to make management changes.  The ability of our board of directors to determine the terms of preferred stock, while providing flexibility in connection with possible business purchases and other corporate purposes, could make it more difficult for a third party to secure a majority of our outstanding shares of common stock.

Special Information Regarding Forward-Looking Statements

Some of the statements in this report are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to statements made in connection with our initial public offering.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We occupy a 10,000 square foot office in Columbus, Ohio, which serves as our principal executive offices and warehouse.  Our lease at this location runs from month-to-month, and we currently pay $1,300 in rent per month.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 95,000,000 shares of common stock, par value $0.000001 per share. As of March 26, 2010, there were 5,500,000 shares of common stock issued and outstanding held by 41 stockholders of record.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop or, if developed, may not be sustained. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

OTC Bulletin Board Qualification for Quotation

A symbol was assigned for our common stock so that our common stock may be quoted for trading on the OTCBB under symbol KKTZ.  Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our shares of common stock, developments affecting our business generally, including the impact of the factors referred to in “Risk Factors,” investor perception and general economic and market conditions. No assurance can be given that an orderly or liquid market will ever develop for the shares of common stock.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of our surplus. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and other factors.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.000001 per share. As of the date of this report, there are no shares of preferred stock outstanding.

Preferred stock may be issued in series with preferences and designations as the board of directors may from time to time determine (commonly known as “blank check” preferred stock). The board may, without shareholders approval, issue preferred stock with voting, dividend, liquidation and conversion rights that could dilute the voting strength of our common shareholders and may assist management in impeding an unfriendly takeover or attempted changes in control.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly-announced plan or otherwise, were made during any month in 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Information Regarding Forward-Looking Statements

Some of the statements in this Form 10-K are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this annual report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Overview

K-Kitz, Inc. is a Delaware corporation formed on August 8, 2006. We custom design and assemble most of our emergency preparedness kits based on the individual needs of a buyer.  During 2009, we supplied kits to end-users such as the Board of Health of Franklin County, Ohio and the Roman Catholic Diocese for parochial schools in and around Columbus, Ohio, and to dealers such as Airgas Safety, Inc. and Safety Environmental Control, Inc.  We are able to assemble the kits using a variety of essential emergency supplies such as crank lanterns, weather band radios, portable decontamination chambers, megaphones, first responder vests, protection facemasks, disposable gloves and blood pressure cuffs.  Our approach is to be responsive to customer needs by performing these customized services, while also supplying a full line of products from a single source.  Competition in this market is based largely on design capability, price, product quality, customer service and ability to meet delivery requirements.

We face numerous obstacles in operating and expanding our business, including:

●	conservative state and municipal budgets which negatively affect spending by school systems and municipalities, our primary customers,

●	lack of capital to significantly expand our marketing capabilities beyond our existing base in Columbus, Ohio, and

●	many competitors that make similar emergency preparedness kits, some of which operate in large geographical regions and sell nationally and have greater resources than we have.

Revenue Recognition

We recognize revenue from the sales of our products in accordance with Staff Accounting Bulletins 101 and 104. The criteria for recognition is as follows:

●	persuasive evidence of an arrangement exists,

●	delivery has occurred or services have been rendered,

●	the seller’s price to the buyer is fixed or determinable, and

●	collectability is reasonably assured.

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

For the year ended December 31, 2009, we had three major customers representing approximately 56.69% of our sales:  Franklin County, Ohio - 25.28%, Safety Environmental Control, Inc. - 18.55%, and Airgas Safety, Inc. - 12.85%.

For the year ended December 31, 2009, we had three major vendors that represented approximately 91.58% of our purchases of merchandise:  Jendco Safety Supply Inc. - 48.11%, Wolf Creek Co. - 26.60%, and TM Poly Film, Inc. - 16.87%.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

●
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

●
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

●
Cash flow requirements - our growth will depend on the availability of additional capital.  We have limited sales and income and may be dependent on non-banking or traditional sources of capital, which tend to be more expensive.  Any increase in cost of goods will further tighten cash reserves.

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

For the year ended December 31, 2009, revenue earned from three customers, amounted to approximately 56.69% of our total sales revenue.  For the year ended December 31, 2008, revenue earned from three customers, amounted to approximately 79.74% of our total sales revenue.  Accounts receivable from these customers equaled $18,580 and $41,167 of total receivables as of December 31, 2009 and 2008, respectively.

Our cost of sales were 72.16% of revenue for the year ended December 31, 2009, and our cost of sales were 84.16% of revenue for the year ended December 31, 2008.  The decrease of 12% was due to the mix of our sales during the two periods; in 2008, our product sales consisted mainly of assembled, ready-for-sale kit items and, in 2009, consisted of more items actually manufactured by us at our facility, which provide higher gross margins for us.

Our revenue of $295,520 decreased for the year ended December 31, 2009 by 35.65% from our revenues of $459,229 for the year ended December 31, 2008.  The decrease in revenue from the 2008 to 2009 periods reflect the impact of significant sales in 2008 to the Franklin County, Ohio Board of Health.  Although this major customer continued to make purchases in 2009 and we acquired new smaller customers this year, the magnitude of new sales in 2009 did not replicate the level of our significant sales in 2008.

Our selling, general and administrative expenses were $72,301 for the year ended December 31, 2009, as compared to $88,591 for the year ended December 31, 2008.  This decrease of expenses, equal to 18.39% for the year ended December 31, 2009, was due mainly to a 68.77% decrease in payroll expense over the same periods.  This decrease was due to the accrual of $45,000 in compensation to Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer.  We expect to maintain relatively consistent to modestly higher levels of selling, general and administrative expenses in the foreseeable future.  We have no current plans to significantly increase our personnel count or expand our warehouse area; however, we do expect professional fees and expenses to increase related to our being a publicly-reporting company.

Total operating expenses for the year ended December 31, 2009 were $285,555 as compared to $475,074 for the year ended December 31, 2008.  The 39.89% decrease of total operating expenses for such period was primarily due to the decrease of payroll expenses described above.

Accordingly, for the year ended December 31, 2009, we had net income of $8,131 and for year ended December 31, 2008, we had a net loss of $15,845.

Liquidity and Capital Resources

At December 31, 2009, we had total assets of $137,773, consisting of cash, accounts receivable, inventory and prepaid expenses. At December 31, 2009, our total current liabilities were $40,897, consisting of accounts payable, accrued expenses and income taxes payable.  We have no long-term liabilities.

We intend to provide funding for our future activities, if any, through a combination of operating revenues, private placement of equity securities, public sales of equity securities and borrowing from commercial lenders.  At December 31, 2009, we had $46,012 in cash on hand, which we believe, together with the projected cash flow from operating activities, is enough to sustain operations for at least the next six months.  This estimate is made without considering additional funding.  We have no agreement, commitment or understanding to secure any new funding from any source other than operating revenues.

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

Since our inception, we have received support and accommodations from our relationship with Jendco Safety Supply Inc., a company owned by the mother of Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer, as described in this paragraph.  In 2009, Jendco was our largest vendor of emergency preparedness supplies.  Although we believe we purchase supplies from Jendco at prices that are no lower than those quoted by Jendco to unrelated purchasers for similar quantities of products, we believe we have received favorable payment terms (averaging slightly in excess of 30 days after receipt of invoice) for purchasers in our financial condition.  We have no written agreement with Jendco.  Additionally, we lease our principal executive offices and warehouse in Columbus, Ohio from Ms. Jarvis’ mother.  Although we believe we pay rent at a market rate for the space that we occupy, we have not been required to make a security deposit.  By utilizing these facilities, we are also able to place purchase orders for, and obtain delivery of, emergency preparedness supplies very quickly.  We have not received any cash advances or loans from Jendco.

As part of our plan to augment our financial resources and consider attractive business opportunities, our president has entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management.  When finalized and binding, we will provide full disclosure about the transaction and the third party, as required by applicable securities laws.

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

Cash and cash equivalents.  For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009, there were no cash equivalents.

Allowance for doubtful accounts.  Accounts receivable reflect those amounts due to the company from its customers and reflect the net realizable value of the balances due.  Terms are net 30 days from invoice.  We provide an allowance for doubtful account which is based upon a review of outstanding receivables as well as historical collection information.  In determining the amount of the allowance, we are required to make certain estimates and assumptions.  We have determined that no reserve for uncollectible accounts was required as of December 31, 2009.

Inventory.  Inventory is valued at the lower of cost or market value which approximates the first in, first out method of inventory flow.  The balance reflects the net realizable value of such inventory.

Income taxes.  We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The current income tax expense for the year ended December 31, 2009 was $1,495 for federal and $339 for state, which was calculated at a federal rate net of state tax benefit of 15% and a state rate of 3.4%. Provision for federal and state taxes were not reflected due to the uncertainty of our company achieving profitability for the rest of the year.

Basic and diluted net loss per common share.  Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  We had no common stock equivalents outstanding at December 31, 2009.

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

We did not grant any stock options or warrants during the year ended December 31, 2009, nor have any options been granted in prior periods.

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

Fair Value Accounting.  In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of FAS 159 to have a material impact on our financial results.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of FAS 157 to have a material impact on our financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for this Form 10-K follow the signature page of this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Jennifer H. Jarvis	28	President, Chief Executive Officer, Chief Financial Officer and Director

Michael J. Funtjar	28	Chief Operating Officer, Secretary and Director

Jennifer H. Jarvis has been our President, Chief Executive Officer, Chief Financial Officer and a director (acting as chairman) since we were incorporated in August 2006.  Ms. Jarvis’ responsibilities include running the day-to-day operations and business development of our company.  Before founding the company in August 2006, she was a sales representative for Jendco Safety Supply Inc., a safety products distributor based in Columbus, Ohio, since September 2004, and a night club event coordinator for clubs in the Columbus metro area since May 2004.  Ms. Jarvis was also a customer service representative at Safelite Auto Glass Corp. in Columbus from June 2000 to September 2004.  Ms. Jarvis received a B.S. degree in human development and family science from the Ohio State University.

Michael J. Funtjar has been our Chief Operating Officer, Secretary and a director since we were incorporated in August 2006.  Mr. Funtjar’s responsibilities include overseeing our kit assembly and order fulfillment. Before joining the company, he was a senior event and partner management specialist with the American Motorcyclist Association since March 2004, and a real estate operations sales person with Prudential Residential One from May 2002 to March 2004.  Mr. Funtjar attended Columbus State Community College.

The board of directors appoints our executive officers annually. A majority vote of the directors who are in office are required to fill director vacancies.  Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.  As long as we have an even number of directors, a tie vote of board members on issues are resolved in favor of the vote of the chairman (who is Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer).  We have never experienced a deadlock in director voting.  Ms. Jarvis and Mr. Funtjar may be deemed “promoters” of our company.

Family Relationships

There are no family relationships among our current or former officers and directors.

Significant Employees

None

Legal Proceedings

No officer, director, persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) during our year ended December 31, 2009, as we did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

In March 2009, we adopted a Code of Business Conduct and Ethics which is applicable to our future employees and which also includes a Code of Ethics for our CEO and senior financial officers and persons performing similar functions.  A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics was attached as an exhibit to the Registration Statement on Form S-1 (No. 333-158426) that the U.S. Securities and Exchange Commission declared effective on September 29, 2009.

Changes to Nomination Process

There were no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee

We do not have a separately-designated audit committee. The entire board of directors serves as the audit committee of the company.  We do not have an “audit committee financial expert,” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the years ended December 31, 2009 and 2008 by our sole officer.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award (s) ($)	Non-Equity Incentive Plan Compensation (#)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jennifer H. Jarvis President, Chief Executive Officer and Chief Financial Officer	2009 2008	- 45,000	- -	- -	- -	- -	- -	- -	- -

Michael J. Funtjar Chief Operating Officer and Secretary	2009 2008	- -	- -	- -	- -	- -	- -	- -	- -

None of our executive officers or directors has received any cash compensation for services rendered.  On January 24, 2009, we issued 4,500,000 shares of common stock to Ms. Jarvis in consideration for her past performance of services for us.  The $45,000 shown in the table above reflects accrued compensation to Ms. Jarvis.  We did not receive cash in connection with the issuance of those shares. Our executive officers have agreed to work without salary until we have a sufficient level of cash flow from operating activities to meet reasonable base salary requirements.

We presently do not have any pension, health, annuity, insurance, stock option, profit sharing or other similar benefit plans for officers, employees or directors.  However, we may adopt plans in the future.

Employment Agreements

Neither Ms. Jarvis nor Mr. Funtjar has an employment agreement with us.

Director Compensation

Our directors are not currently compensated for their services as directors.

Director Independence

We presently have no “independent directors,” according to Nasdaq’s guidelines, because our directors also serve as executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2010, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

Names and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent

Jennifer H. Jarvis	4,500,000	81.8%

Michael J. Funtjar	0	--

All directors and named executive officers as a group (2 person)	4,500,000	81.8%

The table above is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the persons named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 5,500,000 shares of common stock outstanding as of March 26, 2010.

The information presented above regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owner of our common stock listed above has sole voting and investment power with respect to the shares shown.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

We do not have a compensation plan under which equity securities are authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

There are no relationships or transactions requiring disclosure between us and our related persons, promoters or control persons, other than with regard to Jendco Safety Supply Inc. (Jendco).

Jendco, our largest vendor in 2009, is owned by the mother of Jennifer H. Jarvis.  Our principal executive offices and warehouse are located within a larger facility owned by Ms. Jarvis’ mother.  Our lease at this location runs from month-to-month, and we currently pay $1,300 in rent per month.  We paid total rent of $15,600 in each of the years ended December 31, 2009 and 2008.

We sold products to Jendco totaling $20,014 and $17,546 in the years ended December 31, 2009 and 2008, respectively, and had an accounts receivable from Jendco of $16,687 and $13,276 as of December 31, 2009 and 2008, respectively.  We purchased raw materials from Jendco totaling $95,733 and $195,956 in the years ended December 31, 2009 and 2008, respectively, and had an accounts payable from Jendco of $15,603 and $51,480 as of December 31, 2009 and 2008, respectively.

Since our inception, we have received support and accommodations from our relationship with Jendco, as described in this paragraph.  Although we believe we purchase emergency preparedness supplies from Jendco at prices that are no lower than those quoted by Jendco to unrelated purchasers for similar quantities of products, we believe we have received favorable payment terms (averaging slightly in excess of 30 days after receipt of invoice) for purchasers in our financial condition.  We have no written agreement with Jendco.  Additionally, we lease our principal executive offices and warehouse in Columbus, Ohio from Ms. Jarvis’ mother.  Although we believe we pay rent at a market rate for the space that we occupy, we have not been required to make a security deposit.  By utilizing these facilities, we are also able to place purchase orders for, and obtain delivery of, emergency preparedness supplies very quickly.  We have not received any cash advances or loans from Jendco.

We believe that all of such transactions and arrangements were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Director Independence

We presently have no “independent directors,” according to Nasdaq’s guidelines, because our directors also serve as executive officers.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For year end December 31, 2009:     $     9,000

For year end December 31, 2008:     $   12,500

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

3.1*	Certificate of Incorporation.

3.2*	By-laws.

10.1*	Form of Sales Invoice provided to customers.

14.1*	Code of Business Conduct and Ethics.

14.2*	Code of Ethics for the CEO and Senior Financial Officers.

31.1	Certification as Adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*	Incorporated by reference to the exhibits included with Registration Statement on Form S-1 (No. 333-158426), declared effective by the U.S. Securities and Exchange Commission on September 29, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-KITZ, INC.

Date: March 30, 2010	By:	/s/ Jennifer H. Jarvis
Jennifer H. Jarvis
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	By:	/s/ Jennifer H. Jarvis
Jennifer H. Jarvis
President, Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)

K-Kitz, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of K-Kitz, Inc.:

We have audited the accompanying balance sheets of K-Kitz, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards requires that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement,  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-Kitz, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ W.T. Uniack & Co., CPA’s P.C.

W.T. Uniack & Co., CPA’s P.C.
Atlanta, Georgia
March 17, 2010

K-KITZ, INC.
BALANCE SHEET

		Restated	*Pro Forma
Assets	December 31,	December 31,	December 31,
	2009	2008	2008
Current assets
Cash	$46,012	$43,717	$43,717
Accounts receivable	52,202	46,218	46,218
Accounts receivable - related party (Jendco)	16,687	13,276	13,276
Inventory	18,978	26,343	26,343
Prepaid expenses	3,894	10,172	10,172
Total Current Assets	$137,773	$139,726	$139,726

Liabilties and Stockholders' Equity

Current Liabilities
Accounts payable & accrued expenses	$23,460	$31,905	$31,905
Accounts payable - related party (Jendco)	15,603	51,480	51,480
Income taxes payable	1,834	-	-
Accrued compensation - related party (Jennifer Jarvis)	-	45,000	-
Total Current Liabilities	40,897	128,385	83,385

Stockholders' Equity
Common stock, $0.000001 par value, 95,000,000 shares authorized; issued & outstanding
100 as of December 31, 2008 & December 31, 2007	6	-	5
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; issued & outstanding -0- as of
December 31, 2008 & December 31, 2007	-	-	-
Additional paid-incapital	96,795	19,397	64,392
Accumulated earnings	75	(8,056)	(8,056)
Total Stockholders' Equity	96,876	11,341	56,341

Total Liabilities and Stockholders' Equity	$137,773	$139,726	$139,726

* The Pro Forma Balance Sheet reflects the 4,500,000 shares issued to Jennifer Jarvis as of January 24, 2009.

 The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.

 INCOME STATEMENT

			*Pro Forma
	For the Years ended
	December 31,	December 31,	December 31,
	2009	2008	2008

Revenue	$275,506	$441,683	$441,683
Revenue - related party (Jendco)	20,014	17,546	17,546
Total revenue	295,520	459,229	459,229

Operating expenses:
Cost of sales	117,521	190,527	190,527
Cost of sales - related party (Jendco)	95,733	195,956	195,956
Selling, general & administrative expenses	72,301	88,591	88,591

Total operating expenses	285,555	475,074	475,074

Operating income (loss)	9,965	(15,845)	(15,845)

Income (loss) before income taxes	9,965	(15,845)	(15,845)
Deferred income taxes	1,834	-	-

Net income (loss)	8,131	(15,845)	(15,845)

Earnings per share:
Basic & fully diluted	$0.0019	$(158.4500)	$(0.0035)

Weighted average shares outstanding:
Basic & fully diluted	4,389,157	100	4,500,000

* The Pro Forma Income Statement reflects the 4,500,000 shares issued to the Jennifer Jarvis as of January 24, 2009.

 The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.
STATEMENT OF CASH FLOW

	For the Years Ended
	December 31,	December 31,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$8,131	$(15,845)
(Increase) decrease in operating assets:
Accounts receivable	(5,984)	(26,821)
Accounts receivable - related party (Jendco)	(3,411)	(6,541)
Inventory, prepaid expenses	13,643	(7,156)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses	(6,611)	(1,473)
Accrued expenses - related party (Jendco)	(35,877)	51,480
Accrued expenses - related party (Jennifer Jarvis)	(45,000)	45,000
Net cash provided from operating activities	$(75,109)	$38,644

Cash Flows From Financing Activities
Capital contribution	32,404	-
Stock issuance	45,000
Net cash provided from financing activities	77,404	-

Net increase (decrease) in cash	$2,295	$38,644
Cash - beginning of year	$43,717	$5,073
Cash - end of year	$46,012	$43,717

 The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.
  STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

				Additional	Accumulated	Total
	Common Stock		Preferred Stock	Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Equity

Balance at January 1, 2007	100	$0.0001	-	$19,397	$-	$19,397

Net income				-	7,789	7,789

Balance at December 31, 2007	100	$0.0001	-	$19,397	$7,789	$27,186

Net loss				-	(15,845)	(15,845)

Balance - December 31, 2008	100	$0.0001	-	$19,397	$(8,056)	$11,341

Repurchase of stock	(100)	$(0.0001)

Stock issue	5,500,000	$5.5000		44,994		45,000

Contributed capital				32,404		32,404

Net Income					8,131	8,131

Balance - December 31, 2009	5,500,000	$6	-	$96,795	$75	$96,876

The accompanying notes are an integral part of these financial statements.

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

K-Kitz, Inc. (the “Company”) incorporated in the state of Delaware on August 9, 2006.  Our principal executive offices are located at 1630 Integrity Drive East, Columbus, Ohio 43209, and our telephone number is (614) 449-8614.  Our web address is www.kkitz.com.

We design, assemble, market and sell emergency preparedness kits and supplies to school systems, municipalities, businesses and other customers.  We combine our own direct marketing and sales effort, primarily through our kkitz.com website, with approximately 11 independent dealers which resell our products to these target buyers throughout the country.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three (3) months or less, when purchased, to be cash equivalents.  Liquid investments with maturities greater than three (3) months are recorded as investments.

Allowance for Doubtful Accounts

Accounts receivable reflect those amounts due to the Company from its customers and reflect the net realizable value of the balances due.  Terms are net 30 days from invoice.  The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables as well as historical collection information.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that no reserve for uncollectible accounts is required as of December 31, 2009 and December 31, 2008.

Inventory

Inventory is valued at the lower of cost or market value which approximates the first in first out method of inventory flow.  The balance reflects the net realizable value of such inventory.

Revenue Recognition

We recognize revenue from the sales of our products in accordance with Staff Accounting Bulletins 101 and 104. The criteria for recognition is as follows:

●	persuasive evidence of an arrangement exists,

●	delivery has occurred or services have been rendered,

●	the seller’s price to the buyer is fixed or determinable, and

●	collectability is reasonably assured.

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

Recent  Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company has evaluated the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows and believes that no application  is necessary.

Accounting for Convertible Debt Instruments

In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company has evaluated the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows and believes that no application is necessary.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classifed nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning January 1, 2008. The Company has evaluated the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows and believes that no application is necessary.

Fair Value Accounting

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on the Company’s financial results.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 157 to have a material impact on the Company’s financial results.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

NOTE 3 -  MAJOR CUSTOMERS /  VENDORS AND ACCRUED EXPENSES

Major Customers and Vendors

A major customer or vendor is a customer or vendor that represents 10% of the Company’s sales or purchases.

For the year ended December 31, 2009 and December 31, 2008, K-Kitz had three major customers representing approximately 57% of the Company’s sales and three major customers representing approximately 80% of the Company’s sales respectively.

For the year ended December 31, 2009 and December 31, 2008, K-Kitz had three major vendors that represented approximately 92% of the Company’s purchases of merchandise and four major vendors that represented approximately 91% of the Company’s purchases of merchandise respectively.

Accrued Expenses

As of December 31, 2009, the Company had accrued but unpaid audit fees of $9,000.  As of December 31, 2008, the Company had accrued but unpaid compensation of $45,000, audit fees of $12,500, legal fees of $16,500 and payroll of $408.

NOTE 4 -  PROVISION FOR INCOME TAXES

The Company accounts for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income.

The Company accounts for income taxes using the asset and liability method in accordance with SFAS 109, as amended, which requires that the Company realize deferred income taxes and provide deferred tax assets and liabilities for all significant temporary differences.  The components of income tax expense from continuing operations are presented below:

	2009	2008
Deferred
Federal	$1,495
State	339
Deferred Tax Expense	$1,834

The reconciliation of the provision income taxes based on the statutory income tax rate is as follows:

Federal Income Tax @ 15%	$1,495
Net State Tax Expense @ 3.4%	$339

Under the asset and liability method of SFAS 109, temporary differences are reported as deferred taxes, measured at current rates, in the financial statements.  The current deferred tax liability results because the Company files its tax return on the cash basis.  Revenue is not recognized until paid, net of accounts payable, for income tax reporting.

Current Deferred Tax liability

	2009	2008
Accounts Receivable Net of accounts payable	$1,834	$-

For 2009 the effective tax rate varies from the maximum federal statutory rate allowable as a result of the following items for the twelve months ended December 31, 2009.

Tax benefit computed at the federal statutory rate of	(15%)
State tax rate, net of federal tax benefit	3.4%)
Increase in valuation allowance	18.4%
Effective income tax rate	0%

Deferred income tax assets and the related valuation allowance result principally from the potential tax benefits of net operation loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets:

December 31, 2009
Deferred tax assets	$1,834
Less valuation allowance	(1,834)
Net deferred tax assets	$0

For financial statement purposes no tax benefit has been reported as the Company has had a loss in the latest calendar year and within the current economic environment is not assured of a realization of the tax benefits with a substantial degree of probability.

Please refer to the S-1 filing for 2008, components for income tax.

NOTE 5 -  EARNINGS PER SHARE

Earnings Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  As of December 31, 2009 and 2008, there were no common stock equivalents issued and outstanding.  Therefore, the basic and fully diluted earnings per share are the same.

The following is a reconciliation of the computation for basic and diluted earnings per share:

	December 31,	December 31,
	2009	2008

Net income (loss)	$15,452	$(15,845)

Weighted-average common shares
Outstanding (basic and fully diluted)	4,389,157	100

Earnings per share (basic and fully diluted)	$.0035	$(158.4500)

NOTE 6 -   STOCKHOLDERS’ EQUITY

The Company has authorized two classes of stock: (a) Preferred stock – 5,000,000 shares authorized at a par value of $0.000001; and (b) Common stock – 95,000,000 shares authorized at a par value of $0.000001.

The Company issued 100 shares of common stock to Kevin A. Lynch in August of 2006.  On January 24, 2009, the Company purchased Mr. Lynch’s 100 shares and issued 4,500,000 shares to Jennifer Jarvis.  During the third quarter, an additional 1,000,000 shares were issued to 34 shareholders.

The Company’s founder contributed $19,397 in capital during the year ended December 31, 2006.  Ms. Jarvis contributed $32,404 in capital during the year ended December 31, 2009.

NOTE 7 -   RELATED PARTY TRANSACTIONS

Jendco, our largest vendor, is owned by the mother of Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer.  Our principal executive offices and warehouse are located within a larger facility owned by Jendco.  Our lease at this location runs from month-to-month, and we currently pay $1,300 in rent per month.  We paid total rent of $15,600 for the years ended December 31, 2009, and 2008 to Jendco.

We sold products to Jendco totaling $20,014 and $17,546 in the years ended December 31, 2009 and 2008, respectively, and had an accounts receivable from Jendco of $16,687 and $13,276 as of December 31, 2009 and 2008, respectively.  We purchased raw materials from Jendco totaling $95,733 and $195,956 in the years ended December 31, 2009 and 2008, respectively, and had an accounts payable from Jendco of $15,603 and $51,480 as of December 31, 2009 and 2008, respectively.

We believe that all of such transactions and arrangements were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

NOTE 8 -  SUBSEQUENT EVENTS (UNAUDITED)

The Company is currently engage in an offering with total gross proceeds to be raised ranges from $50,000 to $100,000.

On January 24, 2009, the Company redeemed 100 common shares from Kevin Lynch for a total cash payment of $1.00.  Upon redemption, the shares were cancelled and returned to the Company’s treasury.  Also on January 24, 2009, the Company issued Jennifer Jarvis 4,500,000 shares of common stock in consideration for her past performance of services for us.

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, its president has entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management.