Form 10-Q
period 2010-03-31
K KITZ INC
filed 2010-05-12
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2010, there were 4,500,000 shares of the registrant’s common stock outstanding.

K-Kitz, Inc.

Item 1.    Financial Statements

K-KITZ, INC.
BALANCE SHEET

Assets	March 31,	December 31,
	2010	2009
Current assets
Cash	$62,434	$46,012
Accounts receivable	5,571	52,202
Accounts receivable - related party (Jendco)	-	16,687
Inventory	29,316	18,978
Prepaid expenses	5,194	3,894
Total Current Assets	$102,515	$137,773

Liabilties and Stockholders' Equity

Current Liabilities
Accounts payable & accrued expenses	$13,033	$23,460
Accounts payable - related party (Jendco)	-	15,603
Current deferred tax liability	1,834	1,834
Accrued compensation - related party (Jennifer Jarvis)	-	-
Total Current Liabilities	14,867	40,897

Stockholders' Equity
Common stock, $0.000001 par value,95,000,000 shares authorized; issued & outstanding
5,500,000 as of March 31, 2010 and December 31, 2009	6	6
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; issued & outstanding -0- as of
December 31, 2008 & December 31, 2007	-	-
Additional paid-incapital	96,795	96,795
Accumulated (Deficit) / Retained Earnings	(9,153)	75
Total Stockholders' Equity	87,648	96,876

Total Liabilities and Stockholders' Equity	$102,515	$137,773

The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.
INCOME STATEMENT

	For the Periods ended
	March 31,	March 31,
	2010	2009

Revenue	$16,790	$22,756
Revenue - related party (Jendco)	22	1,999
Total revenue	16,812	24,755

Operating expenses:
Cost of sales	9,657	16,394
Cost of sales - related party (Jendco)	-	-
Selling, general & administrative expenses	16,383	18,127

Total operating expenses	26,040	34,521

Operating income (loss)	(9,228)	(9,766)

Income (loss) before income taxes	(9,228)	(9,766)
Deferred income taxes	-	-

Net income	(9,228)	(9,766)

Earnings per share:
Basic & fully diluted	$(0.0017)	$(0.0030)

Weighted average shares outstanding:
Basic & fully diluted	5,500,000	3,300,027

The accompanying notes are an integral part of these financial statements

K-KITZ, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2010 and DECEMBER 31, 2009

				Additional	Accumulated	Total
	Common Stock		Preferred Stock	Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Equity

Balance at January 1, 2007	100	$0.0001	-	$19,397	$-	$19,397

Net income				-	7,789	7,789

Balance at December 31, 2007	100	$0.0001	-	$19,397	$7,789	$27,186

Net loss				-	(15,845)	(15,845)

Balance - December 31, 2008	100	$0.0001	-	$19,397	$(8,056)	$11,341

Repurchase of stock	(100)	$(0.0001)

Stock issue	5,500,000	$5.5000		44,994		45,000

Contributed capital				32,404		32,404

Net Income					8,131	8,131

Balance - December 31,. 2009	5,500,000	$6	-	$96,795	$75	$96,876

Net Loss					$(9,228)	$(9,228)

Balance - March 31, 2010	5,500,000	$6	0	$96,795	$(9,153)	$87,648

The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.
   STATEMENT OF CASH FLOW

	For the Periods Ended
	March 31, 2010	March 31, 2009

Cash Flows From Operating Activities
Net income (loss)	$(9,228)	$(9,766)

(Increase) decrease in operating assets:
Accounts receivable	46,631	33,289
Accounts receivable - related party (Jendco)	16,687	11,278
Inventory, prepaid expenses	(11,638)	(1,044)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses	(10,427)	(12,781)
Accrued expenses - related party (Jendco)	(15,603)	(6,480)
Accrued expenses - related party (Jennifer Jarvis)		(45,000)
Net cash provided from operating activities	$16,422	$(30,504)

Net increase (decrease) in cash	$16,422	(30,504)
Cash - beginning of period	$46,012	43,717
Cash - end of period	$62,434	13,213

The accompanying notes are an integral part of these financial statements.

K-KITZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND DECEMBER 31, 2009
(Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of K-Kitz, Inc. (“K-Kitz”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in K-Kitz’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 30, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2009 as reported in the Annual Report on Form 10-K for the year ended December 31, 2009 have been omitted.

NOTE 2 -   GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred net income (loss) of ($9,228) and ($9,766) for the three months ended March 31, 2010 and 2009, has a retained earnings/(deficit) of ($9,153) as of March 31, 2010 and $75 as of December 31, 2009 and the stockholder’s equity is $87,648 and $96,876 as of March 31, 2010 and December 31, 2009, respectively.  The Company has remained in business primarily from loans and advances from a significant related party (see related party footnote).  The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 3 -   STOCKHOLDERS’ EQUITY

The Company has authorized two classes of stock: (a) Preferred stock – 5,000,000 shares authorized at a par value of $0.000001; and (b) Common stock – 95,000,000 shares authorized at a par value of $0.000001.

The Company issued 100 shares of common stock to Kevin A. Lynch, the chief operating officer and chief executive officer, in August of 2006.  On January 24, 2009, the Company purchased Mr. Lynch’s 100 shares and issued 4,500,000 shares to Jennifer Jarvis.  During the third quarter of 2009, an additional 1,000,000 shares were issued to 34 shareholders.

The Company’s founder contributed $19,397 in capital during the year ended December 31, 2006.  Ms. Jarvis contributed $32,404 in capital during the year ended December 31, 2009.

NOTE 4 -   RELATED PARTY TRANSACTIONS

Jendco is owned by the mother of Jennifer H. Jarvis, our President, Chief Executive Officer and Chief Financial Officer.  Our principal executive offices and warehouse are located within a larger facility owned by Jendco.  Our lease at this location runs from month-to-month, and we currently pay $1,300 in rent per month.  We paid total rent of $3,900 in the three month periods ending March 31, 2010 and 2009 to Jendco.

We sold products to Jendco totaling $22 and $1,999 in the three month periods ending March 31, 2010 and 2009, respectively, and had an accounts receivable from Jendco of $0 and $1,999 as of March 31, 2010 and 2009, respectively.  We purchased raw materials from Jendco totaling $0 in the three month periods ending March 31, 2010 and 2009, respectively, and had an accounts payable from Jendco of $0 as of March 31, 2010 and 2009, respectively.

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

For the three months ended March 31, 2010, we had three major customers representing approximately 93.7 % of our sales:  American Environmental 40.5%, AirGas 35.8%, and MMI Industrial 17.4%.

For the three months ended March 31, 2010, we had two major vendors that represented approximately 100% of our purchases of merchandise Wolf Creek Co. – 50.3%, and TM Poly Film, Inc. – 49.7%.

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

Results of Operations

Three Months ended March 31, 2010 compared to Three Months ended March 31, 2009

For the three months ended March 31, 2010, revenue earned from three customers, amounted to approximately 93.82% of our total sales revenue.  For the three months ended March 31, 2009, revenue earned from four customers, amounted to approximately 78.88% of our total sales revenue.  Accounts receivable from these customers equaled $5,549 and $11,297 of total receivables as of March 31, 2010 and 2009, respectively.

Our cost of sales were 57.44% of revenue for the three-month period ended March 31, 2010, and our cost of sales were 66.23% of revenue for the three-month period ended March 31, 2009.  The decrease of 8.79% was due to the mix of our sales during the two periods; in 2009, our product sales consisted mainly of assembled, ready-for-sale kit items and, in 2010, consisted of more items actually manufactured by us at our facility, which provide higher gross margins for us.

Our revenue of $16,812 decreased for the three months ended March 31, 2010 by 26.22% from our revenues of $22,756 for the three months ended March 31, 2009.  The decrease in revenue from the 2009 to 2010 period reflects the impact of significant sales in 2009 to the Franklin County, Ohio Board of Health.  Although this major customer continued to make purchases in 2010 and we acquired new smaller customers in 2009, the magnitude of new sales in 2009 did not replicate the level of our significant sales to the Franklin County, Ohio Board of Health.

Our selling, general and administrative expenses were $16,383 for the three months ended March 31, 2010, as compared to $18,127 for the three months ended March 31, 2009.  This decrease of expenses, equal to 9.62% for the three months ended March 31, 2010, were due mainly to a 85.66% decrease in payroll expense over the same period from $7,376 to $1,057.  These decreases were due to expected seasonal fluctuations.  We expect to maintain relatively consistent to modestly higher levels of selling, general and administrative expenses in the foreseeable future.  We have no current plans to significantly increase our personnel count or expand our warehouse area; however, we do expect professional fees and expenses to increase related to our being a publicly-reporting company.

Total operating expenses for the three months ended March 31, 2010 were $26,040 as compared to $34,521 for the three months ended March 31, 2009.  The 24.57% decrease of total operating expenses for this period was primarily due to the decrease of payroll expenses described above.

Accordingly, for the three months ended March 31, 2010, we had net income (loss) of $(9,228)  and for the three months ended March 31, 2009, we had net income (loss) of $9,766.

Liquidity and Capital Resources

At March 31, 2010, we had total assets of $102,515, consisting of cash, accounts receivable, inventory and prepaid expenses. At March 31, 2010, our total current liabilities were $14,867, consisting of accounts payable, accrued expenses and current deferred tax liability.  We have no long-term liabilities.

We intend to provide funding for our future activities, if any, through a combination of operating revenues, private placement of equity securities, public sales of equity securities and borrowing from commercial lenders.  At March 31, 2010, we had $62,434 in cash on hand, which we believe, together with the projected cash flow from operating activities, is enough to sustain operations for at least the next six months.  This estimate is made without considering additional funding.  We have no agreement, commitment or understanding to secure any new funding from any source other than operating revenues.

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

Cash and cash equivalents.  For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2010, there were no cash equivalents.

Allowance for doubtful accounts.  Accounts receivable reflect those amounts due to the company from its customers and reflect the net realizable value of the balances due.  Terms are net 30 days from invoice.  We provide an allowance for doubtful account which is based upon a review of outstanding receivables as well as historical collection information.  In determining the amount of the allowance, we are required to make certain estimates and assumptions.  We have determined that no reserve for uncollectible accounts was required as of March 31, 2010.

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

Basic and diluted net loss per common share.  Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  We had no common stock equivalents outstanding at March 31, 2010.

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

We did not grant any stock options or warrants during the three months ended March 31, 2010, nor have any options been granted in prior periods.

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

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Reserved.

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

K-KITZ, INC.

Date: May 12, 2010	By:	/s/ Jennifer H. Jarvis
Jennifer H. Jarvis
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)