Form 10-Q
period 2010-06-30
Bacterin International Holdings, Inc.
filed 2010-08-20
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number: 333-158426

BACTERIN INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 CRUISER LANE
BELGRADE, MONTANA 59714

(Address of principal executive offices) (Zip code)

(406)-388-0480

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 13, 2010: 35,558,864

BACTERIN INTERNATIONAL HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets—
	June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations—
	Three Months and Six Months Ended June 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows—
	Six Months Ended June 30, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

Signatures		29

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,127,330	$54,155
Accounts receivable, net of allowance of $122,949 and $81,803, respectively	1,948,371	1,314,418
Notes receivable - trade	476,628	270,565
Inventories, net	5,906,590	5,000,713
Prepaid and other current assets	301,082	30,000
	11,760,001	6,669,851

Property and equipment, net	2,984,837	3,248,096
Intangible assets, net	552,641	554,268
Notes receivable - related party	82,255	-
Other assets	13,675	13,675

Total Assets	$15,393,409	$10,485,890

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,522,233	$1,403,950
Accrued liabilities	605,725	463,630
Other current liabilities	65,000	-
Warrant derivative liability	698,111	75,231
Notes payable	839,942	1,126,693
Notes payable to stockholders	161,124	183,461
Current portion of capital lease obligations	53,245	85,071
Convertible notes payable, net of debt discount	1,728,799	820,787
Current portion of long-term debt	1,200,537	1,202,574
	6,874,716	5,361,397
Long-term Liabilities:
Capital lease obligation, less current portion	8,551	27,074
Long-term debt, less current portion	210,310	412,545
Total Liabilities	7,093,577	5,801,016

Stockholders' Equity
Preferred stock, $.000001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 135,000,000 shares authorized; 34,434,314 issued and outstanding shares on June 30, 2010 and 28,211,562 issued shares and 28,152,665 outstanding shares on December 31, 2009	34	28
Additional paid-in capital	29,471,164	22,238,747
Treasury stock, 58,897 shares on December 31, 2009	-	(76,566)
Retained deficit	(21,171,366)	(17,477,335)
Total Stockholders’ Equity	8,299,832	4,684,874

Total Liabilities & Stockholders’ Equity	$15,393,409	$10,485,890

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Six
	Months Ended June 30,		Months Ended June 30,
	2010	2009	2010	2009
Revenue
Tissue sales	$3,185,772	$1,653,663	$5,890,747	$3,638,340
Royalties and other	15,328	67,815	46,786	181,579
Total Revenue	3,201,100	1,721,478	5,937,533	3,819,919

Cost of tissue sales	519,082	174,480	1,123,704	658,119

Gross Profit	2,682,018	1,546,998	4,813,829	3,161,800

Operating Expenses
General and administrative	1,940,807	1,409,694	3,406,945	2,236,956
Sales and marketing	1,683,853	407,319	3,126,570	754,169
Depreciation	151,661	164,680	304,162	328,254
Stock Options Compensation expense	182,833	128,047	276,429	303,839
Total Operating Expenses	3,959,154	2,109,740	7,114,106	3,623,218

Loss from Operations	(1,277,136)	(562,742)	(2,300,277)	(461,418)

Other Income (Expense)
Interest expense	(782,116)	(105,427)	(1,305,533)	(201,588)
Change in warrant derivative liability	7,719	-	(94,676)	-
Other income	531	431	6,455	11,298

Total Other Income (Expense)	(773,866)	(104,996)	(1,393,754)	(190,290)

Net Loss Before Benefit (Provision) for Income Taxes	(2,051,002)	(667,738)	(3,694,031)	(651,708)

Benefit (Provision) for Income Taxes
Current	-	-	-	-
Deferred	-	-	-	-

Net Loss	$(2,051,002)	$(667,738)	$(3,694,031)	$(651,708)

Net loss per share:
Basic	$(0.07)	$(0.03)	$(0.13)	$(0.03)

Shares used in the computation:
Basic	28,318,508	26,250,262	28,274,935	25,931,398

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(3,694,031)	$(651,708)
Noncash adjustments:
Depreciation and amortization	328,464	351,276
Stock/option awards for services	356,427	590,916
Provision for losses on accounts receivable and inventory	51,902	12,000
Non-cash interest expense	586,534	-
Change in derivative warrant liability	94,676	-
Changes in operating assets and liabilities:
Accounts receivable	(675,099)	(546,663)
Notes receivable	(206,063)	-
Inventories	(916,633)	(864,351)
Accrued interest	-	28,034
Prepaid and other current assets	(271,082)	(43,299)
Accounts payable	118,282	(288,690)
Accrued and other current liabilities	208,160	(474,121)
Net cash (used in) operating activities	(4,018,463)	(1,886,606)

Investing activities:
Purchases of property and equipment	(40,903)	(59,507)
Notes receivable from stockholder	(82,255)	(37,569)
Intangible asset additions	(22,675)	(46,917)
Net cash (used in) investing activities	(145,833)	(143,993)

Financing activities:
Payments on long-term debt	(204,272)	(196,669)
Proceeds from issuance of convertible debt	4,700,000	-
Payments on convertible debt	(340,000)	-
Payments on notes payable	(234,347)	(615,000)
Payments on related party notes	(23,402)	-
Payments on capital leases	(50,349)	(109,499)
Proceeds from issuance of common stock	3,522,348	2,165,002
Purchase of treasury stock	(132,507)	(76,566)
Net cash provided by financing activities	7,237,471	1,167,268

Net change in cash and cash equivalents	3,073,175	(863,331)

Cash and cash equivalents at beginning of period	54,155	1,238,895
Cash and cash equivalents at end of period	$3,127,330	$375,564

See notes to unaudited condensed consolidated financial statements.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies

Business Description

Bacterin International Holdings, Inc. (“the “Company” or “Bacterin”) develops, manufactures and markets biologics products to domestic and international markets.  Bacterin’s proprietary methods optimize the growth factors in human allografts to create the ideal stem cell scaffold and promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and cartilage regeneration in knee and other joint surgeries.

Bacterin’s device division develops anti-microbial coatings to inhibit infection based upon proprietary knowledge of the phenotypical changes made by microbes as they sense and adapt to changes in their environment. Bacterin develops, employs, and licenses bioactive coatings for various medical device applications.  Bacterin’s strategic coating initiatives include the inhibition of biofilm formation, local (as opposed to systemic) drug delivery, local (as opposed to systemic) pain management, and anti-thrombotic factors for medical device applications.

Certain Risks and Concentrations

The Company's revenue is derived principally from the sale or license of its medical products, coatings and device implants. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological advances, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company's operating results. The Company's business could be harmed by a decline in demand for, or in the prices of, its products or as a result of, among other factors, any change in pricing or distribution model, increased price competition, changes in government regulations or a failure by the Company to keep up with technological change.  Further, a decline in available tissue donors could have an adverse impact on the business.

Financial instruments subjecting the Company to concentrations of credit risk are accounts and notes receivable. The Company maintains cash, cash equivalents, and short-term investments with various domestic financial institutions. From time to time, the Company's cash balances with its financial institutions may exceed federal deposit insurance limits.

The Company's customers are worldwide with approximately 96% of sales in the United States for the six months ended June 30, 2010. One customer accounted for approximately 11% and 14% of the Company’s revenue for the six months ended June 30, 2010 and 2009, respectively.  One customer represented 7% and 14% of accounts receivable at June 30, 2010 and 2009, respectively.

Revenue by geographical region is as follows:

	For the six months ended June 30,
	2010	2009
United States	$5,714,010	$3,374,529
Rest of World	223,523	445,390
	$5,937,533	$3,819,919

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period; the carrying amount of property and equipment and intangible assets; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.  Cash equivalents are recorded at cost, which approximates market value.

Accounts Receivable and Notes Receivable - Trade

Accounts receivable represents amounts due from customers for which revenue has been recognized. Normal terms on trade accounts receivable are net 30 days and some customers are offered discounts for quick pay.  Notes receivable include amounts due from West Coast Tissue Service, a supplier of donors to the Company. The Company performs credit evaluations when considered necessary, but generally does not require collateral to extend credit.

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer's current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect a customer's ability to pay. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for doubtful accounts are charged to expense. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the specific identification method and includes materials, labor and overhead.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years for computers and equipment, and 30 years for buildings. Repairs and maintenance are expensed as incurred.

Intangible Assets

Intangible assets include costs to acquire and protect Company patents and are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives of 15 years.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies (continued)

Grants

As part of the Company’s efforts to build the development of new technologies, tissue donation and expansion of tissue supply, the Company, may, from time-to-time either provide or receive grants.  These grant receipts are used for research and development efforts.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the products or services have been delivered; c) the Company's fee for providing the products and services is fixed and determinable; and d) collection of the Company’s fee is probable.

The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes.  If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired.

The Company sells to certain customers under consignment arrangements whereby the Company ships product to be stored by the customer.  The customer is required to report the use to the Company and upon such notice, the Company invoices the customer.

Research and development services revenue is recognized as performed, based on the incurrence of qualifying costs or achievement of milestones as prescribed in the arrangement.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new technologies and processes for tissue and coatings, are expensed as incurred.

Income Taxes

The Company records income taxes under the asset and liability method as prescribed under FASB Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairments of long-lived assets have been identified in any of the periods presented.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net (loss) per share is as follows:

Net (Loss) Per Share:	June 30,
	2010	2009
Net (Loss)	$(3,694,031)	$(651,708)
Basic net loss per share	$(0.13)	$(0.03)
Weighted average common shares outstanding for basic net (loss) per share	28,274,935	28,931,398

Dilutive earnings per share are not reported as their effects are anti-dilutive.

Reverse Merger Transaction

On June 30, 2010, the Company completed a reverse merger transaction (the “Reverse Merger”), in which we caused Bacterin International, Inc., a Nevada corporation (“Bacterin”), to be merged with and into a wholly-owned Nevada subsidiary created for purposes of effecting the Reverse Merger, and the stockholders of Bacterin obtained control of the Company. The Reverse Merger was consummated under Nevada corporate law pursuant to an Agreement and Plan of Merger, dated as of June 30, 2010.  As a result of the Reverse Merger, Bacterin became our wholly-owned subsidiary and we are now engaged, through Bacterin, in the business of biomaterials research, development, and commercialization.

Pursuant to the terms of the Reverse Merger, the stockholders of Bacterin immediately preceding the Reverse Merger received one share of the Company’s common stock for each two shares of Bacterin common stock such stockholder held prior to the Reverse Merger (effectively resulting in a de facto one-for-two reverse stock split of the then outstanding Bacterin shares).  The aggregate number of the Company’s shares of common stock so issued to the Bacterin stockholders, being 28,251,498 shares, represented approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below.

All share amounts, including those for which any securities are exercisable or convertible, have been adjusted to reflect the conversion ratio used in the Reverse Merger.  In addition, stockholders equity and earnings per share have been retroactively restated to reflect the number of shares of Company common stock received by Bacterin stockholders in the Reverse Merger or the number of shares of Company common stock receivable by former Bacterin stockholders upon exercise or conversion of other securities held by them, as applicable.

Bacterin was deemed to be the acquiring company for accounting purposes and, accordingly, the Reverse Merger has been accounted for as a recapitalization.  The consolidated financial statements of the Company after the Reverse Merger reflect the historical financial results of Bacterin before the consummation of the Reverse Merger and do not include the historical financial results of the Company before the consummation of the Reverse Merger.

Private Placement

Concurrently with the closing of the Reverse Merger on June 30, 2010, we also completed an initial closing of a private placement to selected qualified investors of shares of our common stock at a purchase price of $1.60 per share and detachable warrants to purchase one-quarter share of our common stock (at an exercise price of $2.50 per share) for each share of common stock purchased in the private placement.

In total, we sold 4,934,534 shares of our common stock and warrants to purchase 1,233,634 shares of common stock as part of this initial closing. We received net proceeds of $7,004,677 in consideration for the sale of the shares of common stock and warrants, which consisted of (i) $3,522,348 in net cash from investors in the private placement and (ii) $3,482,329 from note holders in two earlier Bacterin bridge financings (conducted to fund working capital and capital expenditures during the months prior to the Reverse Merger) who converted their outstanding principal and interest into the private placement at a 10% discount to the purchase price, being $1.44 per share, and received identical warrant coverage as the cash investors except that the exercise price of the converting note holders’ warrants is $2.25 per share, a 10% discount to the exercise price of the warrants received by the cash investors.

Our placement agents in the private placement received an aggregate of $322,080 in cash fees in connection with the initial closing and reimbursement of their out-of-pocket-expenses.  In addition, the placement agents received 67,686 shares of our common stock and warrants to purchase 251,625 shares of our common stock at an exercise price of $1.60 per share.

The Company still has outstanding from the Bacterin bridge financings approximately $1,850,000 in principal amount of convertible debt plus interest thereon, which is currently due September, 2010 or upon demand to the note holders who did not convert such debt into the private placement.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of ASC 718 for its stock-based compensation plans.  Under ASC 718, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards.  The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award.  The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award.  Pursuant to the income tax provisions included in ASC 718-740, the Company has elected the “short cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

Comprehensive Income (Loss)

Comprehensive loss includes net income or loss, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company currently does not have any transactions that qualify for accounting and inclusion as other comprehensive income (loss).

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, notes receivable, accounts payable and other accrued expenses, approximate their fair values.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(2)	Notes Receivable - Trade

Notes receivable - trade consist of the following:

	June 30, 2010	December 31, 2009

West Coast Tissue Service, Inc.	$476,628	$270,565

West Coast Tissue Service, Inc. is a non-profit corporation organized under Section 501(c)(3) of the Internal Revenue Code.  The Company has contracted with West Coast Tissue Service to acquire its donor tissue for use in the Company’s production.  If the Company were unable to continue to receive donor tissue, it may have a material effect on its financial statements and results of operations.  The notes are non-interest bearing.

(3)	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$1,006,321	$1,279,006
Work in process	1,516,370	1,282,080
Finished goods	3,454,655	2,499,627
	5,977,346	5,060,713
Reserve	(70,756)	(60,000)
	$5,906,590	$5,000,713

(4)	Property and Equipment, Net

Property and equipment, net are as follows:

	June 30,	December 31,
	2010	2009
Buildings	$1,613,628	$1,613,628
Equipment	2,616,562	2,575,659
Computer equipment	235,566	235,566
Computer software	140,071	140,071
Furniture and fixtures	75,007	75,007
Leasehold improvements	898,248	898,248
Vehicles	68,306	68,306
Total cost	5,647,388	5,606,485
Less: accumulated depreciation	(2,662,551)	(2,358,389)
	$2,984,837	$3,248,096

Maintenance and repairs expense for the six months ended June 30, 2010 and December 31, 2009, was $39,948 and $43,328, respectively.  Depreciation expense related to property, plant and equipment, including property under capital lease, for the six months ended June 30, 2010 and 2009 was $304,162 and $328,254, respectively.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(5)	Intangible Assets

Bacterin has been issued various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

Intellectual Property	June 30, 2010	December 31, 2009
Gross carrying value	$733,146	$710,471
Accumulated amortization	$(180,505)	$(156,203)
Net carrying value	$552,641	$554,268

Aggregate amortization expense:	$24,302	$46,080

Estimated amortization expense:
2010		$47,364
2011		$47,364
2012		$47,364
2013		$47,364
2014		$47,364

(6)	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
Credit cards	$-	$10,764
Accrued interest payable	-	75,382
Wages payable	449,034	377,484
Other accrued expenses	156,691	-
	$605,725	$463,630

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(7)	Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2010	2009
Note payable Kevin Daly	$-	$200,000
Note payable Hamilton Group	341,314	426,693
Notes payable Flathead Bank	498,628	500,000
	$839,942	$1,126,693

The note payable to Kevin Daly was a 30-day note payable bearing interest at 15% and was repaid in January 2010. The notes payable to Hamilton Group are notes due under a factoring contract, secured by accounts receivable.  The notes payable to Flathead Bank are 6.5% short-term notes with monthly payments of $3,728 and maturing on June 25, 2010. The maturity date of this note has since been extended until September 25, 2010.

(8)	Convertible Notes Payable

	June 30 ,	December 31,
	2010	2009
12% convertible note payable.	$1,850,000	$890,000
Less: debt discount	(121,201)	(69,213)
	$1,728,799	$820,787

The 12% convertible notes payable, as of June 30, 2010, mature in September, 2010, are secured by the Company’s intellectual property and raw material inventory, and are convertible any time into common stock at $2.00 per share.  The Company was in compliance with the restrictive covenants of these notes as of December 31, 2009 and June 30, 2010.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(9)	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
6.5% loan payable to Flathead Bank, $7,278 monthly payments including interest, maturing September 25, 2010, secured by building	$963,154	$976,218

8.50% loan payable to Flathead Bank, $9,329 monthly payments, including interest, maturing in 2012, secured by equipment	247,769	293,052

5.00% loan payable to the City of Belgrade, $3,653 monthly payments, including interest, maturing in 2012, secured by equipment	102,713	141,215

5.00% loan payable to the City of Belgrade, $6,982 monthly payments, including interest, maturing in 2010, secured by equipment	-	39,044

5.00% loan payable to Valley Bank of Belgrade, $4,140 monthly payments including interest, maturing September 1, 2011; secured by building	97,211	165,590
	1,410,847	1,615,119

Less: Current portion	(1,200,537)	(1,202,574)
	$210,310	$412,545

The following is a summary of maturities due on the long-term debt as of June 30, 2010:

2010	$1,130,451
2011	140,172
2012	140,224
2013	-
Thereafter	-
Total	$1,410,847

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(10)	Capital Leasing Transactions

Future minimum capital and operating lease payments are as follows:

2010	$76,247
2011	28,920
2012	-
Thereafter	-

(11)	Notes Payable to Stockholders

Notes payable to stockholders consist of the following:

	June 30,	December 31,
	2010	2009
Notes payable to Guy Cook	$76,969	$76,969
Note payable to Mitch Godfrey	84,155	106,492
	$161,124	$183,461

The notes payable to Guy Cook and Mitch Godfrey do not have specified payment terms and bear 6% interest per annum.

(12)   Stock-Based Compensation

The Company’s Equity Incentive Plan provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors.  The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is currently administered by our board of directors but will be administered by our compensation committee once such committee has been established.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.  At June 30, 2010, the Company had approximately 6 million shares available for issuance under the equity plan.

Compensation expense recognized in the statement of operations for the six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(12)   Stock-Based Compensation (continued)

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants.  Key assumptions used to estimate the fair value of stock awards are as follows:

•	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award.

•
Expected Term: The Company does not have adequate history to estimate an expected term of stock-based awards, and accordingly, uses the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term.

•	Volatility: Since the Company’s stock is not publicly-traded, the Company estimates expected volatility based on peer-companies as prescribed by ASC 718.

•	Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts and was 0% as of June 30, 2010 and 2009.

Activity under the Company’s stock option plans was as follows:

	Six months ended June 30, 2010		Six months ended June 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1,	3,219,356	$1.40	1,919,196	$1.23
Granted	1,082,880	1.67	1,044,000	1.56
Exercised	-	-	-	-
Cancelled or expired	(464,400)	1.56	(108,640)	0.11
Outstanding at June 30,	3,837,836	$1.44	2,854,556	$1.35
Exercisable at June 30,	1,448,352	$1.17	925,037	$0.96

The following table summarizes information concerning non-vested option transactions for the year ended December 31, 2009:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2009	1,776,044	$0.90
Granted	69,600	1.00
Vested	(55,400)	0.83
Forfeited	(68,400)	0.90
Nonvested at December 31, 2009	1,721,844	$0.90

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(12)   Stock-Based Compensation (continued)

From time to time the Company may grant stock options to consultants.  The Company accounts for consultant stock options in accordance with ASC 505-50.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

In connection with private placements of convertible debt, short-term debt, and common stock, the Company issued warrants to purchase shares of common stock at an exercise price of between $1.16 and $2.50 per share. During 2009, 38,400 warrants were issued with private placements of common stock, 86,400 warrants were issued with the placement of short-term debt and 105,600 warrants were issued with the placement of convertible notes.   Warrants issued with common stock were recorded as additional paid in capital at the estimated fair market value of $13,601 in 2009.  The warrants issued with convertible debt and short-term loans were recorded as interest expense at the estimated fair value of $137,415 in 2009 using the following assumptions:

	June 30, 2010	December 31, 2009
Value of underlying common stock (per share)	$1.60	$1.60
Risk free rate	1.00%	2.20%
Expected term	2.5 years	2.5-5 years
Dividend yield	0%	0%
Volatility	75%	44-61%

From January 1, 2010, through June 30, 2010, we issued warrants to purchase 1,128,000 shares of our common stock at an exercise price of $2.60 per share in connection with Bacterin’s two prior bridge financings and warrants to purchase 1,233,634 shares of our common stock in connection with the initial closing of our private placement on June 30, 2010 described above. Warrants to purchase 629,063 shares of our common stock which were issued to investors who purchased shares for cash in the private placement have an exercise price of $2.50 per share and warrants to purchase 604,571 shares of our common stock which were issued to note holders who converted debt they acquired in Bacterin’s two prior bridge financings into the private placement have an exercise price of $2.25 per share, a 10% discount to the exercise price of the investors for cash.

Additionally, we issued warrants to our placement agents to purchase 281,520 shares of our common stock at an exercise price of $1.66 per share in connection with Bacterin’s two prior bridge financings and 251,625 shares of our common stock at an exercise price of $1.60 per share in connection with the private placement.

The following table summarizes our warrant activities for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,483,898	$1.52
Issued	2,894,779	2.33
Exercised	-	-
Cancelled or expired	-	-

Outstanding at June 30, 2010	6,378,677	1.89

(13)   Commitments and Contingencies

Operating Leases

The Company leases office facilities under a non-cancelable operating lease agreement with an expiration date in 2013. The Company has the option to extend the lease for another ten year term and has right of first refusal on any sale.  The Company leases additional office facilities under month-to-month arrangements.  Future minimum payments for the next five years and thereafter as of June 30, 2010, under these leases, are as follows:

2010	$120,000
2011	$120,000
2012	$120,000
2013	$72,258
Thereafter	$-

Rent expense was $71,492 and $87,665 for the six months ended June 30, 2010 and 2009, respectively.  Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement.  The Company has no contingent rent agreements.

Warranties and Indemnification

The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party's intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(13)   Commitments and Contingencies (continued)

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by the Company, arising out of that person's services as the Company's director or officer or that person's services provided to any other company or enterprise at the Company's request.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes that the resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.  Legal fees are charged to expense as incurred, unless the probability of incurring a loss is high and the amount can be reasonably estimated, in which case the estimated loss is accrued.

(14)   Income Taxes

The components of income (loss) before provision for income taxes consist of the following:

	June 30,
	2010	2009
United States	$(3,694,031)	$(651,708)
	$(3,694,031)	$(651,708)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% to income tax expense is as follows:

	Six Months Ended June 30,
	2010	2009
Statutory Federal tax rate	$(1,292,230)	$(228,098)
Valuation allowance	1,518,497	262,390
State income taxes, net of Federal benefit	(254,754)	(38,451)
Nondeductible meals & entertainment expense	28,487	4,159
	$-	$-

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(14)   Income Taxes (continued)

Deferred tax components are as follows:

	June 30,	December 31,
	2010	2009
Deferred tax assets:
Accrued liability for vacation	$85,734	$85,734
Accrued commission expense	154,468	48,318
Bad debt reserve	51,516	34,275
Inventory reserve	29,647	25,140
Net operating loss carryovers	4,319,509	3,654,421
Stock warrant expense	939,804	843,321
Noncash interest expense	231,267	-
Debt issuance expense	1,047,030	846,341
Stock compensation	777,120	661,296
Total deferred tax assets	7,636,095	6,198,846
Valuation allowance	(7,546,640)	(6,057,142)
Net deferred tax assets	89,455	141,704
Deferred tax liabilities:
Depreciation	(126,361)	(179,774)
Amortization	36,906	38,070
Total deferred tax liabilities	(89,455)	(141,704)
Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence or generation of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $1,489,498 and $1,704,002 for the six months ended June 30, 2010 and year ended December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, the Company had total domestic Federal and state net operating loss carryovers of approximately $10,309,090 and $8,652,555, respectively. Federal net operating loss carryovers expire at various dates between 2027 and 2029, while state net operating loss carryovers expire between 2024 and 2029.

Bacterin International Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(14)   Income Taxes (continued)

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2010 or 2009.

The 2007 through 2009 tax years remain open to examination by the Internal Revenue Service and the 2005 to 2009 tax years remain open to the Montana Department of Revenue. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.  As of June 30, 2010 the federal and state 2009 income tax returns were not filed, however extensions were timely filed.

(15)   Employee Benefit Plans

The Company has a SIMPLE IRA retirement plan established for qualified employees.  Qualified employees may defer their salary and the deferrals are matched up to 2% for June 30, 2010 and 3% for 2009 of eligible compensation by the Company.  The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of $10,500 of their salary or the statutorily prescribed limit to the plan. Employees are eligible the first January after their hire date.   The Company made matching contributions during the six months ended June 30, 2010 and 2009 of $10,331 and $13,970, respectively.

(16)   Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	June 30,
	2010	2009
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$274,611	$44,675
Income taxes	-	-
Non-cash investing and financing activities:
Acquisition of treasury stock using notes payable	$-	$76,566
Conversion of convertible notes payable into common stock	$3,482,324	$-
Conversion of note payable into common stock	$52,404	$-

(17)   Subsequent Events

On July 30, 2010, in the second and final closing under our private placement described above, the Company raised an additional $1,764,000 through the sale to accredited investors, including certain of its directors and officers, of 1,102,500 common shares at a price of $1.60 per share and warrants to purchase 275,625 shares of common stock at an exercise price of $2.50 per share.

Our placement agents in the private placement received an aggregate of $141,120 in cash fees in connection with the second and final closing and reimbursement of their out-of-pocket-expenses.  In addition, the placement agents received 22,050 shares of our common stock and warrants to purchase 110,250 shares of our common stock at an exercise price of $1.60 per share.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no additional events that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the intended usage and markets for our products and services, the market for our common stock, and our liquidity, results of operations, and ability to meet our anticipated cash requirements.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Current Report on Form 8-K filed with the SEC on July 7, 2010.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report.  Unless the context otherwise requires, “we,” “our,” “us” and similar expressions used in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section refer to Bacterin International, Inc., a Nevada corporation (“Bacterin”) prior to the closing of the Reverse Merger, as defined below, on June 30, 2010, and Bacterin International Holdings, Inc., f/k/a K-Kitz, Inc., as successor to the business of Bacterin, following the closing of the Reverse Merger transaction.

Background

On June 30, 2010, the Company completed a reverse merger transaction (the “Reverse Merger”), in which we caused Bacterin to be merged with and into a wholly-owned Nevada subsidiary created for purposes of effecting the Reverse Merger, and the stockholders of Bacterin obtained control of the Company. The Reverse Merger was consummated under Nevada corporate law pursuant to an Agreement and Plan of Merger, dated as of June 30, 2010.  As a result of the Reverse Merger, Bacterin became our wholly-owned subsidiary and we are now engaged, through Bacterin, in the business of biomaterials research, development, and commercialization.

Pursuant to the terms of the Reverse Merger, the stockholders of Bacterin immediately preceding the Reverse Merger received one share of the Company’s common stock for each two shares of Bacterin common stock such stockholder held prior to the Reverse Merger (effectively resulting in a de facto one-for-two reverse stock split of the then outstanding Bacterin shares) with the aggregate number of the Company’s shares of common stock so issued to the Bacterin stockholders, being 28,251,498 shares, representing approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below.

Before the Reverse Merger, our corporate name was K-Kitz, Inc., and our trading symbol was KKTZ.OB. On June 29, 2010, we changed our corporate name to “Bacterin International Holdings, Inc.” which name change became effective for trading purposes on July 1, 2010. Effective July 21, 2010, our trading symbol was changed from KKTZ.OB to BIHI.OB.

Concurrently with the closing of the Reverse Merger, we completed an initial closing of a private placement to selected qualified investors of shares of our common stock at a purchase price of $1.60 per share and detachable warrants to purchase one-quarter share of our common stock (at an exercise price of $2.50 per share). In total, we sold 4,934,534 shares of our common stock and warrants to purchase 1,233,634 shares of common stock as part of this initial closing. We received gross proceeds of $7,508,329 in consideration for the sale of the shares of common stock and warrants, which consisted of (i) $4,026,000 in cash from investors in the private placement and (ii) $3,482,329 from note holders in two earlier Bacterin bridge financings (conducted to fund working capital and capital expenditures during the months prior to the Reverse Merger) who converted their outstanding principal and interest into the private placement at a 10% discount to the purchase price, being $1.44 per share, and received identical warrant coverage as the cash investors except that the exercise price of the converting note holders’ warrants is $2.25 per share, a 10% discount to the exercise price of the warrants received by the cash investors.

In the second and final closing of this private placement on July 30, 2010, we sold a total of 1,102,500 additional shares of our common stock together with additional warrants to purchase an aggregate of 275,625 shares of our common stock for total gross cash proceeds of $1,764,000.

Our placement agents received an aggregate of $463,200 in cash fees in connection with the private placement ($322,080 from the initial closing and $141,120 from the second and final closing) and were reimbursed for their out-of-pocket-expenses.  In addition, the placement agents received an aggregate of 89,736 shares of our common stock (67,686 shares from the initial closing and 22,050 shares from the second and final closing) and warrants to purchase 361,875 shares of our common stock (251,625 shares from the initial closing and 110,250 shares from the second and final closing) at an exercise price of $1.60 per share.

The Company still has outstanding from the Bacterin bridge financings approximately $1,850,000 in principal amount of convertible debt plus interest thereon, which is currently due in September, 2010 or upon demand to the note holders who did not convert such debt into the private placement.

Concurrently with the closing of the Reverse Merger, the Company repurchased 4,319,404 shares of its common stock from one of its stockholders for aggregate consideration of $100, as well as certain other good and valuable consideration, and Bacterin repurchased 82,817 shares of its common stock from a few of its stockholders for aggregate consideration of $132,507.  Immediately after these repurchases, all of these shares were cancelled in connection with the Reverse Merger.

Overview

We develop, manufacture and market biologics products to domestic and international markets  through our biologics division and are a leader in the field of biomaterials research, device development and commercialization.  Our proprietary methods optimize the growth factors in human allografts to create the ideal stem cell scaffold and promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and cartilage regeneration in knee and other joint surgeries.

Our medical devices division develops medical devices intended for use in several diverse clinical areas including orthopedic, plastic, and cardiovascular surgery. Our background and expertise is in the research, testing, and development of coatings for medical devices, particularly antimicrobial-based coatings.  Such coatings contain active agents and provide our products with several potential advantages over traditional medical devices. They offer a means of protecting the surface of a medical device from contamination by pathogenic organisms, thereby minimizing the potential for infection.  Other coatings can serve as a reserve for local delivery of active agents, enhancing a variety of biological functions such as bone growth and pain management.

The manufacturing and operations of the biologics and device divisions are organized separately while products from both are marketed through several channels including private label arrangements, independent distributors, joint development projects and our direct sales network which we began to implement in the last half of 2009.  To date, we have established 13 regions with a regional vice-president in charge of all activities within the region and have hired and trained 35 sales representatives.  Our customers are located worldwide, with approximately 96% of our second quarter 2010 sales being derived from customers located in the United States.  Our headquarters, laboratory and manufacturing facilities are located in Belgrade, Montana.

Revenue Model

We generate revenue from a variety of sources, including the following: license fees and royalties from collaborative product development efforts with medical device manufacturers; sales from products developed and manufactured by us under our own label; products manufactured by us under private labels for other device distributing companies; and contract revenue from analytical testing and development services provided to medical device manufacturer clients, which tailor our coating process to the client’s specific product/medical application.  In order for us to recognize revenue from these sources, the following criteria generally must be met:

•	we have entered into a legally binding agreement with the customer for the product or services;
•	the products or services have been delivered by us;
•	our fee for providing the products or services is fixed and determinable; and
•	our fee is actually collectible.

We record revenue net of any applicable sales, use, or excise taxes.  If our arrangement with the customer includes a right of acceptance or a right to cancel, revenue is recognized when our products or services are accepted or when the right to cancel has expired.   We sell to certain customers under consignment arrangements.  Under these arrangements, revenue is recorded on the date of sale.  Revenue for research and development services provided by us is recognized based upon our meeting certain performance standards, such as incurring qualifying costs, as set forth in the specific arrangement governing the provision of such services.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

The following table sets forth key components of our results of operations during the three months ended June 30, 2010 and 2009.  The acquisition of Bacterin International Holdings, Inc. f/k/a K-Kitz, Inc. by Bacterin through the Reverse Merger was completed June 30, 2010.  The combined presentation below refers to that of Bacterin International Holdings, Inc. f/k/a K-Kitz, Inc. and Bacterin.

	Three
	Months Ended June 30,
	2010	2009
Revenue
Tissue sales	$3,185,772	$1,653,663
Royalties and other	15,328	67,815
Total Revenue	3,201,100	1,721,478

Cost of tissue sales	519,082	174,480

Gross Profit	2,682,018	1,546,998

Operating Expenses
General and administrative	1,940,807	1,409,694
Sales and marketing	1,683,853	407,319
Depreciation	151,661	164,680
Stock Options Compensation expense	182,833	128,047
Total Operating Expenses	3,959,154	2,109,740

Loss from Operations	(1,277,136)	(562,742)

Other Income (Expense)
Interest expense	(782,116)	(105,427)
Change in warrant derivative liability	7,719	-
Other income	531	431

Total Other Income (Expense)	(773,866)	(104,996)

Net Loss Before Benefit (Provision) for Income Taxes	(2,051,002)	(667,738)

Benefit (Provision) for Income Taxes
Current	-	-
Deferred	-	-

Net Loss	$(2,051,002)	$(667,738)

Revenue

Total revenue for the three months ended June 30, 2010 increased by $1,479,622, or 86%, to $3,201,100, compared to $1,721,478 in the three months ended June 30, 2009.  The increase related primarily to the implementation of a direct sales force effort in July 2009.  Prior to that time, we utilized a distributor model with a limited direct sales force.

Cost of tissue sales

Costs of revenue consist primarily of tissue and device manufacturing costs.  Costs of revenue increased by 197.5%, or $344,602, to $519,082 for the three months ended June 30, 2010, from $174,480 for the three months ended June 30, 2009.  Cost of revenue increase was the result of the above noted increased sales and an inventory adjustment of $384,430, which resulted in a lowering of cost of goods sold in the second quarter of 2009.  Our second quarter 2010 gross profit margin of 83.8% compared to 89.9% for the three months ended June 30, 2009.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, and compensation costs, including incentive compensation and non cash stock based compensation.  Operating expenses increased 87.7%, or $1,849,414, to $3,959,154 for the three months ended June 30, 2010 from $2,109,740 for the three months ended June 30, 2009, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs.  General and administrative expenses increased 37.7%, or $531,113, to $1,940,807, for the three months ended June 30, 2010 compared to $1,409,694 for the three months ended June 30, 2009.  The increase is largely associated with increased one-time legal and professional fees incurred as a result of the Reverse Merger, related financing transactions described in this report and increased insurance expense.

Selling and Marketing

Selling and marketing expenses include sales based compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other non-personnel sales and marketing related costs.  Selling and marketing expenses increased 313.4%, or $1,276,534, to $1,683,853 for the three months ended June 30, 2010 from $407,319 for the second quarter of 2009.  The increases were primarily the result of increased travel costs associated with the larger sales force and a substantial increase in marketing and advertising activities in 2010.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 7.9% to $151,661 for the three months ended June 30, 2010 from $164,680 for the three months ended June 30, 2009.  This decrease was a result of certain assets becoming fully depreciated.

Stock Options Compensation Expense

Stock options compensation expense consists of non-cash based stock compensation expense.  Stock options compensation expense increased 42.8%, or $54,786, to $182,833 for the three months ended June 30, 2010 from $128,047 in the comparable period of the prior year.  This increase was primarily due to an increase in the number of stock options granted to employees as well as a corresponding increase in Company headcount between the two periods.  As a percentage of revenues, stock options compensation expense in the second quarter of 2010 was 5.7% of revenues compared to 7.4% in the prior year.

Interest Expense

Interest expense is from our notes payable and convertible debt instruments.  Certain of our notes payable, in addition to accruing interest, had beneficial conversion features, whereby the holder of the note converted the principal and all accrued interest into common stock at a price of $1.44 per share, a discount of $.16 per share to the private placement price.  Interest expense for the three months ended June 30, 2010 increased 641.9% to $782,116, as compared to $105,427 for the three months ended June 30, 2009.  This increase was a direct result of the beneficial conversion of these convertible debt instruments, which was partially offset by lower debt balances during the three months.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

The following table sets forth key components of our results of operations during the six months ended June 30, 2010 and 2009.  The acquisition of Bacterin International Holdings, Inc. f/k/a K-Kitz, Inc. by Bacterin through the Reverse Merger was completed June 30, 2010.  The combined presentation below refers to that of Bacterin International Holdings, Inc. f/k/a K-Kitz, Inc. and Bacterin.

	Six Months Ended
	June 30,
	2010	2009
Revenue
Tissue sales	$5,890,747	$3,638,340
Royalties and other	46,786	181,579
Total Revenue	5,937,533	3,819,919

Cost of tissue sales	1,123,704	658,119

Gross Profit	4,813,829	3,161,800

Operating Expenses
General and administrative	3,406,945	2,236,956
Sales and marketing	3,126,570	754,169
Depreciation	304,162	328,254
Stock Options Compensation expense	276,429	303,839
Total Operating Expenses	7,114,106	3,623,218

Loss from Operations	(2,300,277)	(461,418)

Other Income (Expense)
Interest expense	(1,305,533)	(201,588)
Change in warrant derivative liability	(94,676)	-
Other income	6,455	11,298

Total Other Income (Expense)	(1,393,754)	(190,290)

Net Loss Before Benefit (Provision) for Income Taxes	(3,694,031)	(651,708)

Benefit (Provision) for Income Taxes
Current	-	-
Deferred	-	-

Net Loss	$(3,694,031)	$(651,708)

Revenue

Total revenue for the six months ended June 30, 2010 increased 55.4% to $5,937,533 compared to $3,819,919 in the comparable prior year period. The increase of $2,117,614 was largely the result of transitioning the sales model in the second half of 2009 from a distributorship model with a limited direct sales force to a direct sales force model.

Cost of tissue Sales

Costs of revenue consist primarily of tissue and device manufacturing costs.  Costs of revenue increased by 70.7%, or $465,585, to $1,123,704 for the six months ended June 30, 2010 from $658,119 for the six months ended June 30, 2009.  Cost of revenue increase was the result of increased costs associated with our higher sales and a product mix shift which resulted in higher sales of products with higher costs. Our gross profit margin for the six months ended June 30, 2010 was 81.7% compared to 82.8% for the comparable prior year period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 96.3%, or $3,490,888, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs.  General and administrative expenses increased 52.3%, or $1,169,989, to $3,406,945, for the six months ended June 30, 2010 compared to 2009.  The increase is largely associated with increased legal and professional fees incurred between the two periods.

Selling and Marketing

Selling and marketing expenses include sales based compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs.  Selling and marketing expenses increased 314.6%, or $2,372,401, to $3,126,570 for the six months ended June 30, 2010 from $754,169 for the comparable prior year period.  As a percentage of revenue, selling and marketing expenses increased to 52.7% in 2010 from 19.7% in the prior year.  The increases were primarily the result of increased travel costs associated with the larger sales force and a substantial increase in marketing and advertising activities in 2010 as part of our switch to a direct sales force model from a distributorship model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expense remained relatively unchanged, decreasing to $304,162 for the six months ended June 30, 2010 from $328,254 in the comparable prior year period..

Stock Options Compensation Expense

Stock options compensation expense consists of non-cash based stock compensation expense.  Stock options compensation expense decreased $27,410 to $276,429 for the six months ended June 30, 2010 from $303,839 in the comparable year period.  As a percentage of revenues, stock options compensation expense for the six months ended June 30, 2010 was 4.7%, compared to 8.0% in the prior year.

Interest Expense

Interest expense is from our promissory notes  and convertible debt instruments.  Interest expense for the six months ended June 30, 2010 increased 547.6%, to $1,305,533, as compared to the six months ended June 30, 2009.  The increase was the result of interest expense associated with the incurrence of convertible debt during the last half of 2009 and first half of 2010.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt, and other debt transactions.  Most recently, on June 30 and July 30, 2010, we raised approximately $9,272,000 through a private placement of equity securities and conversion of a portion of a bridge loan financing.  At June 30, 2010, we had approximately $5,075,700 of cash and cash equivalents and accounts receivables.  In addition, we have access to credit lines secured by certain of our accounts receivable balances.  At June 30, 2010, we had convertible notes payable of approximately $1,850,000 which we expect to pay off prior to September 30, 2010.

Net cash used in operating activities for the six months ended June 30, 2010 was $4,018,463.  This was primarily related to cash used to fund our operations as well as an increase of accounts receivable of approximately $675,099 and an increase in our inventory balance of approximately $916,633.  For the six months ended June 30, 2009, net cash used in operating activities was $1,886,606 due to a lower net loss compared to 2010 resulting from our decision to go to a direct sales effort in the second half of 2009.

Net cash provided by financing activities was $7,237,471 and $1,167,266 for the six months ended June 30, 2010 and 2009, respectively.  The net cash provided from financing activities during 2010 was primarily the result of the sale of approximately $4,700,000 in convertible debt instruments and the issuance of $3,522,348 of common stock, net of issuance costs,  in connection with the above referenced Reverse Merger and related financing transactions.  These amounts were partially offset by principal payments on outstanding loan and lease obligations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our cash on hand from our recent private placement of equity securities and from operations will be sufficient to meet our anticipated cash requirements through December 31, 2010 based upon the expected revenue levels and results of our operations.  If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in our reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiary, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding disclosure.

Changes in Internal Control over Financial Reporting

    We have previously reported in our prior periodic reports that, after conducting an evaluation of the Company’s disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We further indicated in our 10-Q filed November 13, 2009 for the quarter ended September 30, 2009, our first periodic report, that the reason for this was that our finances would not allow us to hire sufficient accounting staff or to implement appropriate procedures for the monitoring and review of our financial reporting function.

    However, as a result of the closing of the Reverse Merger on June 30, 2010 (See Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operation - Background and our Current Report on Form 8-K, filed with the SEC on July 7, 2010), in which all of our directors and officers were replaced and we changed our business from selling emergency preparedness kits to biomaterials research, development, and commercialization (the business of the company that effectively acquired us in the Reverse Merger), we have remedied our prior internal control deficiencies as we now have, among other things, a sophisticated board of directors and principal financial officer with substantial public company and accounting experience, as well as sufficient accounting staff and other resources, including access to outside accountants.  In addition, we have now put into place numerous internal controls over financial reporting as of the last day of the quarter ended June 30, 2010 which did not previously exist.  We believe these changes will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

ITEM 1A.    RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Current Report on Form 8-K, filed with the SEC on July 7, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Reference is made to the Company’s Current Reports on Form 8-K dated June 30, 2010 and July 30, 2010, as filed with the SEC on July 7, 2010 and August 5, 2010, respectively, for information regarding unregistered sales of equity securities and use of proceeds by the Company during and subsequent to the quarter ended June 30, 2010.

Purchases of Equity Securities by the Issuer

During the quarter ended June 30, 2010, concurrently with the Reverse Merger, we repurchased 82,817 shares of our common stock from a few of our shareholders for aggregate consideration of $132,507 and, in connection with the Reverse Merger, cancelled those shares, as set forth in the table below:

Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2010 - April 30, 2010	-	-	-	-
May 1, 2010 - May 31, 2010	-	-	-	-
June 1, 2010 - June 30, 2010	82,817	$1.60	-	-

ITEM 6.           EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bacterin International Holdings, Inc.

Date: August 20, 2010	By:	/s/ Guy Cook
	Name:	Guy Cook
	Title:	President and Chief Executive Officer

Date: August 20, 2010	By:	/s/ John P. Gandolfo
	Name:	John P, Gandolfo
	Title:	Chief Financial Officer