Form 10-Q
period 2010-09-30
Bacterin International Holdings, Inc.
filed 2010-11-16
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission file number: 333-158426

BACTERIN INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 CRUISER LANE
BELGRADE, MONTANA 59714
(Address of principal executive offices) (Zip code)

(406) 388-0480
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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 12, 2010:  35,900,160

BACTERIN INTERNATIONAL HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets—(Unaudited):
	September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations—(Unaudited):
	Three Months and Nine Months Ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows—(Unaudited):
	Nine Months Ended September 30, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

Signatures		26

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$571,844	$54,155
Accounts receivable, net of allowance of $ 122,949 and $81,803, respectively	2,560,692	1,314,418
Notes receivable - trade	518,905	270,565
Inventories, net	6,971,792	5,000,713
Prepaid and other current assets	221,567	30,000
	10,844,800	6,669,851

Property and equipment, net	3,117,439	3,248,096
Intangible assets, net	541,417	554,268
Notes receivable - related party	82,255	-
Other assets	15,585	13,675

Total Assets	$14,601,496	$10,485,890

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,749,938	$1,403,950
Accrued liabilities	1,052,972	463,630
Other current liabilities	315,000	-
Warrant derivative liability	7,429,968	75,231
Notes payable	956,978	1,126,693
Notes payable to stockholders	162,397	183,461
Current portion of capital lease obligations	35,780	85,071
Convertible notes payable, net of debt discount	393,834	820,787
Current portion of long-term debt	1,097,525	1,202,574
Total current liabilities	13,194,392	5,361,397
Long-term Liabilities:
Capital lease obligation, less current portion	-	27,074
Long-term debt, less current portion	292,800	412,545
Total Liabilities	13,487,192	5,801,016

Stockholders' Equity
Preferred stock, $.000001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 135,000,000 shares authorized; 35,903,864 issued shares and 35,900,160 outstanding shares on September 30, 2010 and 28,211,562 issued shares and 28,152,665 outstanding shares on December 31, 2009	36	28
Additional paid-in capital	31,329,914	22,238,747
Treasury stock, 58,897 shares on December 31, 2009 and 3,704 shares on September 30, 2010	(2,963)	(76,566)
Retained deficit	(30,212,683)	(17,477,335)
Total Stockholders’ Equity	1,114,304	4,684,874

Total Liabilities & Stockholders’ Equity	$14,601,496	$10,485,890

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Tissue sales	$4,045,347	$1,356,842	$9,936,095	$4,995,682
Royalties and other	146,639	25,975	193,424	207,554
Total Revenue	4,191,986	1,382,817	10,129,519	5,203,236

Cost of tissue sales	711,173	973,436	1,832,967	1,631,555

Gross Profit	3,480,813	409,381	8,296,552	3,571,681

Operating Expenses
General and administrative	2,141,028	1,468,936	5,741,315	3,705,892
Sales and marketing	2,320,446	366,827	5,465,431	1,120,996
Depreciation	152,994	166,964	457,156	495,218
Stock Options/Restricted stock Compensation expense	951,442	143,121	1,227,871	446,960
Total Operating Expenses	5,565,910	2,145,848	12,891,773	5,769,066

Loss from Operations	(2,085,097)	(1,736,467)	(4,595,221)	(2,197,385)

Other Income (Expense)
Interest expense	(160,289)	(135,715)	(680,418)	(337,303)
Change in warrant derivative liability	(6,731,857)	-	(6,826,533)	-
Other income/expense	(65,984)	-	(633,176)	11,298

Total Other Income (Expense)	(6,958,130)	(135,715)	(8,140,127)	(326,005)

Net Loss Before Benefit (Provision) for Income Taxes	(9,043,227)	(1,872,182)	(12,735,348)	(2,523,390)

Benefit (Provision) for Income Taxes
Current	-	-	-	-
Deferred	-	-	-	-

Net Loss	$(9,043,227)	$(1,872,182)	$(12,735,348)	$(2,523,390)

Net loss per share:
Basic	$(0.26)	$(0.09)	$(0.42)	$(0.10)

Shares used in the computation:
Basic	35,398,628	21,868,980	30,658,229	26,247,360

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(12,735,348)	$(2,523,390)
Noncash adjustments:
Depreciation and amortization	493,608	529,941
Stock/option awards for services	427,197	686,955
Provision for losses on accounts receivable and inventory	51,902	5,473
Warrants issued for services	-	13,603
Restricted stock compensation expense	800,674	-
Non-cash interest expense	703,942	-
Change in derivative warrant liability	6,826,533	-
Changes in operating assets and liabilities:
Accounts receivable	(1,287,420)	(193,383)
Notes receivable	(248,340)	-
Inventories	(1,981,835)	(570,335)
Accrued interest	-	11,138
Prepaid and other current assets	(191,567)	(61,361)
Other assets and liabilities	313,090	-
Accounts payable	345,988	(163,414)
Accrued liabilities	591,680	181,128
Net cash (used in) operating activities	(5,889,896)	(2,083,645)

Investing activities:
Purchases of property and equipment	(326,499)	(61,484)
Gain on disposal of assets	-	116,437
Notes receivable from stockholder	(82,255)	(74,702)
Intangible asset additions	(23,601)	(55,259)
Net cash (used in) investing activities	(432,355)	(75,008)

Financing activities:
Payments on long-term debt	(224,794)	(172,105)
Restricted Cash	-	1,000,000
Proceeds from issuance of convertible debt	4,700,000	-
Payments on convertible debt	(1,790,000)	-
Proceeds from NP shareholders	-	76,566
Proceeds from notes payable	-	57,876
Proceeds from capital leases	-	65,715
Payments on notes payable	(117,511)	(500,000)
Payments on related party notes	(23,402)	(34,769)
Payments on capital leases	(76,365)	(169,209)
Proceeds from issuance of common stock	5,095,934	1,675,000
Purchase of treasury stock	(730,622)	(76,566)
Proceeds from the exercise of stock options	6,700	-
Net cash provided by financing activities	6,839,940	1,922,508

Net change in cash and cash equivalents	517,689	(236,145)

Cash and cash equivalents at beginning of period	54,155	238,895
Cash and cash equivalents at end of period	$571,844	$2,750

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

The Company's customers are worldwide with approximately 97% of sales in the United States for the nine months ended September 30, 2010. One customer accounted for approximately 9% and 14% of the Company’s revenue for the nine months ended September 30, 2010 and 2009, respectively.  One customer represented 9% and 12% of accounts receivable at September 30, 2010 and 2009, respectively.

Revenue by geographical region is as follows:

	For the nine months ended September 30,
	2010	2009
United States	$9,814,424	$4,703,646
Rest of World	315,095	499,590
	$10,129,519	$5,203,236

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

Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net (loss) per share is as follows:

	Three Months Ended
Net (Loss) Per Share:	September 30,
	2010	2009
Net (Loss)	$(9,043,227)	$(1,872,182)
Basic net loss per share	$(0.26)	$(0.09)
Weighted average common shares outstanding for basic net (loss) per share	35,398,628	21,868,980

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

Pursuant to the terms of the Reverse Merger, the stockholders of Bacterin immediately preceding the Reverse Merger received one share of the Company’s common stock for each two shares of Bacterin common stock such stockholder held prior to the Reverse Merger (effectively resulting in a de facto one-for-two reverse stock split of the then outstanding Bacterin shares). The aggregate number of the Company’s shares of common stock so issued to the Bacterin stockholders, being 28,257,070  shares, represented approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below.

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

In the initial closing on June 30,2010, , we sold 4,934,534 shares of our common stock and warrants to purchase 1,233,634 shares of common stock as part of this initial closing. We received gross proceeds of $7,508,329 in consideration for the sale of the shares of common stock and warrants, which consisted of (i) $4,026,000 in net cash from investors in the private placement and (ii) $3,482,329 from note holders in two earlier Bacterin bridge financings (conducted to fund working capital and capital expenditures during the months prior to the Reverse Merger) who converted their outstanding principal and interest into the private placement at a 10% discount to the purchase price, being $1.44 per share, and received identical warrant coverage as the cash investors except that the exercise price of the converting note holders’ warrants is $2.25 per share, a 10% discount to the exercise price of the warrants received by the cash investors.

In the second and final closing of this private placement on July 30, 2010, we sold a total of 1,102,500 additional shares of our common stock together with additional warrants to purchase an aggregate of 275,625 shares of our common stock for total gross cash proceeds of $1,764,000.

Our placement agents received an aggregate of $463,200 in cash fees in connection with the private placement ($322,080 from the initial closing and $141,120 from the second and final closing) and were reimbursed for their out-of-pocket-expenses.  In addition, the placement agents received an aggregate of  106,217 shares of our common stock (84,167 shares from the initial closing and 22,050 shares from the second and final closing) and warrants to purchase 361,875 shares of our common stock (251,625 shares from the initial closing and 110,250 shares from the second and final closing) at an exercise price of $1.60 per share.

Following the private placement transaction, the Company has permitted an additional $400,000 in principal amount outstanding under the bridge financing to convert into 280,411 shares of the Company’s common stock and warrants to purchase 70,103 shares of the Company’s common stock on the same terms as if such debt had actually converted in the private placement transaction.

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

(2)           Notes Receivable - Trade

Notes receivable - trade consist of the following:

	September 30, 2010	December 31, 2009

West Coast Tissue Service, Inc.	$518,905	$270,565

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

(3)           Inventories

Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$281,673	$1,279,006
Work in process	1,802,197	1,282,080
Finished goods	4,958,678	2,499,627
	7,042,548	5,060,713
Reserve	(70,756)	(60,000)
	$6,971,792	$5,000,713

(4)           Property and Equipment, Net

Property and equipment, net are as follows:

	September 30,	December 31,
	2010	2009
Buildings	$1,613,628	$1,613,628
Equipment	2,897,381	2,575,659
Computer equipment	238,243	235,566
Computer software	140,071	140,071
Furniture and fixtures	75,007	75,007
Leasehold improvements	900,348	898,248
Vehicles	68,306	68,306
Total cost	5,932,984	5,606,485
Less: accumulated depreciation	(2,815,545)	(2,358,389)
	$3,117,439	$3,248,096

Maintenance and repairs expense for the nine months ended September 30, 2010 and December 31, 2009, was $49,759 and $43,328, respectively.  Depreciation expense related to property, plant and equipment, including property under capital lease, for the nine months ended September 30, 2010 and 2009 was $457,156 and $495,218, respectively.

(5)           Intangible Assets

Bacterin has been issued various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

Intellectual Property	September 30, 2010	December 31, 2009
Gross carrying value	$734,072	$710,471
Accumulated amortization	$(192,655)	$(156,203)
Net carrying value	$541,417	$554,268

Aggregate amortization expense:	$34,724	$46,080

Estimated amortization expense:
2010		$47,364
2011		$47,364
2012		$47,364
2013		$47,364
2014		$47,364

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2010	2009
Credit cards	$-	$10,764
Accrued interest payable	12,267	75,382
Wages payable	884,040	377,484
Other accrued expenses	156,665	-
	$1,052,972	$463,630

(7)           Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2010	2009
Note payable Kevin Daly	$-	$200,000
Note payable Hamilton Group	459,661	426,693
Notes payable Flathead Bank	497,317	500,000
	$956,978	$1,126,693

The note payable to Kevin Daly was a 30-day note payable bearing interest at 15% and was repaid in January 2010. The notes payable to Hamilton Group are notes due under a factoring contract, secured by accounts receivable.  The notes payable to Flathead Bank are 6.5% short-term notes with monthly payments of $3,728 and maturing on June 25, 2010. The maturity date of this note has since been extended.

(8)           Convertible Notes Payable

	September 30,	December 31,
	2010	2009
12% convertible note payable.	$400,000	$890,000
Less: debt discount	(6,165)	(69,213)
	$393,834	$820,787

The 12% convertible notes payable, as of September 30, 2010, mature in September, 2010, are secured by the Company’s intellectual property and raw material inventory, and are convertible any time into common stock at $1.44 per share. The Company was in compliance with the restrictive covenants of these notes as of September 30, 2010 and December 31, 2009.

(9)           Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
6.5% loan payable to Flathead Bank, $7,278 monthly payments including interest, note has been extended, secured by building	$963,154	$976,218

8.50% loan payable to Flathead Bank, $9,329 monthly payments, including interest, maturing in 2012, secured by equipment	224,774	293,052

5.00% loan payable to the City of Belgrade, $3,653 monthly payments, including interest, maturing in 2012, secured by equipment	102,927	141,215

5.00% loan payable to the City of Belgrade, $6,982 monthly payments, including interest, maturing in 2010, secured by equipment	-	39,044

5.00% loan payable to Valley Bank of Belgrade, $4,140 monthly payments including interest, maturing September 1, 2011; secured by building	99,470	165,590
	1,390,325	1,615,119

Less: Current portion	(1,097,525)	(1,202,574)
	$292,800	$412,545

The following is a summary of maturities due on the long-term debt as of September 30, 2010:

2010	$963,154
2011	99,470
2012	327,701
2013	-
Thereafter	-
Total	$1,390,325

(10)           Capital Leasing Transactions

Future minimum capital and operating lease payments are as follows:

2010	$10,411
2011	25,369
2012	-
Thereafter	-

(11)           Notes Payable to Stockholders

Notes payable to stockholders consist of the following:

	September 30,	December 31,
	2010	2009
Notes payable to Guy Cook	$76,969	$76,969
Note payable to Mitch Godfrey	85,428	106,492
	$162,397	$183,461

The notes payable to Guy Cook and Mitch Godfrey do not have specified payment terms and bear 6% interest per annum.

(12)           Stock-Based Compensation

The Company’s Equity Incentive Plan provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors.  The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is currently administered by our board of directors but will be administered by our compensation committee once such committee has been established.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.  At September 30, 2010, the Company had approximately 6 million shares available for issuance under the equity plan.

Compensation expense recognized in the statement of operations for the nine months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

•	Volatility: The Company estimates expected volatility based on peer-companies as prescribed by ASC 718.

•	Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts and was 0% as of September 30, 2010 and 2009.

Activity under the Company’s stock option plans was as follows:

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1,	3,353,493	$1.33	1,999,160	$1.23
Granted	1,220,500	1.60	1,440,000	1.56
Exercised	5,000	1.34	-	-
Cancelled or expired	(656,250)	1.51	(115,667)	0.88
Outstanding at September 30,	3,912,743	$1.38	3,323,493	$1.33
Exercisable at September 30,	1,536,198	$1.13	1,033,411	$0.96

The following table summarizes information concerning non-vested option transactions for the year ended December 31, 2009:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2009	1,776,044	$0.90
Granted	69,600	1.00
Vested	(55,400)	0.83
Forfeited	(68,400)	0.90
Nonvested at December 31, 2009	1,721,844	$0.90

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

	September 30, 2010	December 31, 2009
Value of underlying common stock (per share)	$1.60	$1.60
Risk free rate	Varied	2.20%
Expected term	2.5 years	2.5-5 years
Dividend yield	0%	0%
Volatility	55%	44-61%

From January 1, 2010, through September 30, 2010, we issued warrants to purchase 1,482,256 shares of our common stock at an exercise price between $2.16 and $2.50 per share in connection with Bacterin’s two prior bridge financings and warrants to purchase 1,540,299 shares of our common stock in connection with the closing of our private placement on June 30, 2010 and July 30, 2010 described above. Warrants to purchase 904,688  shares of our common stock which were issued to investors who purchased shares for cash in the private placement have an exercise price of $2.50 per share and warrants to purchase 635,611 shares of our common stock which were issued to note holders who converted debt they acquired in Bacterin’s two prior bridge financings into the private placement have an exercise price of $2.25 per share, a 10% discount to the exercise price of the investors for cash.

Additionally, we issued warrants to our placement agents to purchase 281,520 shares of our common stock at an exercise price of $1.66 per share in connection with Bacterin’s two prior bridge financings and 361,875  shares of our common stock at an exercise price of $1.60 per share in connection with the private placements which closed on June 30, 2010 and July 30,2010.

The following table summarizes our warrant activities for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,483,898	$1.52
Issued	3,709,464	2.20
Exercised	-	-
Cancelled or expired	-	-

Outstanding at September 30, 2010	7,193,362	1.87

(13)           Commitments and Contingencies

Operating Leases

The Company leases office facilities under a non-cancelable operating lease agreement with an expiration date in 2013. The Company has the option to extend the lease for another ten year term and has right of first refusal on any sale.  The Company leases additional office facilities under month-to-month arrangements.  Future minimum payments for the next five years and thereafter as of September 30, 2010, under these leases, are as follows:

2010	$120,000
2011	$120,000
2012	$120,000
2013	$72,258
Thereafter	$-

Rent expense was $109,944 and $126,716 for the nine months ended September 30, 2010 and 2009, respectively.  Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement.  The Company has no contingent rent agreements.

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

(14)           Income Taxes

The components of income (loss) before provision for income taxes consist of the following:

	Nine Months Ended
	September 30,
	2010	2009
United States	$(12,735,348)	$(2,523,390)
	$(12,735,348)	$(2,523,390)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% to income tax expense is as follows:

	Nine Months Ended September 30,
	2010	2009
Statutory Federal tax rate	$(4,457,371)	$(883,361)
Valuation allowance	(5,289,594)	1,049,069
State income taxes, net of Federal benefit	(878,739)	(174,148)
Nondeductible meals & entertainment expense	46,516	8,440
	$-	$-

(14)           Income Taxes (continued)

Deferred tax components are as follows:

	September 30,	December 31,
	2010	2009
Deferred tax assets:
Accrued liability for vacation	$121,008	$85,734
Accrued commission expense	249,405	48,318
Bad debt reserve	51,516	34,275
Inventory reserve	29,647	25,140
Net operating loss carryovers	4,757,892	3,654,421
Restricted stock compensation expense	335,482	-
Non-Cash warrant/interest expense	3,949,109	843,321
Debt issuance expense	1,047,030	846,341
Stock compensation	840,281	661,296
Total deferred tax assets	11,381,370	6,198,846
Valuation allowance	(11,317,738)	(6,057,142)
Net deferred tax assets	63,632	141,704
Deferred tax liabilities:
Depreciation	(101,691)	(179,774)
Amortization	38,059	38,070
Total deferred tax liabilities	(63,632)	(141,704)
Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence or generation of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $5,260,596 and $1,704,002 for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, the Company had total domestic Federal and state net operating loss carryovers of approximately $11,355,350 and $8,652,555, respectively. Federal net operating loss carryovers expire at various dates between 2027 and 2029, while state net operating loss carryovers expire between 2024 and 2029.

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

(15)           Employee Benefit Plans

The Company has a SIMPLE IRA retirement plan established for qualified employees.  Qualified employees may defer their salary and the deferrals are matched up to 2% for September 30, 2010 and 3% for 2009 of eligible compensation by the Company.  The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of $10,500 of their salary or the statutorily prescribed limit to the plan. Employees are eligible the first January after their hire date.   The Company made matching contributions during the nine months ended September 30, 2010 and 2009 of $30,953 and $38,953, respectively.

(16)           Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2010	2009
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$364,890	$199,959
Income taxes	6,686	-
Non-cash investing and financing activities:
Acquisition of treasury stock using notes payable	$-	$76,566
Conversion of convertible notes payable into common stock	$3,482,324	$614,992

(17)           Subsequent Events

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

Pursuant to the terms of the Reverse Merger, the stockholders of Bacterin immediately preceding the Reverse Merger received one share of the Company’s common stock for each two shares of Bacterin common stock such stockholder held prior to the Reverse Merger (effectively resulting in a de facto one-for-two reverse stock split of the then outstanding Bacterin shares) with the aggregate number of the Company’s shares of common stock so issued to the Bacterin stockholders, being 28,257,070 shares, representing approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below.

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

Our placement agents received an aggregate of $463,200 in cash fees in connection with the private placement ($322,080 from the initial closing and $141,120 from the second and final closing) and were reimbursed for their out-of-pocket-expenses.  In addition, the placement agents received an aggregate of 106,217 shares of our common stock (84,167 shares from the initial closing and 22,050 shares from the second and final closing) and warrants to purchase 361,875 shares of our common stock (251,625 shares from the initial closing and 110,250 shares from the second and final closing) at an exercise price of $1.60 per share.

Following the private placement transaction, the Company has permitted an additional $400,000 in principal amount outstanding under the bridge financing to convert into 280,411 shares of the Company’s common stock and warrants to purchase 70,103 shares of the Company’s common stock on the same terms as if such debt had actually converted in the private placement transaction.

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

The manufacturing and operations of the biologics and device divisions are organized separately while products from both are marketed through several channels including private label arrangements, independent distributors, joint development projects and our direct sales network which we began to implement in the last half of 2009.  To date, we have established 13 regions with a regional vice-president in charge of all activities within the region and have hired and trained 52 sales representatives.  Our customers are located worldwide, with approximately 97% of our third quarter 2010 sales being derived from customers located in the United States.  Our headquarters, laboratory and manufacturing facilities are located in Belgrade, Montana.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

The following table sets forth key components of our results of operations during the three months ended  September  30, 2010 and 2009.  The acquisition of Bacterin International Holdings, Inc. f/k/a K-Kitz, Inc. by Bacterin through the Reverse Merger was completed June 30, 2010.  The combined presentation below refers to that of Bacterin International Holdings, Inc. f/k/a K-Kitz, Inc. and Bacterin.

	Three Months Ended
	September 30,		Increase/
	2010	2009	(Decrease)
Revenue
Tissue sales	$4,045,347	$1,356,842	$2,688,505
Royalties and other	146,639	25,975	120,664
Total Revenue	4,191,986	1,382,817	2,809,169

Cost of tissue sales	711,173	973,436	(262,263)

Gross Profit	3,480,813	409,381	3,071,432

Operating Expenses
General and administrative	2,141,028	1,468,936	672,092
Sales and marketing	2,320,446	366,827	1,953,619
Depreciation	152,994	166,964	(13,970)
Stock Options/Restricted stock Compensation expense	951,442	143,121	808,321
Total Operating Expenses	5,565,910	2,145,848	3,420,062

Loss from Operations	(2,085,097)	(1,736,467)	(348,630)

Other Income (Expense)
Interest income (expense)	(160,289)	(135,715)	(24,574)
Change in warrant derivative liability	(6,731,857)	-	(6,731,857)
Other income/expense	(65,984)	-	(65,984)

Total Other Income (Expense)	(6,958,130)	(135,715)	(6,822,415)

Net Loss Before Benefit (Provision) for Income Taxes	(9,043,227)	(1,872,182)	(7,171,045)

Benefit (Provision) for Income Taxes
Current	-	-	-
Deferred	-	-	-

Net Loss	$(9,043,227)	$(1,872,182)	$(7,171,045)

Revenue

Total revenue for the three months ended September  30, 2010 increased by $2,809,169, or 203%, to $4,191,986, compared to $1,382,817 in the three months ended September 30, 2009.  The increase related primarily to the implementation of a direct sales force effort in July 2009.  Prior to that time, we utilized a distributor model with a limited direct sales force.

Cost of tissue sales

Costs of revenue consist primarily of tissue and device manufacturing costs.  Costs of revenue  decreased by 27%, or $262,263, to $711,173 for the three months ended September 30, 2010, from $973,436 for the three months ended September 30, 2009.  Cost of revenue decrease was the result of an  inventory adjustment of approximately  $669,000 which resulted an increase in cost of tissue sales recorded in the third quarter of 2009 partially offset by the increase in cost of tissue sales resulting from the above noted revenue increases.  Our third quarter 2010 gross profit margin of 83% compared to 30% for the three months ended September 30, 2009.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, and compensation costs, including incentive compensation and non cash stock based compensation. Operating expenses increased  159%, or $3,420,062, to $5,565,910 for the three months ended September 30, 2010 from $2,145,848 for the three months ended September 30, 2009, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 46%, or $672,092, to $2,141,028, for the three months ended September 30, 2010 compared to $1,468,936 for the three months ended September 30, 2009. The increase is largely associated with increased  salaries and wages and  legal, professional fees and insurance expense associated with being a public company.

Selling and Marketing

Selling and marketing expenses include sales based compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other non-personnel sales and marketing related costs.  Selling and marketing expenses increased 533%, or $1,953,619 to $2,320,446 for the three months ended September 30, 2010 from $366,827 for the third quarter of 2009. The increases were primarily the result of increased  personnel costs associated with the development of a direct sales force.  In addition, travel costs associated with the larger sales force and a substantial increase in marketing and advertising activities  were incurred in 2010.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expenses decreased 8% to $152,994 for the three months ended September 30, 2010 from $166,964 for the three months ended September 30, 2009. This decrease was a result of certain assets becoming fully depreciated.

Stock Options/Restricted Stock Compensation Expense

Stock options compensation expense consists of non-cash based stock compensation expense and non-cash expense associated with granting restricted stock to consultants.  Stock options/restricted stock compensation expense increased 565%, or $808,321, to $951,442 for the three months ended September 30, 2010 from $143,121 in the comparable period of the prior year.  This increase was primarily due to the granting of  restricted shares to consultants during the third quarter of 2010 and an increase in the number of stock options granted to employees.

Interest Expense

Interest expense is from our notes payable and convertible debt instruments. Certain of our notes payable, in addition to accruing interest, had beneficial conversion features, whereby the holder of the note converted the principal and all accrued interest into common stock at a price of $1.44 per share, a discount of $.16 per share to the private placement price.  Interest expense (income) for the three months ended September 30, 2010 increased 18% to $160,289, as compared to $135,715  for the three months ended September 30, 2009.

Change in Warrant Derivitive Liability

For the quarter, the Company recorded a non cash charge of $6,731,857 associated with the issuance of warrants as part of its convertible debt financing, based upon the closing price of the Company's common stock on September 30, 2010.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations during the nine months ended September  30, 2010 and 2009.  The acquisition of Bacterin International Holdings, Inc. f/k/a K-Kitz, Inc. by Bacterin through the Reverse Merger was completed June 30, 2010.  The combined presentation below refers to that of Bacterin International Holdings, Inc. f/k/a K-Kitz, Inc. and Bacterin.

	Nine
	Months Ended September 30,		Increase/
	2010	2009	(Decrease)
Revenue
Tissue sales	$9,936,095	$4,995,682	$4,940,413
Royalties and other	193,424	207,554	(14,130)
Total Revenue	10,129,519	5,203,236	4,926,283

Cost of tissue sales	1,832,967	1,631,555	201,412

Gross Profit	8,296,552	3,571,681	4,724,871

Operating Expenses
General and administrative	5,741,315	3,705,892	2,035,423
Sales and marketing	5,465,431	1,120,996	4,344,435
Depreciation	457,156	495,218	(38,062)
Stock Options/Restricted stock Compensation expense	1,227,871	446,960	780,911
Total Operating Expenses	12,891,773	5,769,066	7,122,707

Loss from Operations	(4,595,221)	(2,197,385)	(2,397,836)

Other Income (Expense)
Interest income (expense)	(680,418)	(337,303)	(343,115)
Change in warrant derivative liability	(6,826,533)	-	(6,826,533)
Other income/expense	(633,176)	11,298	(644,474)

Total Other Income (Expense)	(8,140,127)	(326,005)	(7,814,122)

Net Loss Before Benefit (Provision) for Income Taxes	(12,735,348)	(2,523,390)	(10,211,958)

Benefit (Provision) for Income Taxes
Current	-	-	-
Deferred	-	-	-

Net Loss	$(12,735,348)	$(2,523,390)	$(10,211,958)

Revenue

Total revenue for the nine months ended  September 30, 2010 increased 95% to $10,129,519 compared to $5,203,236 in the comparable prior year period. The increase of  $4,926,283  was largely the result of transitioning the sales model in the second half of 2009 from a distributorship model with a limited direct sales force to a direct sales force model.

Cost of tissue Sales

Costs of revenue consist primarily of tissue and device manufacturing costs.  Costs of revenue increased by 12% or $201,412 to $1,832,967 from $1,631,555 for the nine months ended September  30, 2009.  Cost of revenue increase was the result of increased costs associated with our higher sales partially offset by an inventory adjustment of $669,000 recorded in the third quarter of 2009. Our gross profit margin for the nine months ended September 30, 2010 was 82% compared to 69% for the comparable prior year period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 124%, or $7,122,707, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased  55%, or $2,035,423, to $5,741,315, for the nine months ended September 30, 2010 compared to 2009. The increase is largely associated with increased  personnel costs as well as legal and professional fees incurred between the two periods.

Selling and Marketing

Selling and marketing expenses include sales based compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Selling and marketing expenses increased 388%, or $4,344,435, to $5,465,431 for the nine months ended September 30, 2010 from $1,120,996 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 54% in 2010 from 22% in the prior year.  The increases were primarily the result of increased commissions and travel costs associated with the larger sales force as well as a substantial increase in marketing and advertising activities in 2010 as part of our switch to a direct sales force model from a distributorship model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained relatively unchanged, decreasing to $457,156 for the nine months ended September  30, 2010 from $495,218  in the comparable prior year period..

Stock Options/Restricted Stock Compensation Expense

Stock options compensation expense consists of non-cash based stock compensation expense and non-cash expense associated with granting restricted stock to consultants.  Stock options/restricted stock compensation expense increased $780,911  to $1,227,871 for the nine months ended September 30, 2010 from $446,960 in the comparable year period.  As a percentage of revenues, stock options compensation expense for the nine months ended September  30, 2010 was  12%, compared to 9% in the prior year due to the granting of restricted shares to consultants during the third quarter of 2010.

Interest Expense

Interest expense is from our promissory notes  and convertible debt instruments. Interest expense for the nine months ended September 30, 2010 increased  102%, to $680,418, as compared to the nine months ended  September 30, 2009. The increase was the result of interest expense associated with the incurrence of convertible debt during the last half of 2009 and first half of 2010.

Change in Warrant Derivitive Liability

For the nine months ended September 30, 2010, the Company recorded a non cash charge of $6,826,533 associated with the issuance of warrants as part of its convertible debt financing, based upon the closing price of the Company's common stock on September 30, 2010.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt, and other debt transactions. Most recently, on June 30 and July 30, 2010, we raised approximately $9,272,000 through a private placement of equity securities and conversion of a portion of a bridge loan financing.  At September  30, 2010, we had approximately $3,133,000 of cash and cash equivalents and accounts receivables.  In addition, we have access to credit lines secured by certain of our accounts receivable balances.  At September 30, 2010, we had convertible notes payable of approximately $400,000.

Net cash used in operating activities for the nine months ended September 30, 2010 was $5,889,896  This was primarily related to cash used to fund our operations as well as an increase of accounts receivable of approximately $1,287,420 and an increase in our inventory balance of approximately $1,981,835  For the nine months ended September 30, 2009, net cash used in operating activities was $2,083,645 due to a lower net loss compared to 2010 resulting from our decision to go to a direct sales effort in the second half of 2009.

Net cash provided by financing activities was $6,839,940 and $1,922,508 for the nine months ended September, 2010 and 2009, respectively. The net cash provided from financing activities during 2010 was primarily the result of the sale of approximately $4,700,000 in convertible debt instruments and the issuance of $5,095,934 of common stock, net of issuance costs, in connection with the above referenced Reverse Merger and related financing transactions.  These amounts were partially offset by principal payments on outstanding loan and lease obligations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our accounts receivable credit facilities as well as  our recent private placement of equity securities and cash flow from operations will be sufficient to meet our anticipated cash requirements through March 31,2011 based upon the expected revenue levels and results of our operations.  If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Our principal executive officer and principal financial officer, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective such that information relating to the Company, including our consolidated subsidiary, required to be disclosed in our SEC reports, (i) is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and (ii) is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding disclosure.

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

ITEM 1A. RISK FACTORS.

Because we are a “smaller reporting company,” we are not required to provide this information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Reference is made to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2010 for information regarding unregistered sales of equity securities and use of proceeds by the Company during the quarter ended September 30, 2010.

ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Form 8-K filed June 30, 2010, incorporated by reference herein)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed September 24, 2010, incorporated by reference herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ Guy Cook
Name: Guy Cook
Title: President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ John P, Gandolfo
Name: John P, Gandolfo
Title: Chief Financial Officer