Form 10-K
period 2010-12-31
Bacterin International Holdings, Inc.
filed 2011-04-11
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:            001-34951

Bacterin International Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Cruiser Lane Belgrade, Montana	59714
(Address of Principal Executive Offices)	(Zip Code)

(406) 388-0480
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.000001 per share	NYSE Amex LLC

Securities registered pursuant to Section 12(g) of the Act:                          None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2010, the last day of the registrants most recently completed second fiscal quarter, was $50,010,997 (based on the closing price of the Company’s common stock on that date, as reported on the OTC.BB).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 17, 2011 was 37,659,410.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-K may include, for example, statements about:

☐	the future performance and market acceptance of our products;

☐	our ability to maintain our competitive position;

☐	negative media publicity;

☐	our ability to obtain donor cadavers for our products;

☐	our efforts to innovate and develop new products;

☐	our ability to engage and retain qualified technical personnel and members of our management team;

☐	our reliance on our current facilities;

☐	our ability to generate funds or raise capital to finance our growth;

☐	our efforts to expand our sales force;

☐	government regulations;

☐	fluctuations in our operating results;

☐	government and third-party coverage and reimbursement for our products;

☐	our ability to manage our growth;

☐	our ability to successfully integrate future business combinations or acquisitions;

☐	product liability claims and other litigation to which we may be subjected;

☐	product recalls and defects;

☐	timing and results of clinical trials;

☐	our ability to obtain and protect our intellectual property and proprietary rights;

☐	infringement and ownership of intellectual property;

☐	our ability to attract broker coverage;

☐	the trading market, market prices, dilution, and dividends of our common stock;

☐	influence by our management; and

☐	our ability to issue preferred stock.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Form 10-K.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

Unless the context otherwise requires, “we,” “our,” “us” and similar expressions used in this Business section refer to Bacterin International, Inc. (“Bacterin”) prior to the closing of the Reverse Merger on June 30, 2010, and Bacterin International Holdings, Inc.,  f/k/a K-Kitz, Inc. (the “Company”), as successor to the business of Bacterin, following the closing of the Reverse Merger transaction.

Overview of Our Business

We develop, manufacture and market biologics products to domestic and international markets through our biologics division. Our products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and subcondral bone defect repair in knee and other joint surgeries.

Our medical devices division develops medical devices intended for use in several diverse clinical areas including orthopedic, plastic, and cardiovascular surgery. Our background and expertise is in the research, testing, and development of coatings for medical devices, particularly antimicrobial-based coatings.

In addition to the manufacture and sales of coated medical devices, the medical devices division works with our biologics division to produce and distribute OsteoSelect® DBM putty, an osteoinductive product used by surgeons as a bone void filler in the extremities and pelvis.  DBM putty is considered a combination product by regulatory agencies - both a tissue and a medical device.

The medical devices division also develops custom surgical instrument kits for use with allografts processed by our biologics division. These kits offer state-of-the-art instrumentation that is designed based upon the needs and inputs of surgeons who desire to use the most minimally invasive techniques. The instrumentation is intended to be an optimal delivery system for the proper placement of our proprietary allografts. Objectives of allograft use include pain relief, aid in the regeneration of tissue, and to provide a scaffold for bone fusion in spinal and sports medicine procedures.

The medical devices division actively develops intellectual property associated with our devices and coating platforms, for the purposes of protecting our Bacterin-branded devices and for use in alliance projects.

The manufacturing and operations of the biologics and medical devices divisions are organized separately while products from both are marketed through several channels including independent distributors, joint development projects and our direct sales network.

Our Offices

Our headquarters, laboratory and manufacturing facilities are located at 600 Cruiser Lane, Belgrade, Montana 59714.  Our telephone number is (406) 388-0480 and our fax number is (406) 388-0422.  We also own a facility located at 664 Cruiser Lane, Belgrade, Montana 59714, and we maintain an office at 8310 S. Valley Highway, No. 300, Englewood, Colorado 80112 and have sales employees located across the United States.

Our History

We began operations in 1998 as a sole proprietorship founded by Guy Cook, our President and Chief Executive Officer, as a spinout of the Center for Biofilm Engineering at Montana State University, or the CBE.  Mr. Cook is an expert in microbial testing methods and has been recognized by the U.S. Food and Drug Administration, or the FDA, industry, and academia for his contributions to the development of bioactive coatings.  This sole proprietorship was eventually incorporated as “Bacterin, Inc.” in the state of Montana in January 2000 to further Mr. Cook’s work.  In March 2004, Bacterin, Inc.’s stockholders completed the terms of a share exchange agreement with a company called Oil & Gas Seekers, Inc., a Nevada corporation, or OGS, which subsequently changed its name to “Bacterin International, Inc.”, to effectively become a publicly-traded corporation.  As a result of this transaction, the stockholders of Bacterin, Inc., the Montana corporation, became stockholders of Bacterin International, Inc., the Nevada corporation, and Bacterin, Inc., the Montana corporation, became a wholly owned subsidiary of Bacterin International, Inc., the Nevada corporation. At the end of 2004, management concluded that this transaction was problematic and did not deliver the expected result. Based on this determination, we entered into an agreement in 2005 to amend the terms of the exchange transaction with the former majority stockholder of OGS. In May 2005, we merged Bacterin, Inc., the Montana corporation, up and into Bacterin International Holdings, Inc., the Nevada corporation.

Leveraging off the “state of the art” research and development activities ongoing at the CBE in biofilm technology, we began as a biomaterials testing laboratory and have systematically expanded our strategic vision towards the development of Bacterin-labeled medical devices.  Our revenues were historically derived from testing services and milestone payments from collaborative product development agreements with various “blue chip” medical manufacturers.  Today, however, we generate revenue from a number of revenue sources including the following: sales from products developed and manufactured by us under our own label; and contract revenue from analytical testing and development services provided to medical device manufacturer clients, which tailor our coating process to the client’s specific product/medical application.

During 2008, we reached an important transition point in our history.  Most of our business endeavors prior to that time had been devoted to developing our products with revenue generated from a variety of limited sources, including testing, government grants and unsubstantial product sales.  In 2008, however, revenue from product sales either under our name or “private label” became our primary source of revenue though we no longer generate revenue from any private label arrangements.

Recent Developments

On June 30, 2010, we completed a reverse merger transaction, or the Reverse Merger, in which we caused Bacterin International, Inc. to be merged with and into a wholly-owned Nevada subsidiary of Bacterin International Holdings, Inc. f/k/a K-Kitz Incorporated, a Delaware corporation, created for purposes of effecting the Reverse Merger, and the stockholders of Bacterin International, Inc. obtained control of Bacterin International Holdings, Inc., f/k/a K-Kitz Incorporated, a Delaware corporation.  The Reverse Merger was consummated under Nevada corporate law pursuant to an Agreement and Plan of Merger, dated as of June 30, 2010.  As a result of the Reverse Merger, Bacterin International, Inc. became our wholly owned subsidiary and we are now engaged, through Bacterin International, Inc., in the business of biomaterials research, development, and commercialization.

Pursuant to the terms of the Reverse Merger, the stockholders of Bacterin International, Inc. immediately preceding the Reverse Merger received one share of the Company’s common stock for each two shares of Bacterin International, Inc. common stock such stockholder held prior to the Reverse Merger with the aggregate number of the Company’s shares of common stock so issued to the Bacterin International, Inc. stockholders, being 28,257,133 shares (after rounding down fractional shares), representing approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below. The remaining 4% of our common stock, or 1,180,596 shares, remained with the predecessor company’s shareholders.

Before the Reverse Merger, our corporate name was K-Kitz, Incorporated, and our trading symbol was KKTZ.OB.  On June 29, 2010, we changed our corporate name to “Bacterin International Holdings, Inc.” which name change became effective for trading purposes on July 1, 2010.  Effective July 21, 2010, our trading symbol was changed from KKTZ.OB to BIHI.OB.

Concurrently with the closing of the Reverse Merger, we completed an initial closing of a private placement to selected qualified investors of shares of our common stock at a purchase price of $1.60 per share and detachable warrants to purchase one-quarter share of our common stock for each share of our common stock purchased in the private placement (at an exercise price of $2.50 per share).  In total, we sold 4,934,533 shares of our common stock and warrants to purchase 1,233,646 shares of common stock as part of this initial closing.  We received gross proceeds of $7,508,329 in consideration for the sale of the shares of common stock and warrants, which consisted of (i) $4,026,000 in cash from investors in the private placement and (ii) $3,482,329 from note holders in two earlier Bacterin bridge financings (conducted to fund working capital and capital expenditures during the months prior to the Reverse Merger) who converted their outstanding principal and interest into the private placement at a 10% discount to the purchase price, being $1.44 per share, and received identical warrant coverage as the cash investors except that the exercise price of the converting note holders’ warrants is $2.25 per share, a 10% discount to the exercise price of the warrants received by the cash investors. The note holders in the bridge financings also received warrants to purchase 1,482,256 shares of our common stock and our placement agent received warrants to purchase 328,125 shares of our common stock as part of our bridge financing.

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

Following the private placement transaction, the Company has permitted an additional $450,000 in principal amount outstanding from the Bacterin bridge financings to convert into 316,823 shares of the Company’s common stock and warrants to purchase 88,309 shares of the Company’s common stock on the same terms as if such debt had actually converted in the private placement transaction.  All other outstanding debt from those bridge financings that did not convert has been repaid.

In connection with the closing of the Reverse Merger, the Company repurchased 4,319,404 shares of its common stock from one of its stockholders for aggregate consideration of $100, as well as certain other good and valuable consideration, and Bacterin repurchased 77,029 shares of its common stock from certain of its stockholders for aggregate consideration of $123,245.  Immediately after these repurchases, all of these shares were cancelled.

On August 6, 2010, we paid certain of Bacterin’s former stockholders, who held approximately 743,940 shares of Bacterin common stock in the aggregate (or the equivalent of 371,970 shares of our common stock post-Reverse Merger), the fair value for such shares in connection with the exercise of their dissenters’ rights.   As a result, and pursuant to the terms of the agreement governing the Reverse Merger, the former Bacterin stockholders (excluding the dissenting shareholders) were issued 371,970 shares of our common stock ( i.e. , the same number of shares that the dissenting stockholders would have received had they not exercised their dissenters rights) in proportion to such stockholders’ pre-Reverse Merger share holding percentages in Bacterin.

On November 19, 2010, the Company entered into financing arrangement with two subsidiaries of Western Technology Investment (“WTI”), whereby WTI, through its subsidiaries, agreed to provide a credit facility which allows the Company to draw down $2.5 million initially, and gives the Company the ability to draw down an additional $2.5 million through April 30, 2011 provided the Company has achieved 90% of performance based milestones for the next two quarters.  In addition, upon the mutual agreement of Bacterin and WTI, WTI has agreed to an additional commitment through December 31, 2011 of up to 25% of the next new round of equity financing or up to $3.0 million.  The credit facility is secured by the Company’s personal property and carries an all-in interest rate of 12.5%.  Repayment of the initial $2.5 million will be interest only for the first six months, with principal and interest for the subsequent 30 months.  The WTI facility also allows the company to obtain separate accounts receivable financing.  In connection with the financing, WTI also received warrants to purchase up to 375,000 shares of the Company’s common stock.  The warrants have an exercise price of the lower of $4.00 per share or the price at which shares of the Company’s stock are sold in the next qualified financing, if applicable prior to the date of exercise.  The WTI warrants expire on April 30, 2018.  WTI also has the right to receive additional warrants to purchase 125,000 shares of the Company’s common stock at the same exercise price if the Company draws down the second $2.5 million tranche of the facility. In January 2011, Middlebury Securities LLC also received warrants to purchase 25,000 shares of our common stock for placement agent services in connection with the WTI transaction.

The Company also issued warrants to purchase a total of 489,710 shares of the Company’s common stock to a limited group of existing investors who exercised existing warrants.  The new warrants have an exercise price of $4.00 per share and expire on November 19, 2015.  The Company received a total of $1,172,696 from the cash payments of the exercise price of the existing warrants.

The Company also issued 30,000 shares to a former executive in connection with a settlement agreement and converted the former executive’s 100,000 stock options to an equivalent number of warrants.

Effective January 14, 2011, the Company entered into a Loan and Security Agreement with Bridge Bank, National Association (“Bridge Bank”) whereby Bridge Bank agreed to provide a two year revolving credit facility which allows the Company to borrow up to the lesser of (i) 80% of the Company’s accounts receivable, or (ii) $3 million, increasing to $5 million if the Company achieves two consecutive quarters of profitability of at least $4 million in the aggregate. Amounts advanced will carry interest at the Bridge Bank prime rate plus 2.25% (subject to a minimum prime rate of 4%) and will be secured by the Company’s accounts receivable and other personal property.

Beginning March 7, 2011, the Company’s common stock began trading on the NYSE Amex under the ticker symbol “BONE.”

Industry and Market Overview

The orthopedic biomaterials market consists of materials that are organic, inorganic or synthetic in nature. These materials are implanted or applied in or near the indicated bone to facilitate healing, encourage bone tissue augmentation, compensate in areas where bone tissue is depleted and restore structure to allow for repair. Orthopedic biomaterials are capable of producing specific biological action or regenerative responses that are beyond what is observed in normal healing. These materials are often used as substitutes to autograft materials, which are taken from a harvest site in the patient to patch or repair the wounded or unhealthy site.

 Bone is a biologically active tissue and may or may not regenerate depending on the condition of the patient.  The damage may be significant enough that a scaffold to help regenerate the surgical site may be necessary.  In 2009, the orthopedic biomaterials market was valued at almost $3.5 billion. This market is expected to grow at a CAGR of 8.9% by 2016.  (Idata Research Inc. 2010, U.S. Market for Orthopedic Biomaterials).

Products and Services

We have developed and currently manufacture and sell several human tissue-based products, primarily allografts, into the medical marketplace through our biologics division.  In addition, we also manufacture and sell, directly under our own name and indirectly through distributors, various coating and surgical drain products through our medical devices division.

Biologics Division

Our biologics products include OsteoSponge®, OsteoSponge®SC, OsteoWrap®, OsteoLock® and BacFast®, as well as certain other allograft products which are briefly described below:

☐
OsteoSponge® is a form of demineralized bone matrix made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge® provides a natural scaffold for cellular in-growth and exposes bone-forming proteins to the healing environment.  The malleable properties of OsteoSponge® enable it to conform to, and fill, most defects.  Upon compressing the allograft, OsteoSponge® springs back to completely fill the void.  Its unique mechanical and biological properties make OsteoSponge® an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

☐
OsteoSponge®SC is a form of OsteoSponge® designed to be used in joint surgery.  Bacterin has shown, in goat studies, the ability to re-generate cartilage in joint repair and believes that this product has the potential to significantly change the standard of care in human joint surgery.  We have received permission from the FDA to market this product as a subchondral bone void filler and are currently marketing it as such.  In order to market OsteoSponge®SC as a cartilage re-generation scaffold, we will need to obtain FDA approval to begin marketing for that indication. Surgeons are using the product and we are beginning trials to establish the ability to market it as a cartilage re-generation scaffold.  These trials are likely to take two years and we will likely publish preliminary results of the study at six months and one year.  There can be no assurance that these trials will be successful or lead to any FDA action.  We have allocated approximately $750,000 to fund this clinical trial.

☐
OsteoWrap® is 100% human cortical bone demineralized through a proprietary process to make the graft flexible while maintaining allograft integrity.  This product has various applications in orthopedic, neurological, trauma, oral/maxillofacial and reconstructive procedures.  OsteoWrap® can wrap around non-union fractures to assist with fusion, can act as a biologic plate or can be used in conjunction with a hardware plate system.  Additionally, this product provides the surgeon with superior handling characteristics as the allograft can be easily sized using surgical scissors or a scalpel, and will withhold sutures or staples for fixation.

☐
OsteoLock® and BacFast® are facet stabilization dowels made from human bone.  The shape of our facet stabilization dowel is engineered to maximize osteoconductivity and surface area contact, as well as provide stability to prevent migration from the surgical site.  BacFast® HD, having the same design as OsteoLock®, is optimized through our proprietary demineralization technology.  This technology increases the surface area of the outer collagen matrix of the graft while exposing native bone morphogenic proteins (BMPs) and growth factors.  Because of the hyper-demineralization technology, BacFast® HD has osteoinductive properties, as well as being osteoconductive.  OsteoLock® and BacFast® can be used to augment spinal procedures, or as a stand-alone procedure for mild spinal conditions.  While this product is currently in production and use, Bacterin is initiating clinical studies to further support its effectiveness and we have allocated approximately $100,000 to fund these clinical trials.  There can be no assurance of the success of these trials.

☐
hMatrix™ dermal scaffold   is an extension of Bacterin's core biologics technology and our third human acellular biological scaffold.  hMatrix™ is an acellular matrix made from donated human dermal tissue that is used to replace a patient's damaged tissue.  hMatrix™ provides a natural collagen tissue scaffold that promotes cellular ingrowth, tissue vascularization and regeneration.  The hMatrix™ scaffold tissue reabsorbs into the patient's dermal tissue for a biocompatible, natural repair.

In addition, we make and sell (i) sports allografts which are processed specifically for anterior and posterior cruciate ligament repairs, anterior cruciate ligament reconstruction and meniscal repair, (ii) milled allografts which are comprised of cortical bone milled to desired shapes and dimensions, also called milled spinal allografts, and (iii) traditional allografts for multi-disciplinary applications including orthopedics, neurology, podiatry, oral/maxillofacial, genitourinary and plastic/reconstructive.

The Company has multiple physician-initiated studies that continue to prove expanded indications for our products.

Medical Device Products

Our medical devices division researches, tests and develops coatings for medical devices, particularly antimicrobial-based coatings.  This division produces and distributes OsteoSelect® DBM putty, an osteoinductive product used by surgeons as a bone void filler in the extremities and pelvis.

OsteoSelect® DBM putty is engineered with the surgeon in mind.  With outstanding handling characteristics, OsteoSelect® can be easily molded into any shape and compressed into bony voids. Taking the design a step further, Bacterin has validated a low-dose, low-temperature gamma sterilization process to provide maximum osteoinductive potential while still affording device level sterility. Every production batch of OsteoSelect® is tested for its bone growth characteristics allowing us to make that unique marketing claim.

Our medical devices division also develops custom surgical instrument kits for use with allografts processed by our biologics division. These kits offer state-of-the-art instrumentation that is designed based upon the needs and inputs of surgeons who desire to use the most minimally invasive techniques. The instrumentation is intended to be an optimal delivery system for the proper placement of our proprietary allografts. Objectives of allograft use include pain relief, aid in the regeneration of tissue, and to provide a scaffold for bone fusion in spinal and sports medicine procedures.  We currently sell a surgical drain series called ViaTM, which is used to drain exudate from a surgical site.  Building upon the ViaTM platform, Bacterin plans on releasing a second generation product called the Elutia® surgical drains which will be performance enhanced via an antimicrobial coating to help reduce the incidence of surgical site infection.

Our wound drain product is gaining attention at the VA Hospitals.  During August 2010, we received notice that the Brook Army Medical Hospital in Texas, a level 1 trauma facility, will begin using our wound drain product system wide. This hospital currently reports that over fifty percent (50%) of post operative infections occur due to an uncoated wound drain that it is currently using.  We are hopeful that over the next several months, our wound drain product will be distributed throughout the VA Hospital system.  Our wound drain products sell into hospitals for $40 and cost us approximately $6 to produce.

On August 10, 2010, we announced that the FDA has cleared RyMed Technologies, Inc.’s InVision-Plus® CS™ needleless IV connector for commercialization.  In a joint development project between RyMed and our company, the InVision-Plus CS™ is treated with our patented antimicrobial technology. The InVision-Plus CS™ is the only needleless IV connector to offer the combined antibacterial protection of chlorhexidine and silver. The device is designed to reduce potentially deadly, catheter-related bloodstream infections. We will receive a fixed price for each InVision-Plus CS™ unit sold by RyMed on all devices treated for RyMed.

Technology and Intellectual Property

Patents

Our patent efforts have been, and will continue to be, primarily focused in two key areas:

☐	The delivery of bioactive agents impregnated into or onto metals, polymers or tissues which, when activated by bodily fluids, release the agent into the surrounding environment; and

☐	The development of innovative and novel, engineered tissue implants or constructs which employ acellular tissue and processes, and enhanced demineralized bone matrix products.

The following table summarizes our current patent portfolio, including patents covering technology licensed by us for use or inclusion in certain of our products:

		First	Serial or	Date Filed
Title	Business Purpose	Inventor	Patent Number	or Granted	Status
1. Pending U.S. Applications

MEDICAL DEVICE INCLUDING A BIOACTIVE IN A NON-IONIC AND AN IONIC FORM AND METHODS OF PREPARATION THEREOF
This application arose out of a now defunct project. We retained rights as the technology may prove useful in the future. The patent describes the modification of elution profiles via active agent equilibration; it is potentially applicable to many coated products.
		Mike Johnson	11/864,360	9/28/2007	Undergoing further examination

ANTIMICROBIAL COATING FOR INHIBITION OF BACTERIAL ADHESION AND BIOFILM FORMATION®
This application relates to the coating used for the Elutia® wound drain and for the Bard BioBloc coating on their HemoStar hemodialysis catheter. The efficacy period can be varied according to the desired outcome; the coating has shown in vitro efficacy for between 7 and 21 days.
		Guy Cook	10/891,885	7/15/2004	Non-final Office Action mailed 9/15/09; response submitted 12/15/09

PROCESS FOR DEMINERALIZATION OF BONE MATRIX WITH PRESERVATION OF NATURAL GROWTH FACTORS
This application is intended to protect OsteoSponge®, a core product produced by our Biologics division.  OsteoSponge® is a novel form of demineralized bone matrix which provides a natural scaffold for cellular growth and exposes bone growth inducing proteins to the healing environment.
		Nancy J. Shelby	12/130,384	5/30/2008	First examination: November 2010 (estimated)

2. Pending Foreign Applications

MEDICAL DEVICE INCLUDING A BIOACTIVE IN A NON-IONIC AND AN IONIC FORM AND METHODS OF PREPARATION THEREOF
This application arose out of a now defunct project. We retained rights as the technology may prove useful in the future. The patent describes the modification of elution profiles via active agent equilibration and is potentially applicable to many coated products.
		Mike Johnson	PCT/US2007/ 079924	9/28/2007	Preliminary Report on Patentability generated 3/13/09

ANTIMICROBIAL COATING FOR INHIBITION OF BACTERIAL ADHESION AND BIOFILM FORMATION
This application relates to the coating used for the Elutia® wound drain and for the Bard BioBloc coating on their HemoStar hemodialysis catheter. The efficacy period can be varied according to the desired outcome; the coating has shown in vitro efficacy for between 7 and 21 days.
		Guy Cook	PCT/US2005/ 015162	4/28/2005	Entered National Phase in: Europe, Australia, Canada, Japan

PROCESS FOR DEMINERALIZATION OF BONE MATRIX WITH PRESERVATION OF NATURAL GROWTH FACTORS
This application is intended to protect OsteoSponge®, a core product produced by our Biologics division.  OsteoSponge® is a novel form of demineralized bone matrix which provides a natural scaffold for cellular growth and exposes bone growth inducing proteins to the healing environment.
		Nancy J. Shelby	PCT/US2008/ 006942	6/2/2008	Entered national Phase in: Europe, Canada, Mexico, Korea

AN ELASTOMERIC ARTICLE INCORPORATED WITH A BROAD SPECTRUM ANTIMICROBIAL	This application was generated as a means of protecting the technology used for a forthcoming product. We have observed long term (over 30 days) in vitro efficacy with this technology.	Benjamin P. Luchsinger	PCT/US2009/ 005103	9/11/2009	Awaiting International Search Report (this application will enter the US through PCT)

3. In-Licensed Intellectual Property

SWOLLEN DEMINERALIZED BONE PARTICLES, FLOWABLE OSTEOGENIC COMPOSITION CONTAINING SAME AND USE OF THE COMPOSITION IN THE REPAIR OF OSSEOUS DEFECTS	This patent protects OsteoSelect®, Bacterin’s DBM putty. OsteoSelect® has exceptional handling characteristics and can easily be molded into any shape and compressed into bony voids. Bacterin employs a low-dose, low-temperature sterilization process to provide maximum osteoinductive potential while maintaining device-level sterility.	Simon Bogdansky	5,284,655	2/8/1994	Granted - US Expires April 2011

FLOWABLE DEMINERALIZED BONE POWDER COMPOSITION AND ITS USE IN BONE REPAIR	This patent protects OsteoSelect®, Bacterin’s DBM putty. OsteoSelect® has exceptional handling characteristics and can easily be molded into any shape and compressed into bony voids. Bacterin employs a low-dose, low-temperature sterilization process to provide maximum osteoinductive potential while maintaining device-level sterility.	Robert K. O’Leary	5,290,558	3/1/1994	Granted - US Expires April 2011

We believe our patent filings and patent position will facilitate growth and enhance our proprietary core competencies, enabling us to protect and expand revenue growth and stockholder value in the future.  We expect that additional patent applications will be filed and prosecuted as inventions are discovered, technological improvements and processes are developed and specific applications are identified. The status of individual patents and patent jurisdiction is maintained in our internal records.  We anticipate, however, that there may be instances in which we enter into collaborative research and development agreements with medical device companies under such terms that the medical device company may or will retain a right to make future patent filings arising from such cooperative development agreement. In such instances, we will attempt to protect our overall patent use rights by agreements which limit the right of the collaborative party to an exclusive right only as it pertains to the field of use, as defined by the applicable project’s scope of work. In this manner, we anticipate that we will receive future benefit and use of such intellectual property outside the field of use, as defined by any given scope of work.  There can be no assurance that we will be able to obtain final approval of any patents.

Trademarks

We believe in the superiority of our technology and products.  As a result, we have invested in the development and protection of the names of our products in order to drive consumer awareness and loyalty to the brand.  To protect this investment, we have registered, and continue to seek registration, of these trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks.  We currently own registered trademarks to the following brand names of certain of our products:  OsteoSponge®, OsteoWrap®, OsteoLock®, BacFast®, OsteoSelect®, and Elutia® and have recently applied to register hMatrix™.

Trade Secrets

To safeguard our proprietary knowledge and technology, we rely heavily upon trade secret protection and non-disclosure/confidentiality agreements with employees, consultants and third party collaboration partners with access to our confidential information. There can be no assurance, however, that these measures will adequately protect against the unauthorized disclosure or use of confidential information, or that third parties will not be able to independently develop similar technology. Additionally, there can be no assurance that any agreements concerning confidentiality and non-disclosure will not be breached, or if breached, that we will have an adequate remedy to protect us against losses. Although we believe our proprietary technology has value, because of rapid technological changes in the medical industry, we also believe that proprietary protection is of less significance than factors such as the intrinsic knowledge and experience of our management, advisory board, consultants and personnel and their ability to identify unmet market needs and to create, invent, develop and market innovative and differentiated new medical devices.

Donor Procurement

We implemented our biologics division, among other reasons, to secure and process our own tissue, which posed initial challenges and associated operational disadvantages.  At the time we embarked on this plan, we lacked donor sources, manufacturing capabilities, and distribution channels.  We also lacked the vertical integration of an in-house tissue processing laboratory and were thus constrained by sub-contracting tissue processing to outside processors. These same sub-contractors are essentially suppliers of their own tissue to the marketplace and are hence ultimately our competitors.  We have since successfully secured rights of first refusal of human tissue with multiple recovery agencies. Concurrent with this initiative, we also sought to secure future allograft production capability by constructing our own tissue processing facility.  We have now begun efforts to expand our network for donor tissue in anticipation of increased production and believe that this effort, along with our current network of procurement agencies, will be sufficient to supply enough donors to meet our forecasted revenue volume through 2011 and beyond.  We expect to be able to continue to build the network for donor tissue as the needs arise.

Sales and Marketing

We are committed to building our direct sales channel into the primary method of distributing our products. We have promoted three regional vice presidents to the role of executive vice-president to lead the North, South and West thirds of the United States and established 13 regions with a regional vice president in charge of all activities within the region.  We have hired and trained 52 sales representatives toward a near term goal of establishing four to five sales representatives in each region. While we incurred significant costs due to this initiative in 2009 and 2010, it is our expectation that this investment in the direct sales network will lead to higher revenue in 2011 and beyond.  No assurance can be given that these efforts will be successful.

After 7 months of testing by Broadlane, Inc., the largest operator of healthcare supply chains in the United States, and its clients, we were accepted in May 2010 as an authorized vendor in its group purchasing program, which enables Broadlane’s customers to purchase products from us.  Our contract with Broadlane has a three year term and may be terminated by either party for breach of contract and Broadlane may terminate the agreement if Bacterin or any of Bacterin’s key personnel is convicted of an offense related to health care or listed by a federal agency as being debarred, excluded, or otherwise in eligible for federal program participation. Broadlane manages approximately $10 billion in contract volume with over 6,000 medical facilities and 33,000 physician practices in its network.  In June 2010, Broadlane issued a newsletter to its entire network showcasing and introducing Bacterin to all of its hospitals, independent delivery networks, ambulatory care and surgery centers.  As a result of this contract, our sales force can now proceed to sell our products to this expansive network of doctors.  We have already received our first order from Tenet Hospitals, which runs over 40 hospitals, and Advocates in Illinois, which manages approximately 25 hospitals.

We also market our products through independent distributors who receive a discount off of our list price and then sell to their customer base.  Because we have experienced a decline in revenue from this sales channel, we expect it will continue to represent a smaller portion of our overall revenue as our direct distribution channel grows.

Within the medical devices division, our marketing strategy is to develop product development alliances with multinational medical device companies at the same time as we develop our own new products in fields or applications outside of the rights of our collaborative partners.  We have implemented this strategy and are pursuing contract opportunities with other medical device companies.

Although we are in the process of discontinuing it, we also have a physician compensation program that compensates physicians for referring our products to other surgeons and medical care providers with whom they do not have a disqualifying “financial relationship” under applicable laws.  These physicians, at our direction, refer us to other physicians and are paid a commission on all revenue generated by the referred physicians’ use of our products.  We have established procedures that are designed to prevent abuses involving these physicians and others with whom they have financial relationships and been advised by counsel that this program complies with the Stark laws and applicable anti-kickback regulations.

Growth Strategy

After multiple years of product development, we believe that our technology has been largely market tested, and since 2009, we have been transitioning our focus to appropriately market and distribute our products.  We have spent months preparing the business to capitalize on our core markets, as well as new market opportunities.  In particular, we have diversified our supply of donor tissue, expanded our production capabilities, developed the infrastructure of what we believe will grow into a formidable sales force, refined the message to our market and started gathering proof points on how to scale our revenue in these markets.

As discussed in “Sales and Marketing” above, we began implementing a direct sales network in July 2009.  We have met our goal of growing this sales force to 3 executive vice presidents, 13-15 regional vice presidents, and 52 sales representatives. We strive to hire sales representatives with deep industry experience and pre-existing contacts.  In addition, we plan to utilize small independent sales representatives with entrenched physician relationships.  We expect revenue to move towards 50% by employed sales representatives and 50% by independent sales representatives.

We are working on developing and implementing a high-level, national effort to present our products as a value proposition to hospital chains, insurers and other purchasing organizations.  To this end, we have already entered into agreements with Banner Hospitals, the Hospital for Special Surgery, Broadlane (a purchasing organization for 1,200 hospitals and other medical facilities), and Access Mediquip (a national purchasing organization for ambulatory surgery centers).  These agreements are paving the way for our sales representatives to call on physicians, as the hospital process has already been approved.

Competition

Because the orthopedic biomaterials market overlaps with a number of medical fields - spine, trauma, joint reconstruction, sports medicine, pharmaceuticals and biotechnology - fragmentation is to be expected. However, there is one clear leader in the market: Medtronic held 27.1% of the market in 2009.  Medtronic’s lead is based on the strength of their Infuse® growth factor product. However, the growth potential of this product has been affected by some negative media attention regarding off-label usage and adverse events with specific indications.

Beyond Medtronic, the orthopedic biomaterials market is comprised of a great number of players, each offering a multitude of products. It is expected that several new products will emerge over the coming years. These assumptions are based on the advance of technology and the clinical promise of regenerative therapies such as stem cells and bone marrow concentration.

Specific competitors in the orthopedic biomaterials markets are: Medtronic , DePuy, Synthes, Arthrex, Smith & Nephew, Nuvasive,  OrthoFix, Biomet, Osteotech, Orthovita, MTF, Stryker, RTI, AlloSource, Lifenet Health, Integra, ConMed/Linvatec, Wright, Exactech, ArthroCare, Harvest, and Arteriocyte. (Idata Research Inc. 2010, U.S. Market for Orthopedic Biomaterials).

Government Regulation

We produce human allografts that are regulated and comply with all the criteria under both Sections 361 and 351 of the Public Health Service Act.  Compliance is determined by the FDA during the inspection of our production facility.  To date, we have successfully completed all of our FDA inspections.  We are registered with the FDA as a manufacturer of human cellular and tissue products (HCT/Ps) as well as medical devices.  We are an accredited member of the American Association of Tissue Banks in good standing.  We meet all licensing requirements for the distribution of HCT/Ps in the States of Florida, California, Maryland and New York.  We cannot predict the impact of future regulations on either us or our customers.

Human Tissue

Our human tissue products, which are sold through our biologics division, have been regulated by the FDA since 1993. In May 2005, three new, comprehensive regulations went into effect that address manufacturing activities associated with HCT/Ps. The first requires that companies that produce and distribute HCT/Ps register with the FDA. The second provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third rule governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule. Together, they are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to recipients.  Our HCT/P products such as OsteoSponge® are regulated by the Center for Biologics Evaluation and Research.  Our OsteoSponge® and OsteoWrap® products are regulated as a HCT/P as determined by the Tissue Reference Group and regulated solely under Section 361 of the Public Health Service Act and 21 CFR Part 1271.

Medical Devices

Because our medical devices incorporate coating technologies, they are subject to regulation by the FDA.  These medical devices require the approval of the FDA prior to sale within the United States.  The manufacturers and licensees who use our coating technology in their medical devices will have the burden of demonstrating the safety and efficacy of the medical devices, a burden which we will assist such manufacturers and licensees in demonstrating to the extent our coating technologies are at issue.  Sales of medical devices using our coating technology in the European Union will require the CE Mark certification and sales of such medical devices in Canada will require approval from the Medical Device Bureau of Canada.

Within the United States, the FDA process requires that a pre-market notification, or a 510(k) Submission, be made to the FDA to demonstrate that the medical device is safe and effective and is substantially equivalent to a legally marketed device that is not subject to pre-market approval.  Applicants must compare the device to one or more similar devices that are commercially available in the U.S. (known as the “predicate device”), and make and support a claim of substantial equivalency to such predicate device.  Support for such claims must include descriptive data and, when necessary, performance data.  In some cases, data from clinical trials must also be submitted in support of a 510(k) Submission.  The FDA must then issue an order finding substantial equivalency before the devices may be commercially distributed in the U.S.  This process can take anywhere from three months to two or three years, and can be extremely expensive.  The Center for Devices and Radiological Health regulates medical devices, including our OsteoSelect® DBM putty.

ISO Certification

In March 2010, we announced that we had received certification from the International Organization for Standardization, or ISO, for fulfilling the requirements of ISO 13485:2003.  The Geneva based International Organization for Standardization is the world’s largest developer and publisher of International Standards.  ISO 13485:2003 specifies requirements for a quality management system. To obtain ISO 13485:2003 certification, an organization must demonstrate its ability to provide medical devices that consistently meet applicable customer and regulatory requirements. The primary objective of ISO 13485:2003 is to facilitate harmonized medical device regulatory requirements for quality management systems.  All requirements of ISO 13485:2003 are specific to organizations providing medical devices, regardless of the type or size of the organization.  The certification assures our customers and partners of our commitment to quality, and in the quality of our innovative products and processes.  Additionally, we believe that the ISO 13485:2003 certification offers new markets and business opportunities for our products in the global marketplace.

Employees

As of March 29, 2011, we had 117 full-time employees, of whom 33 were in production, 66 were in sales, 2 were in marketing, and 16 were in administrative.  In addition, we make use of a varying number of temporary employees and outsourced services to manage normal business cycles.  None of these employees is covered by a collective bargaining agreement and our management considers relations with employees and services partners to be good.

Facilities

We lease approximately 16,000 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana 59714.  In addition to our corporate headquarters, this space also includes a clean room, fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory.  We lease the building under a ten-year operating lease which runs through October 2013 and has a monthly lease payment of $10,000.  The lease also has a ten-year renewal option.

In November 2007, we purchased a 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana 59714.  This building is an FDA registered facility with 5 “Class 1,000” clean rooms and currently houses our medical device coatings operations.  The validated manufacturing areas and laboratory facilities located in this facility provide processing and testing space to manufacture medical devices pursuant to FDA, GMP regulations, and ISO 13485:2003.  We expect this facility to meet all of our regulatory requirements for the manufacture of future Bacterin-label products, including our surgical drains (ViaTM and Elutia®), as well as production requirements for coated medical devices from our medical device partners.  The facility is registered with the FDA for device design, device manufacture, and contract manufacture, as well as for screening, testing, storing, and distributing biological tissues.

We also lease office space in Englewood, Colorado, where certain of our administrative and sales functions are housed.

ITEM 1A.	RISK FACTORS

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe some of the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business and Our Industry

Our products are relatively new and long-term results are incomplete, thus, the future of our business still remains uncertain.

Many of our current products are relatively new and have been in use for a relatively short period of time.  The results of the use of these products will be monitored for many years.  While preliminary results have been good, there can be no assurance that any or all of these products will perform well over longer periods of time.  Future product issues may expose us to legal actions, removal of regulatory approvals or products being pulled from use.  If we become subject to product or general liability or errors and omissions claims, they could be time-consuming and costly. The U.S. Food and Drug Administration, or the FDA, and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose additional requirements.  Later discovery of previously unknown problems with any of these products or their manufacture may result in further restrictions, including withdrawal of the product from the market.  Any such restrictions or withdrawals could materially affect our ability to execute our business plan.  In addition, governmental authorities could seize our inventory of products, or force us to recall any product already in the market if we fail to comply with FDA or other governmental regulations.

Many competitive products exist and more will be developed, and we may not be able to successfully compete because we are smaller and have fewer financial resources.

Our business is in a very competitive and evolving field.  Rapid new developments in this field have occurred over the past few years, and are expected to continue to occur.  Other companies already have competing products available or about to be available or may develop products to compete with ours.

Many of these products may have short regulatory timeframes and our competitors, many with more substantial development resources, may be able to develop competing products that are equal to or better than ours.  This may make our products obsolete or undesirable by comparison and reduce our revenue.  Our success will depend, in large part, on our ability to maintain a competitive position concerning our intellectual property, and to develop new technologies and new applications for our technologies.  Many of our competitors have substantially greater financial and technical resources, as well as greater production and marketing capabilities, than us.

The medical community and the general public may perceive synthetic materials and growth factors as safer, which could have a material adverse effect on our business.

Members of the medical community and the general public may perceive synthetic materials and growth factors as safer than our allograft-based bone tissue products.

Our products may be incapable of competing successfully with synthetic bone graft substitutes and growth factors developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations.

Negative publicity concerning methods of human tissue recovery and screening of donor tissue in the industry in which we operate may reduce demand for our allografts and impact the supply of available donor tissue.

Media reports or other negative publicity concerning both improper methods of tissue recovery from donors and disease transmission from donated tissue may limit widespread acceptance of our allografts.  Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies.  Potential patients may not be able to distinguish our allografts, technologies and the tissue recovery and the processing procedures from those of our competitors or others engaged in tissue recovery.  In addition, families of potential donors may become reluctant to agree to donate tissue to for-profit tissue processors.

We are highly dependent on the availability of human donors; any disruptions could cause our customers to seek alternative providers or technologies.

We are highly dependent on our ability to obtain donor cadavers as the raw material for many of our products.  The availability of acceptable donors is relatively limited and we compete with many other companies for this limited availability.  The availability of donors is also impacted by regulatory changes, general public opinion of the donor process and our reputation for our handling of the donor process.  In addition, due to seasonal changes in the mortality rates, some scarce tissues are at times in short supply.  Any disruption in the supply of this crucial raw material could have significant consequences for our revenue, operating results and continued operations.

We will need to continue to innovate and develop new products to be desirable to our customers.

The markets for our products and services are characterized by rapid technological change, frequent new introductions, changes in customers’ demands and evolving industry standards.  Accordingly, we will need to continue to innovate and develop additional products.  These efforts can be costly, subject to long development and regulatory delays and may not result in products approved for sale.  These costs may hurt operating results and may require additional capital.  If additional capital is not available, we may be forced to curtail development activities.  In addition, any failure on our behalf to react to changing market conditions could create an opportunity for other market participants to capture a critical share of the market within a short period of time.

Our success will depend on our ability to engage and retain qualified technical personnel who are difficult to attract.

Our success will depend on our ability to attract and retain qualified technical personnel to assist in research and development, testing, product implementation, low-scale production and technical support.  Competition for qualified technical personnel is intense, and we may encounter difficulty in engaging and retaining qualified personnel needed to implement our growth plan. The demand for such personnel is high and the supply of qualified technical personnel is limited.  A significant increase in the wages paid by competing employers could result in a reduction of our technical work force and increases in the wage rates that we must pay or both.  If either of these events were to occur, our cost structure could increase and our growth potential could be impaired.

Loss of key members of our management who we need to succeed could adversely affect our business.

We are highly dependent on the services of Guy Cook, our President and Chief Executive Officer, and other key members of our management team and the loss of his or any of their services could have an adverse effect on our future operations.  We do not currently maintain a key-man life insurance policy insuring the life of Mr. Cook or any other member of our management team.

We are highly dependent on the continued availability of our facilities and would be harmed if they were unavailable for any prolonged period of time.

Any failure in the physical infrastructure of our facilities or services could lead to significant costs and disruptions that could reduce our revenues and harm our business reputation and financial results.  We are highly reliant on our Belgrade, Montana facilities.  Any natural or man-made event that impacts our ability to utilize these facilities could have a significant impact on our operating results, reputation and ability to continue operations.  The regulatory process for approval of facilities is time-consuming and our ability to rebuild facilities would take a considerable amount of time and expense and cause a significant disruption in service to our customers.  Further, the FDA or some other regulatory agency could identify deficiencies in future inspections of our facilities or our supplies that could disrupt our business, reducing profitability.  We carry business interruption insurance of up to $1 million per location to help in these instances, but it may not cover all costs or our standing in the market.

We will be required to invest in facilities and equipment on a continuing basis, which will put pressure on us to finance these investments.

We have invested, and intend to continue to invest, in facilities and state-of-the-art equipment in order to increase, expand or update our capabilities and facilities.  Changes in technology or sales growth beyond currently established production capabilities, which we anticipate, will require further investment. We currently anticipate that we will need to spend between $4 and $5 million over the next five years in order to increase, expand or update our existing facilities to meet our expected growth over that period. However, there can be no assurance that we will generate sufficient funds from operations to maintain our existing facilities and equipment or to finance any required capital investments or that other sources of funding will be available. Additionally, there can be no guarantee that any future expansion will not negatively affect earnings.

Future revenue will depend on our ability to develop new sales channels and there can be no assurance that these efforts will result in significant sales.

We are in the process of developing sales channels for our products but there can be no assurance that these channels can be developed or that we will be successful in selling our products.  We currently sell our products through direct sales by our employees and indirectly through distributor relationships.  We recently engaged in a major initiative to build and further expand our direct sales force.  In 2010, we incurred sales and marketing expenses of approximately $8 million and expect this amount to be approximately $20 million in 2011.  The increased sales and marketing expenses are anticipated to be funded from operating cash flow.   The incurrence of these additional expenses may impact our operating results and there can be no assurance of their effectiveness.  Many of our competitors have well-developed sales channels and it may be difficult for us to break through these competitors to take market share.  If we are unable to develop these sales channels, we may not be able to grow revenue or maintain our current level of revenue generation.

There may be fluctuations in our operating results, which will impact our stock price.

Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenues, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, and general economic conditions.  There can be no assurance that the level of revenues and profits, if any, achieved by us in any particular fiscal period will not be significantly lower than in other comparable fiscal periods.  Our expense levels are based, in part, on our expectations as to future revenues.  As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues.

We are dependent on the ability of our licensees and development partners for obtaining regulatory approvals and market acceptance of their products, for which we may have no control.

A large part of our success will depend on our ability, or that of our licensees, to obtain timely regulatory approval for products employing our technology.  Moreover, our success will also depend on whether, and how quickly, our licensees gain market acceptance of products incorporating our technology, compared to competitors using competing technologies.

Our revenues will depend upon prompt and adequate reimbursement from public and private insurers and national health systems.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change.  The ability of hospitals to pay fees for allograft bone tissue products depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from governmental health administration authorities, private health coverage insurers and other organizations.  We may have difficulty gaining market acceptance for our products if government and third-party payors do not provide adequate coverage and reimbursement to hospitals.  Major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement.  Further, Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on our products.

Our operating results will be harmed if we are unable to effectively manage and sustain our future growth.

We might not be able to manage our future growth efficiently or profitably.  Our business is unproven on a large scale and actual revenue and operating margins, or revenue and margin growth, may be less than expected.  If we are unable to scale our production capabilities efficiently, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results.  Growth may also stress our ability to adequately manage our operations, quality of products, safety and regulatory compliance.  If growth significantly decreases our reserves, we may be required to obtain additional financing, which may increase our indebtedness or result in dilution to our stockholders.  Further, there can be no assurance that we would be able to obtain any additional financing.

Future business combinations or acquisitions may be difficult to integrate and cause our attention to be diverted.

We may pursue various business combinations with other companies or strategic acquisitions of complementary businesses, product lines or technologies.  There can be no assurance that such acquisitions will be available at all, or on terms acceptable to us.  These transactions may require additional financing which may increase our indebtedness or outstanding shares, resulting in dilution to stockholders.  The inability to obtain such future financing may inhibit our growth and operating results. Integration of acquisitions or additional products can be time consuming, difficult and expensive and may significantly impact operating results.  Furthermore, the integration of any acquisition may divert management’s time and resources from our core business.  We may sell some or all of our product lines to other companies or may agree to combine with another company.  Selling some of our product lines may inhibit our ability to generate positive operating results going forward.

We recently entered into a non-binding letter of intent to acquire substantially all of the assets of Robinson MedSurg LLC. There can be no assurance that we will complete this transaction or that the integration of this acquisition will be successful.

We may be subject to future product liability litigation that could be expensive and our insurance coverage may not be adequate in a catastrophic situation.

Although we are not currently subject to any product liability proceedings, and we have no reserves for product liability disbursements, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of our products.  We currently carry product liability insurance of up to $10 million at an annual premium cost of approximately $140,000, however, our insurance coverage and any reserves we may maintain in the future for product related liabilities may not be adequate and our business could suffer material adverse consequences.

We may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.

The manufacturing and marketing of our biologic products, medical devices and coating technologies involves an inherent risk that our products may prove to be defective.  In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.  A recall of one of our products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety.

Risks Related to the Regulatory Environment in which We Operate

U.S. governmental regulation could restrict the use of our products or our procurement of tissue.

In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the National Organ Transplant Act, or NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the United States, with the exception of removal and implantation, and receive payments for all such services. We make payments to certain of our clients and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner which prevents us from receiving payment for services we render or which prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially and adversely affected.

We are engaged through our marketing employees, independent sales agents and sales representatives in ongoing efforts designed to educate the medical community as to the benefits of our products, and we intend to continue our educational activities. Although we believe that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of our products, payments in connection with such education efforts are not exempt from NOTA’s restrictions and our inability to make such payments in connection with our education efforts may prevent us from paying our sales representatives for their education efforts and could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material which our processing technologies may generate. Assuming that NOTA applies to our processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of our method of operations.

Our business is subject to continuing regulatory compliance by the FDA and other authorities which is costly and could result in delays in the commercialization of our products.

As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and the Center for Medicare Services of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices and other matters.  We are facing an increasing amount of scrutiny and compliance costs as more states are implementing regulations governing medical devices, pharmaceuticals and/or biologics which affect many of our products.

Medical devices that incorporate coatings technology are subject to FDA regulation and compliance.  Generally, any medical device manufacturer that wishes to incorporate our coatings technology into its products will be responsible for obtaining FDA approval for the medical devices it intends to market though we will assist in the 510(k) filing submitted by licensees.  The FDA process can take several months to several years in the United States.  The time required to obtain approval for international sales may be longer or shorter, depending on the laws of the particular country.  There can be no assurance that our licensees will be able to obtain FDA or international approval on a timely basis.  The FDA may also require the more extensive Premarket Approval Application, or PMA, process for certain products, which results, in effect, in a private license being granted to the applicant for marketing a particular medical device and requires an additional level of FDA scientific review to ensure the safety and effectiveness of such devices.  Approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product.  Changes in regulations or adoption of new regulations could also cause delays in obtaining product approval.  In addition, regulatory approval is subject to continuing compliance with regulatory standards, and product approval is subject to withdrawal if a licensee fails to comply with standards, or if an unforeseen event should occur concerning a product.  Significant delays in obtaining product approval could have a significantly detrimental impact on our business.

Human tissues intended for transplantation have been regulated by the FDA since 1993. In May 2005, three new comprehensive regulations went into effect that address manufacturing activities associated with human cells, tissues and cellular and tissue-based products, or HCT/Ps. The first requires that companies that produce and distribute HCT/Ps register with the FDA. The second provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third rule governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule.  The “Current Good Tissue Practices” rule covers all stages of allograft processing, from procurement of tissue to distribution of final allografts.  Together they are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to recipients.  These regulations increased regulatory scrutiny within the industry in which we operate and have lead to increased enforcement action which affects the conduct of our business. In addition, these regulations can increase the cost of tissue recovery activities.

Other regulatory entities include state agencies with statutes covering tissue banking.  Regulations issued by Florida, New York, California and Maryland will be particularly relevant to our business.  Most states do not currently have tissue banking regulations.  However, recent incidents of allograft related infections in the industry may stimulate the development of regulation in other states.  It is possible that others may make allegations against us or against donor recovery groups or tissue banks about non-compliance with applicable FDA regulations or other relevant statutes or regulations.  Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for our business and the industry in which we operate.

Our products may be subject to regulation in the EU as well should we enter that market.  In the European Union, or EU, regulations, if applicable, differ from one EU member state to the next.  Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive and unpredictable.  Some of our products may be subject to European Union member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products.  Some EU member states have their own tissue banking regulations.

Clinical trials can be long, expensive and ultimately uncertain which could jeopardize our ability to obtain regulatory approval and market our products.

Clinical trials are required to develop products, gain market acceptance and obtain 510(k) certifications from the FDA.  We have several clinical trials planned and will likely undertake future trials.  These trials often take two years to execute and are subject to factors within and outside of our control. The outcome of these trials is uncertain and may have a significant impact on the success of our current and future products and future profits.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, a regulatory body placing clinical trials on hold, patients not enrolling in clinical trials at the rate we expect, patients experiencing adverse side effects, third party contractors failing to perform in accordance with our anticipated schedule or consistent with good clinical practices, inclusive or negative interim trial results or our inability to obtain sufficient quantities of raw materials to produce our products.  Our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.  If this occurs, our financial results and the commercial prospects for our products will be harmed and our prospects for profitability will be harmed.

Product pricing (and, therefore, profitability) is subject to regulatory control which could impact our revenue and financial performance.

The pricing and profitability of our products may become subject to control by the government and other third-party payors.  The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products.  In most foreign markets, the pricing and/or profitability of certain diagnostics and prescription pharmaceuticals are subject to governmental control.  In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control though it is unclear which proposals will ultimately become law, if any.  Changes in prices, including any mandated pricing, could impact our revenue and financial performance.

Risks Related to Our Intellectual Property

Failure to protect our intellectual property rights could result in costly and time consuming litigation and our loss of any potential competitive advantage.

Our success will depend, to a large extent, on our ability to successfully obtain and maintain patents, prevent misappropriation or infringement of intellectual property, maintain trade secret protection, and conduct operations without violating or infringing on the intellectual property rights of third parties.  There can be no assurance that our patented and patent-pending technologies will provide us with a competitive advantage, that we will be able to develop or acquire additional technology that is patentable, or that third parties will not develop and offer technologies which are similar to ours.  Moreover, we can provide no assurance that confidentiality agreements, trade secrecy agreements or similar agreements intended to protect unpatented technology will provide the intended protection.  Intellectual property litigation is extremely expensive and time-consuming, and it is often difficult, if not impossible, to predict the outcome of such litigation.  A failure by us to protect our intellectual property could have a materially adverse effect on our business and operating results and our ability to successfully compete in this industry.

We may not be able to obtain or protect our proprietary rights relating to our products without resorting to costly and time consuming litigation.

We may not be able to obtain, maintain and protect certain proprietary rights necessary for the development and commercialization of our products or product candidates. Our commercial success will depend in part on obtaining and maintaining patent protection on our products and successfully defending these patents against third-party challenges.  Our ability to commercialize our products will also depend in part on the patent positions of third parties, including those of our competitors.  The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions.  Accordingly, we cannot predict with certainty the scope and breadth of patent claims that may be afforded to other companies’ patents.  We could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate suits to protect our patent rights.

In addition to the risks involved with patent protection, we also face the risk that our competitors will infringe on our trademarks.  Any infringement could lead to a likelihood of confusion and could result in lost sales.

There can be no assurance that we will prevail in any claims we make to protect our intellectual property.

Future protection for our proprietary rights is uncertain which may impact our ability to successfully compete in our industry.

The degree of future protection for our proprietary rights is uncertain. We cannot ensure that:

☐	we were the first to make the inventions covered by each of our patent applications;

☐	we were the first to file patent applications for these inventions;

☐	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

☐	any of our pending patent applications will result in issued patents;

☐	any of our issued patents or those of our licensors will be valid and enforceable;

☐	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

☐	we will develop additional proprietary technologies that are patentable;

☐	the patents of others will not have a material adverse effect on our business rights; or

☐
the measures we rely on to protect the intellectual property underlying our products may not be adequate to prevent third parties from using our technology, all of which could harm our ability to compete in the market.

Our success depends on our ability to avoid infringing on the intellectual property rights of third parties which could expose us to litigation or commercially unfavorable licensing arrangements.

Our commercial success depends in part on our ability and the ability of our collaborators to avoid infringing patents and proprietary rights of third parties.  Third parties may accuse us or our collaborators of employing their proprietary technology in our products, or in the materials or processes used to research or develop our products, without authorization.  Any legal action against our collaborators or us claiming damages and/or seeking to stop our commercial activities relating to the affected products, materials and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products.  We cannot predict whether we or our collaborators would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all.  If we are unable to obtain such a license, we or our collaborators may be unable to continue to utilize the affected materials or processes or manufacture or market the affected products or we may be obligated by a court to pay substantial royalties and/or other damages to the patent holder.  Even if we are able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair our prospects for profitability.  Accordingly, we cannot predict whether or to what extent the commercial value of the affected product or products or our prospects for profitability may be harmed as a result of any of the liabilities discussed above.  Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business.  We may be unable to obtain and enforce intellectual property rights to adequately protect our products and related intellectual property.

Others may claim an ownership interest in our intellectual property which could expose us to litigation and have a significant adverse effect on our prospects.

A third-party may claim an ownership interest in one or more of our patents or intellectual property.  While we believe we own 100% of the right, title and interest in the patents for which we have applied and our other intellectual property, including that which we license from third parties, we cannot guarantee that a third-party will not, at some time, assert a claim or an interest in any of such patents or intellectual property.  We are presently unaware of any claims or assertions by third-parties with respect to its patents or intellectual property, except that, (1) as a defense to a lawsuit we brought against Allosource for infringement of our OsteoSponge® trademark, Allosource has counterclaimed in an attempt to invalidate such mark; and (2) we, along with many companies in our industry, have been served a complaint filed by minSURG International, Inc. alleging patent infringement.  A successful challenge or claim by a third party to our patents or intellectual property could have a significant adverse effect on our prospects.

The result of litigation may result in financial loss and/or impact our ability to sell our products going forward.

We will vigorously defend any future intellectual property litigation that may arise but there can be no assurance that we will prevail in these matters.  An unfavorable judgment may result in a financial burden on us.  An unfavorable judgment may also result in restrictions on our ability to sell certain products and therefore may impact future operating results.

Risks Related to Our Common Stock

We have found material weaknesses in our system of internal controls over financial reporting that have not been fully remediated as of December 31, 2010, which could adversely affect our ability to record, process, summarize and report certain financial data.

In connection with the evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2010, management discovered the following deficiencies: (i) insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters while completing the financial statement close process; (ii) our inventory records are kept separately from our accounting system, requiring duplicate input and reconciliation, thereby increasing the risk of errors in recording inventory transactions, and (iii) the documentation surrounding equity transactions for employees and consultants needs to be strengthened to comply with procedures outlined by the Company to ensure that all equity transactions are recorded in the appropriate periods.  In light of these material weaknesses, management has concluded that we did not maintain effective internal control over our disclosure controls and procedures as of December 31, 2010, which constituted a material weakness in our internal controls over financial reporting because they resulted in a reasonable possibility that a material misstatement could occur in our annual or interim financial statements which could not be prevented or detected.  Although we are working to remediate these deficiencies as outlined in Item 9A of this Annual Report on Form 10-K, there can be no assurance that our remediation efforts will resolve all of our internal control deficiencies or that we will not discover additional material weaknesses or significant deficiencies as we evaluate and test such controls in the future. Such material weaknesses or deficiencies could adversely affect our ability to record, process, summarize and report our financial information, which could cause current and potential stockholders to lose confidence in our financial reporting which could have a negative effect on the trading price of our common stock.

Because we became public through a reverse merger, we may not be able to attract the attention of major brokerage firms.

There are coverage risks associated with our becoming public through a reverse merger, including, among other things, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms will want to conduct any public offerings on our behalf in the future.

The market price of our common stock may be volatile and may decline in value.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general.  Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also have established an equity incentive plan for our management and employees. We expect to grant options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 42% of our outstanding shares of common stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors.  Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.  For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.  In addition, advanced notice is required prior to stockholder proposals.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to respond to this item.

Item 2.	Properties

We lease approximately 16,000 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana 59714.  In addition to our corporate headquarters, this space also includes a clean room, fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory.  We lease the building under a ten-year operating lease which runs through October 2013 and has a monthly lease payment of $10,000.  The lease also has a ten-year renewal option.

In November 2007, we purchased a 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana 59714.  This building is an FDA registered facility with 5 “Class 1,000” clean rooms and currently houses our medical device coatings operations.  The validated manufacturing areas and laboratory facilities located in this facility provide processing and testing space to manufacture medical devices pursuant to FDA, GMP regulations, and ISO 13485:2003.  We expect this facility to meet all of our regulatory requirements for the manufacture of future Bacterin-label products, including our surgical drains (ViaTM and Elutia®), as well as production requirements for coated medical devices from our medical device partners.  The facility is registered with the FDA for device design, device manufacture, and contract manufacture, as well as for screening, testing, storing, and distributing biological tissues.

We also lease office space in Englewood, Colorado, where certain of our administrative and sales functions are housed.

Item 3.	Legal Proceedings

In November 2009, we were served a complaint in connection with the following court action filed in Utah state court:  Yanaki and Activatek v. Cook and Bacterin International, Inc., case number 090912772.  This action involves the plaintiff’s attempt to sell shares of our common stock to a third party in a private sale and claims, as its primary allegation, tortuous interference with the sales contract. Plaintiff seeks $300,000, 358,904 shares of our common stock, attorneys fees and costs.  Although this case is still pending, there has been very little activity.  We are pressing for responses to our discovery requests and are discussing the possibility of mediation with opposing counsel.

We initiated an arbitration proceeding in Bozeman, Montana to collect a large account receivable from OrthoPro, LLC under a Private Label Distribution Agreement.  On October 28, 2010, OrthoPro agreed to pay their debt to Bacterin, Inc. in full.  As of March 3, 2011, OrthoPro has paid $50,000.00 of the outstanding balance of $118,270.07.  Final payment to Bacterin was paid on April 1, 2011.

As a result of our policy to aggressively defend our intellectual property rights, we recently filed and served a complaint in a lawsuit styled Bacterin International, Inc. v. Allosource in the Federal District Court for the District of Colorado.  Our complaint is based on Allosource’s infringement of our OsteoSponge® trademark through Allosource’s use of the name “AlloSponge.”  We are seeking an injunction against the continuing use of the ALLOSPONGE mark, plus unspecified commercial monetary damages. Allosource has generally denied all allegations and has filed a counterclaim to cancel the federal registration for OsteoSponge®.  We believe the counterclaim has no merit and we intend to aggressively pursue our infringement claims.  This case has been settled.  The defendant has agreed to cease using the offending mark.  There is an agreed phase out of use over a period of months.

We have been served a complaint in connection with Civil Action No. 8:10-cv-01589-VMC-EAJ filed by minSURG International, Inc., or minSURG, in the United States District Court in the Middle District of Florida.  In this action, minSURG alleges infringement of U.S. Patent No. 7,708,761, entitled “Spinal Plug for a Minimally Invasive Facet Joint Fusion System” by many companies in our industry.  minSURG seeks an injunction against alleged patent infringement plus unspecified commercial monetary damages. We have entered into a joint defense agreement with many of the other defendants in this action and plan a vigorous defense.  Regardless of the outcome of this case, we do not anticipate this notice to have a material impact on our overall sales or operating results.  Plaintiff’s request for a preliminary injunction was denied and a Markman hearing has been scheduled by the Court.

On September 20, 2010, we filed a complaint in the United States District Court for the District of Colorado (Civil Action No. 10-CV-02294-RPM-KMT) against Advanced Biologics, Inc. and Advanced Biologics, LLC, or Advanced, alleging infringing use of the Company’s “OsteoSponge” trademark and sent a demand letter to Advanced, demanding Advanced cease any and all use of its "OsteoAMP Sponge" trademark or any other "OSTEO" and/or "SPONGE" formative mark in connection with human allograft tissue, demineralized bone matrix, and cancellous bone products.  We are currently negotiating with Advanced and expect to reach an amicable resolution without resorting to litigation.

On February 18, 2011 the Company received pleadings in litigation commenced in Federal District Court in New Jersey by Musculoskeletal Transplant Foundation against the Company, Lori Kmet and Carey Bauer.  Plaintiff alleges that Ms. Kmet and Ms. Bauer, former employees of Plaintiff, violated certain non-compete, non-solicit and nondisclosure commitments when they joined the Company’s sales force.  The Company is alleged to have interfered with these commitments in engaging these employees.  The Company does not believe that Ms. Kmet or Ms. Bauer violated their commitments and intends to provide a vigorous defense against these claims.

Item 4.	[Reserved]

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From July 1, 2010 to March 4, 2011, our common stock was traded on the OTC Bulletin Board under the symbol BIHI.OB.  Beginning on March 7, our common stock began trading on the NYSE Amex under the symbol BONE.  The following table sets forth the range of the high and low prices for our common stock, as reported by the OTC Bulletin Board for each quarter during 2010, beginning July 1, 2010, the first day our common stock traded following the closing of our reverse merger.

	High	Low
Third Quarter 2010 (July 1, 2010 – September 30, 2010)	$7.68	$2.50
Fourth Quarter 2010 (October 1, 2010 – December 31, 2010)	$8.50	$5.86

Holders of Record

As of March 28, 2011, we had 373 holders of record.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,673,243	(1)		$1.38	1,302,257
Equity compensation plans not approved by security holders	N/A		$	N/A	N/A
Total	4,673,243			$1.38	1,302,257

(1) Consists of 3,850,743 shares underlying options and 822,500 shares of restricted stock.

Bacterin International Equity Incentive Plan

All of our stock options were granted under the Bacterin International Equity Incentive Plan.  The following is a summary of the material terms of that plan.

The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is administered by the compensation committee of our board of directors.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.

There are 6,000,000 shares of our common stock authorized to be issued under the plan.  As of December 31, 2010, we had outstanding options to purchase 3,850,743 shares granted to employees and executives (at exercise prices ranging from $0.10 to $7.40 per share) and 24,500 options were exercised. In addition, we have issued 822,500 shares of restricted stock to employees and consultants leaving an additional 1,302,257 available for issuance thereunder.

Recent Sales of Unregistered Securities

We issued warrants to purchase 25,000 shares of our common stock to Middlebury Securities LLC for placement agent services in connection with our financing arrangement with Western Technology Investment, we issued 30,000 shares to a former executive in connection with a settlement agreement, and in February of 2011, we issued 93,750 shares to David Stefansky and 93,750 shares to The Corbran, LLC per an existing agreement with Harborview Advisors, LLC.  Other issuances of unregistered securities have already been disclosed in reports previously filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2010.

Item 6  Selected Financial Data

Not required.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The comments made throughout this Annual Report on Form 10-K should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the word “believes,” “anticipates,” “expects,” “plan,” “possible,” “should,” “might,” “may” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in the section entitled “Risk Factors” in Item 1A of this Form 10-K.

Comparison of Twelve Months Ended December 31, 2010 and December 31, 2009

	Twelve Months Ended December 31,
	2010		2009
	Amount	% of Revenue	Amount	% of Revenue
Tissue sales	$15,214,775	98.68%	7,101,357	96.05%
Royalties and other	202,872	1.32%	292,136	3.95%
Total Revenue	15,417,647	100.00%	7,393,493	100.00%

Cost of tissue sales (excluding depreciation expense presented below)	3,363,876	21.82%	2,318,142	31.35%

Gross Profit	12,053,771	78.18%	5,075,351	68.65%

Operating Expenses
General and administrative	8,546,193	54.4%	6,314,220	85.40%
Selling and marketing	8,897,293	57.7%	1,445,843	19.56%
Depreciation	633,827	4.11%	661,847	8.95%
Non-cash consulting expense (excluded from general and administrative expense)	1,560,324	10.12%	275,995	3.73%
Other expense	1,030,290	6.68%	2,242	0.03%
Total Operating Expenses	20,667,927	134.05%	8,700,147	117.67%

Loss From Operations	(8,614,156)	-55.87%	(3,624,796)	-49.02%

Interest expense	(1,647,984)	-10.69%	(513,934)	-6.95%
Interest income	1,044	0.01%	12,988	0.18%
Change in warrant derivative liability	(9,206,826)	-59.72%	-	0.00%
Total Other Expense	(10,853,766)	-70.04%	500,946	-6.78%

Net Loss Before Benefit (Provision) for Income Taxes	(19,467,922)	-126.27%	(4,125,742)	-55.80%

Benefit (Provision) for Income Taxes
Current	-	0.00%	-	0.00%
Deferred	-	0.00%	-	0.00%

Net Loss	(19,467,922)	-126.27%	(4,125,742)	-55.80%

Revenue

Total revenue for the twelve months ended December 31, 2010 increased 109% to $15,417,647 compared to $7,393,493 in the comparable prior year period. The increase of $8,024,154 was largely the result of transitioning the sales model in the second half of 2009 from a distributorship model with a limited direct sales force to a direct sales force model which resulted in increased market penetration and increased usage of our products by surgeons.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 45% or $1,045,734 to $3,363,876 from $2,318,142 for the twelve months ended December 31, 2009. The increase was the result of increased costs associated with our higher sales. As a percentage of revenues, our gross profit % increased from 69% to 78% due to improved manufacturing efficiencies associated with a higher utilization of our manufacturing capacity.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 138%, or $11,967,780, for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 35%, or $2,231,973, to $8,546,193, for the twelve months ended December 31, 2010 compared to 2009. The increase is largely associated with increased personnel costs as well as legal and professional fees incurred between the two periods.

Selling and Marketing

Selling and marketing expenses include sales cash based and stock option compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Selling and marketing expenses increased 515%, or $7,451,450, to $8,897,293 for the twelve months ended December 31, 2010 from $1,445,843 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 58% in 2010 from 20% in the prior year.  The increases were primarily the result of increased commissions and travel costs associated with the larger sales force as well as a substantial increase in marketing and advertising activities in 2010 as part of our switch to a direct sales force model from a distributor based model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained relatively unchanged, decreasing to $633,827 for the twelve months ended December 31, 2010 from $661,847 in the comparable prior year period..

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Stock options/restricted stock compensation expense increased $1,284,329 to $1,560,324 for the twelve months ended December 31, 2010 from $275,995 in the comparable year period. As a percentage of revenues, restricted stock expense for the twelve months ended December 31, 2010 was 10%, compared to 4% in the prior year.

Other Expense

For 2010, the Company recorded a non cash charge of approximately $772,000 associated with a legal settlement with a former officer in the fourth quarter and other miscellaneous operating expenses.

Interest Expense

Interest expense is from our promissory notes and convertible debt instruments. Interest expense for 2010 increased 221%, to $1,647,984, as compared to 2009. The increase was the result of interest expense associated with the incurrence of convertible debt during the last half of 2009 and first half of 2010 as well as the $2.5 million debt transaction with WTI. In addition, the Company incurred debt discount expenses associated with its financing transactions.

Change in Warrant Derivitive Liability

For 2010, the Company recorded a non-cash charge of $9,206,826 associated with the issuance of warrants as part of its convertible debt financing, based upon the closing price of the Company's common stock on December 31, 2010. The increase is primarily due to the increase in the Company's stock price from the date of the issuance of the warrants to the closing price on December 31, 2010.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt, and other debt transactions. Most recently, on June 30 and July 30, 2010, we raised approximately $9,272,000 through a private placement of equity securities and conversion of a portion of a bridge loan financing. In addition, during November 2010, we finalized a debt transaction with WTI which resulted in gross proceeds to the Company of $2,500,000. At December 31, 2010, we had approximately $3,784,000 of cash and cash equivalents and accounts receivables. In addition, we have access to credit lines secured by certain of our accounts receivable balances through a credit facility for up to $5 million with Bridge Bank which closed in January 2011.

Net cash used in operating activities for 2010 was $8,371,968. This was primarily related to cash used to fund our operations as well as an increase of accounts receivable of approximately $2,283,079 and an increase in our inventory balance of approximately $2,618,200. For 2009, net cash used in operating activities was $3,671,596 due to a lower net loss compared to 2010 resulting from our decision to go to a direct sales effort in the second half of 2009.

Net cash provided by financing activities was $9,461,666 and $3,436,991 for 2010 and 2009, respectively. The net cash provided from financing activities during 2010 was primarily the result of the sale of approximately $4,700,000 in convertible debt instruments and the issuance of $5,160,963 of common stock, net of issuance costs, in connection with the above referenced Reverse Merger and related financing transactions. In addition, we entered into a debt financing transaction for $2.5 million with WTI in November 2010. These amounts were partially offset by principal payments on outstanding loan and lease obligations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our December 31,2010 cash on hand and accounts receivable balance of $3,522,031, as well as credit lines available through our accounts receivable credit facility with Bridge Bank and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through June 30, 2012. We incurred approximately $9 million in sales and marketing expenses in 2010 and expect to incur $20 million in 2011. The increased sales and marketing expenses are anticipated to be funded from operating cash flow. The incurrence of these additional expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

In addition, we currently anticipate that we will need to spend between $4 and $5 million over the next 5 years in order to increase, expand or update our existing facilities to meet our expected growth over that period.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Bacterin International Holdings, Inc.

We have audited the consolidated balance sheets of Bacterin International Holdings, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacterin International Holdings, Inc. as of December 31, 2010 and 2009, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
April 7, 2011

BACTERIN INTERNATIONAL HOLDINGS, INC.
Consoldiated Balance Sheets as of December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$327,481	$54,155
Accounts receivable, net of allowance of $ 157,269 and $81,803, respectively	3,522,031	1,314,418
Accounts receivable - related party	613,034	270,565
Inventories, net	5,440,638	5,000,713
Prepaid and other current assets	572,015	30,000
	10,475,199	6,669,851
Non-current inventories	1,439,384	-
Property and equipment, net	3,397,320	3,248,096
Intangible assets, net	355,639	554,268
Note receivable- related party	82,398	-
Other assets	13,675	13,675

Total Assets	$15,763,615	$10,485,890

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,260,237	$1,196,200
Accounts payable- related party	573,036	207,750
Accrued liabilities	1,391,540	463,630
Warrant derivative liability	9,690,741	75,231
Notes payable	-	1,126,693
Notes payable to stockholders	-	183,461
Current portion of capital lease obligations	30,105	85,071
Convertible notes payable, net of debt discount	-	820,787
Current portion of long-term debt	234,149	1,202,574
	14,179,808	5,361,397
Long-term Liabilities:
Capital lease obligation, less current portion	13,185	27,074
Long-term debt, less current portion, net of debt discount of $1,575,985 as of December 31, 2010	2,189,866	412,545
Total Liabilities	16,382,859	5,801,016

Stockholders' Equity (Deficit)
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 36,994,715 shares issued and outstanding on December 31, 2010 and 28,270,460 shares issued and 28,211,563 shares outstanding on December 31, 2009	37	28
Additional paid-in capital	36,325,976	22,238,747
Treasury stock, no shares on December 31, 2010 and 58,897 shares on December 31, 2009	-	(76,566)
Retained deficit	(36,945,257)	(17,477,335)
Total Stockholders’ Equity (Deficit)	(619,244)	4,684,874

Total Liabilities & Stockholders’ Equity (Deficit)	$15,763,615	$10,485,890

See notes to consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009
Revenue
Tissue sales	$15,214,775	$7,101,357
Royalties and other	202,872	292,136
Total Revenue	15,417,647	7,393,493

Cost of tissue sales	3,363,876	2,318,142

Gross Profit	12,053,771	5,075,351

Operating Expenses
General and administrative	8,546,193	6,314,220
Sales and marketing	8,897,293	1,445,843
Depreciation	633,827	661,847
Non-cash consulting expense	1,560,324	275,995
Other expense	1,030,290	2,242
Total Operating Expenses	20,667,927	8,700,147

Loss from Operations	(8,614,156)	(3,622,554)

Other Income (Expense)
Interest expense	(1,647,984)	(513,934)
Interest income	1,044	12,988
Change in warrant derivative liability	(9,206,826)	-

Total Other Income (Expense)	(10,853,766)	(500,946)

Net Loss Before Benefit (Provision) for Income Taxes	(19,467,922)	(4,125,742)

Benefit (Provision) for Income Taxes
Current	-	-
Deferred	-	-

Net Loss	$(19,467,922)	$(4,125,742)

Net loss per share:
Basic	$(0.61)	$(0.16)

Shares used in the computation:
Basic	32,178,342	26,455,505

See notes to consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2010, and 2009

	Common Stock		Additional	Retained	Treasury	Total stockholders'
	Shares	Amount	paid-in capital	Deficit	Stock	equity (deficit)
Balance at December 31, 2008	25,369,067	$25	$16,974,340	$(13,351,593)	$-	$3,622,772

Issuance of common stock, options and warrants:
Private placement	1,218,750	1	1,949,999	-	-	1,950,000
Conversion of notes to common stock	1,510,143	2	2,414,875	-	-	2,414,877
Purchase of treasury stock	(58,897)	-	-	-	(76,566)	(76,566)
Warrants for debt issuance	-	-	62,183	-	-	62,183
Stock-based compensation	172,500	0	837,350	-	-	837,350
Net loss	-	-	-	(4,125,742)	-	(4,125,742)

Balance at December 31, 2009	28,211,563	$28	$22,238,747	$(17,477,335)	$(76,566)	$4,684,874
Issuance of common stock, options and warrants:
Private placement	3,618,750	4	4,937,517	-	-	4,937,521
Purchase and reissuance of dissenters shares	-	-	(595,152)	-	-	(595,152)
Conversion of notes to common stock	32,753	-	52,404	-	-	52,404
Conversion of bridge notes to common stock	2,735, 107	3	3,934,713	-	-	3,934,716
Placement agent shares	106,217	-	67,253	-	-	67,253
Sale of common stock	6,250	-	10,000	-	-	10,000
Purchase of treasury stock	-	-		-	(135,470)	(135,470)
Retirement of treasury stock	(69,044)	-	(212,036)	-	212,036	-
Exercise of warrants-warrant exchange program	489,710	-	1,237,262	-	-	1,237,262
Cashless exercise of warrants	364,148	-	-	-	-	-
Transfer from warrant derivative liability due to warrant exercises	-	-	1,665,458	-	-	1,665,458
Issuance of warrants	-	-	405,000	-	-	405,000
Stock-based compensation	264,165	1	1,672,128	-	-	1,672,129
Warrants/shares issued in legal settlement	30,000	-	772,047	-	-	772,047
Exercise of options	24,500	-	40,328	-	-	40,328
Debt Discount-WTI	-	-	100,308	-	-	100,308
Reverse merger transactions	1,180,596	1	(1)	-	-	-
Net loss	-	-	-	(19,467,922)	-	(19,467,922)
Balance at December 31, 2010	36,994,715	$37	$36,325,976	$(36,945,257)	$-	$(619,244)

See notes to consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009
Operating activities:
Net loss	$(19,467,922)	$(4,125,742)
Noncash adjustments:
Depreciation and amortization	682,544	707,926
Stock/option awards for services	2,849,177	837,350
Provision for losses on accounts receivable and inventory	814,357	(2,078)
Non-cash interest expense	870,655	183,078
Gain on disposal of assets	-	(5,250)
Change in derivative warrant liability	9,206,826	-
Loss on impairment of intangible assets	183,234	-
Changes in operating assets and liabilities:
Accounts receivable	(2,283,079)	(739,206)
Notes receivable	(342,469)	(81,178)
Inventories	(2,618,200)	(851,023)
Prepaid and other current assets	(624,414)	44,082
Accounts payable	1,429,413	150,349
Accrued liabilities	927,910	210,096
Net cash used in operating activities	(8,371,968)	(3,671,596)

Investing activities:
Purchases of property and equipment	(783,051)	(42,089)
Proceeds on sale of fixed assets	-	5,250
Notes receivable from stockholder	-	138,280
Intangible asset additions	(33,321)	(51,576)
Net cash (used in) investing activities	(816,372)	49,865

Financing activities:
Proceeds from the issuance of long-term debt	3,973,435	-
Proceeds from exercise of warrants	1,018,806	-
Payments on long-term debt	(1,588,554)	(235,330)
Release of restriction on cash	-	1,000,000
Proceeds from issuance of convertible debt	4,700,000	550,000
Payments on convertible debt	(1,790,000)	-
Payments on notes payable	(1,074,289)	(500,000)
Proceeds from notes payable		926,690
Payments on notes payable to shareholders	(183,461)	(47,137)
Payments on capital leases	(68,855)	(207,232)
Proceeds from stock option exercises	40,328	-
Proceeds from issuance of common stock	5,160,963	1,950,000
Purchase of treasury stock/payment to dissenting investors	(726,707)	-
Net cash provided by financing activities	9,461,666	3,436,991

Net change in cash and cash equivalents	273,326	(184,740)

Cash and cash equivalents at beginning of period	54,155	238,895
Cash and cash equivalents at end of period	$327,481	$54,155

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)           Business Description and Summary of Significant Accounting Policies

Business Description

Bacterin International Holdings, Inc. (the “Company” or “Bacterin”) develops, manufactures and markets biologics products to domestic and international markets.  Bacterin’s proprietary methods are used in human allografts to create stem cell scaffolds and promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and cartilage regeneration in knee and other joint surgeries.

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

The Company's customers are worldwide with approximately 97% of sales in the United States for 2010. One customer accounted for approximately 6% and 9% of the Company’s revenue for 2010 and 2009, respectively.  One customer represented 6% and 9% of accounts receivable at December 31, 2010 and 2009, respectively.

Revenue by geographical region is as follows:

	Year ended December 31,
	2010	2009
United States	$14,941,562	$6,708,028
Rest of World	476,085	685,465
	$15,417,647	$7,393,493

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

Accounts Receivable and Accounts Receivable - Related Party

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

Non Cash Consulting Expense

Non Cash Consulting Expense consists of the fair market value of restricted stock awards to consultants and advisors to the Company.

Other Expense

Other expense consists of a non cash charge of approximately $722,000 associated with a legal settlement with a former officer and other miscellaneous operating expenses.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In 2010, the Company recorded loss on impairment of intangible assets of $183,234, net of $105,074 of accumulated amortization on the impaired assets. This loss is reflected in General and Administrative expenses on the Statement of Operations. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Loss Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net (loss) per share is as follows:

	Year Ended
Net Loss Per Share:	December 31,
	2010	2009
Net Loss	$(19,467,922)	$(4,125,742)
Basic net loss per share	$(0.61)	$(0.16)
Weighted average common shares outstanding for basic net loss per share	32,178,342	26,455,505

Dilutive earnings per share are not reported as their effects of including 11,142,303 and 6,809,891 outstanding stock options and warrants for the twelve months ended December 31, 2010 and 2009, respectively are anti-dilutive.

Reverse Merger/Financing Transactions

On June 30, 2010, the Company completed a reverse merger transaction (the “Reverse Merger”), in which we caused Bacterin International, Inc., a Nevada corporation (“Bacterin”), to be merged with and into a wholly-owned Nevada subsidiary created for purposes of effecting the Reverse Merger, and the stockholders of Bacterin obtained control of the Company. The Reverse Merger was consummated under Nevada corporate law pursuant to an Agreement and Plan of Merger, dated as of June 30, 2010.  As a result of the Reverse Merger, Bacterin became our wholly-owned subsidiary and we are now engaged, through Bacterin, in the business of biomaterials research, development, and commercialization. K-Kitz ceased operations on June 30, 2010 in connection with the Reverse Merger transaction.

Pursuant to the terms of the Reverse Merger, the stockholders of Bacterin immediately preceding the Reverse Merger received one share of the Company’s common stock for each two shares of Bacterin common stock such stockholder held prior to the Reverse Merger (effectively resulting in a de facto one-for-two reverse stock split of the then outstanding Bacterin shares). The aggregate number of the Company’s shares of common stock so issued to the Bacterin stockholders, being 28,257,133 shares, represented approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below.

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

In the initial closing on June 30,2010, we sold 4,934,533 shares of our common stock and warrants to purchase 1,233,646 shares of common stock as part of this initial closing. We received gross proceeds of $7,508,329 in consideration for the sale of the shares of common stock and warrants, which consisted of (i) $4,026,000 in net cash from investors in the private placement and (ii) $3,482,329 from note holders in two earlier Bacterin bridge financings (conducted to fund working capital and capital expenditures during the months prior to the Reverse Merger) who converted their outstanding principal and interest into the private placement at a 10% discount to the purchase price, being $1.44 per share, and received identical warrant coverage as the cash investors except that the exercise price of the converting note holders’ warrants is $2.25 per share, a 10% discount to the exercise price of the warrants received by the cash investors. The note holders in the bridge financings also received warrants to purchase 1,482,256 shares of our common stock and our placement agent received warrants to purchase 328,125 shares of our common stock as part of the bridge financings.

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

Following the private placement transaction, the Company has permitted an additional $450,000 in principal amount outstanding under the bridge financing to convert into 316,823 shares of the Company’s common stock and warrants to purchase 88,309 shares of the Company’s common stock on the same terms as if such debt had actually converted in the private placement transaction.

On August 6, 2010, we paid certain of Bacterin’s former stockholders, who held approximately 371,970 shares of Bacterin common stock in the aggregate, the fair value for such shares in connection with the exercise of their dissenters’ rights.   As a result, and pursuant to the terms of the agreement governing the Reverse Merger, the former Bacterin stockholders (excluding the dissenting shareholders) were issued 371,970 shares of our common stock (i.e., the same number of shares that the dissenting stockholders would have received had they not exercised their dissenters rights) in proportion to such stockholders’ pre-Reverse Merger share holding percentages in Bacterin.

On November 19, 2010, the Company entered into financing arrangement with two subsidiaries of Western Technology Investment (“WTI”), whereby WTI, through its subsidiaries, agreed to provide a credit facility which allows the Company to draw down $2.5 million initially, and gives the Company the ability to draw down an additional $2.5 million through April 30, 2011 provided the Company has achieved 90% of performance based milestones for the next two quarters.  In addition, upon the mutual agreement of Bacterin and WTI, WTI has agreed to an additional commitment through December 31, 2011 of up to 25% of the next new round of equity financing or up to $3.0 million.  The credit facility is secured by the Company’s personal property and carries an all-in interest rate of 12.5%.  Repayment of the initial $2.5 million will be interest only for the first six months, with principal and interest for the subsequent 30 months.  The WTI facility also allows the company to obtain separate accounts receivable financing.  In connection with the financing, WTI also received warrants to purchase up to 375,000 shares of the Company’s common stock.  The warrants have an exercise price of the lower of $4.00 per share or the price at which shares of the Company’s stock are sold in the next qualified financing, if applicable prior to the date of exercise.  The WTI warrants expire on April 30, 2018.  WTI also has the right to receive additional warrants to purchase 125,000 shares of the Company’s common stock at the same exercise price if the Company draws down the second $2.5 million tranche of the facility. In January 2011, Middlebury Securities LLC also received warrants to purchase 25,000 shares of our common stock for placement agent service in connection with the WTI transaction.

The Company also issued warrants to purchase a total of 489,710 shares of the Company’s common stock to a limited group of existing investors who exercised existing warrants.  The new warrants have an exercise price of $4.00 per share and expire November 15, 2015.  The Company received a total of $1,172,696 from the cash payments of the exercise price of the existing warrants.

Stock-Based Compensation

The Company records stock-compensation expense according to the provisions of ASC 718.  Under ASC 718, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards.  The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award.  The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award.  Pursuant to the income tax provisions included in ASC 718-740, the Company has elected the “short cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

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

(2)           Accounts Receivable - related party

Accounts receivable - related party consist of the following:

	December 31, 2010	December 31, 2009

West Coast Tissue Service, Inc.	$613,034	$270,565

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

(3)           Inventories

Inventories consist of the following:

	December 31,
Current inventories	2010	2009
Raw materials	$709,800	$1,279,006
Work in process	1,212,468	1,282,080
Finished goods	4,239,972	2,499,627
	6,162,240	5,060,713
Reserve	(721,602)	(60,000)
Current inventories, total	$5,440,638	$5,000,713
Non-current inventories
Work in process	$588,295	$-
Finished goods	851,089	-
Non-current inventories, total	$1,439,384	$-
Total inventories	$6,880,022	$5,000,713

(4)           Property and Equipment, Net

Property and equipment, net are as follows:

	December 31,
	2010	2009
Buildings	$1,613,628	$1,613,628
Equipment	3,330,156	2,575,659
Computer equipment	255,170	235,566
Computer software	144,353	140,071
Furniture and fixtures	75,007	75,007
Leasehold improvements	902,916	898,248
Vehicles	68,306	68,306
Total cost	6,389,536	5,606,485
Less: accumulated depreciation	(2,992,216)	(2,358,389)
	$3,397,320	$3,248,096

Maintenance and repairs expense for 2010 and 2009, was $86,251 and $43,328, respectively.  Depreciation expense related to property, plant and equipment, including property under capital lease for 2010 and 2009 was $633,828 and $661,847, respectively.

(5)           Intangible Assets

Bacterin has been issued various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

Intellectual Property	December 31, 2010	December 31, 2009
Gross carrying value	$455,483	$710,471
Accumulated amortization	$(99,844)	$(156,203)
Net carrying value	$355,639	$554,268

Aggregate amortization expense:	$48,715	$46,080

Estimated amortization expense:
2011		$30,366
2012		$30,366
2013		$30,366
2014		$30,366
2015		$30,366

In 2010, the Company recorded a loss on impairment of intangible assets of $183,234, net of $105,074 of accumulated amortization of the impaired assets.

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2010	2009
Credit cards	$7,597	$10,764
Accrued interest payable	-	75,382
Accrued stock compensation	197,763	-
Wages payable	415,386	377,484
Other accrued expenses	770,794	-
	$1,391,540	$463,630

(7)           Notes Payable

Notes payable consist of the following:

	December 31,
	2010	2009
Note payable Kevin Daly	$-	$200,000
Note payable Hamilton Group	-	426,693
Notes payable Flathead Bank	-	500,000
	$-	$1,126,693

The note payable to Kevin Daly was a 30-day note payable bearing interest at 15% and was repaid in January 2010. The Hamilton Group notes were repaid with the proceeds of the WTI financing on November 19, 2010. The notes payable to Flathead Bank are 6.5% short-term notes with monthly payments of $3,728 and matured on June 25, 2010.

(8)           Convertible Notes Payable

	December 31,
	2010	2009
12% convertible note payable.	$-	$890,000
Less: debt discount	-	(69,213)
	$-	$820,787

The 12% convertible notes payable matured in September  2010, were secured by the Company’s intellectual property and raw material inventory, and were convertible any time into common stock at $1.44 per share.

(9)           Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2010	2009
6.5% loan payable to Flathead Bank, $7,278 monthly payments including interest, note has been extended, secured by building	$-	$976,218

8.50% loan payable to Flathead Bank, $9,329 monthly payments, including interest, maturing in 2012, secured by equipment	-	293,052

5.00% loan payable to the City of Belgrade, $3,653 monthly payments, including interest, maturing in 2012, secured by equipment	-	141,215

5.00% loan payable to the City of Belgrade, $6,982 monthly payments, including interest, maturing in 2010, secured by equipment	-	39,044

5.00% loan payable to Valley Bank of Belgrade, $4,140 monthly payments including interest, maturing September 1, 2011; secured by building	-	165,590
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,500,000	-
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	1,250,000	-
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	1,250,000	-
	4,000,000	1,615,119

Less: Current portion	(234,149)	(1,202,574)
Debt discount	(1,575,985)	-
	$2,189,866	$412,545

The following is a summary of maturities due on the long-term debt as of December 31, 2010:

2011	$529,290
2012	966,896
2013	1,104,703
2014	47,912
2015	50,868
Thereafter	1,300,331
Total	$4,000,000

(10)           Notes Payable to Stockholders

Notes payable to stockholders consist of the following:

	December 31,
	2010	2009
Notes payable to Guy Cook	$-	$76,969
Note payable to Mitch Godfrey	-	106,492
	$-	$183,461

The notes payable to Guy Cook and Mitch Godfrey did not have specified payment terms and earned 6% interest per annum. These notes and accrued interest were repaid in November 2010.

(11)           Stock-Based Compensation

The Company’s Equity Incentive Plan provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors.  The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is currently administered by the compensation committee of our Board of Directors.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.  At December 31, 2010, the Company had approximately 1,302,257 shares available for issuance under the equity plan.

Compensation expense recognized in the statement of operations for the years ended December 31, 2010 and 2009 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

•	Volatility: The Company estimates expected volatility based on peer-companies as prescribed by ASC 718.

•	Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts and was 0% as of December 31, 2010 and 2009.

Activity under the Company’s stock option plans was as follows:

	Year ended December, 2010		Year ended December 31, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1,	3,353,493	$1.33	1,999,160	$1.18
Granted	1,228,000	1.60	1,497,500	1.52
Exercised	(24,500)	1.34	-	-
Cancelled or expired	(706,250)	1.52	(143,167)	1.18
Outstanding at December 31,	3,850,743	$1.38	3,353,493	$1.33
Exercisable at December 31,	1,536,198	$1.13	1,033,411	$0.96

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

	December 31, 2010	December 31, 2009
Value of underlying common stock (per share)	$1.60	$1.60
Risk free rate	0.82%	2.20%
Expected term	2.5 years	2.5-5 years
Dividend yield	0%	0%
Volatility	52%	44-61%

From January 1, 2010, through December 31, 2010, we issued warrants to purchase 1,570,565 shares of our common stock at an exercise price between $2.16 and $2.50 per share in connection with Bacterin’s two prior bridge financings and warrants to purchase 1,509,271 shares of our common stock in connection with the closing of our private placement on June 30, 2010 and July 30, 2010 described above. Warrants to purchase 904,688 shares of our common stock which were issued to investors who purchased shares for cash in the private placement have an exercise price of $2.50 per share and warrants to purchase 604,583 shares of our common stock which were issued to note holders who converted debt they acquired in Bacterin’s two prior bridge financings into the private placement have an exercise price of $2.25 per share, a 10% discount to the exercise price of the investors for cash.

Additionally, we issued warrants to our placement agents to purchase 328,125 shares of our common stock at an exercise price of $1.66 per share in connection with Bacterin’s two prior bridge financings and 361,875 shares of our common stock at an exercise price of $1.60 per share in connection with the private placements which closed on June 30, 2010 and July 30, 2010.

In November 2010, the Company issued warrants to purchase 375,000 shares of common stock to Western Technology, Inc. in connection with a financing transaction. The warrants have an exercise price of the lower of $4.00 per share or the price at which shares of the Company’s stock are sold in the next qualified financing, if applicable, prior to the date of exercise. The warrants expire on April 30, 2018. WTI also has the right to receive additional warrants to purchase 125,000 shares of the Company’s common stock at the same exercise price if the Company draws down the second $2.5 million tranche of the facility.

The Company also issued warrants to purchase 489,710 shares of the Company’s common stock to a limited group of investors at an exercise price of $4.00 per share in exchange for those investors exercising their existing 489,710 warrants at exercise price ranging from $2.16 to $2.50 per share.

The following table summarizes our warrant activities for 2010:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,456,398	$1.52
Issued	4,759,546	2.53
Exercised	(924,384)	2.29
Cancelled or expired	-	-

Outstanding at December 31, 2010	7,291,560	2.08

The Company utilizes a lattice model to determine the fair market value of the warrants.  The 1,570,565 warrants issued in connection with the bridge financings and the 375,000 warrants issued in connection with the WTI financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of the Company’s common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The following table summarizes our warrant activities for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,456,398	$1.52
Issued:
Warrants in connection with bridge financings	1,570,565	$2.24
Warrants in connection with private placement	1,509,271	$2.39
Warrants in connection with placement agents - bridge financings	328,125	$1.66
Warrants in connection with placement agents - private placement	361,875	$1.60
Warrants in connection with Warrant Exchange Program	489,710	$4.00
Warrants in connection with WTI Financing	375,000	$4.00
Warrants in connection with legal settlement	100,000	$1.50
Warrants to placement agent - WTI	25,000	$4.00
Total Issued	4,759,546	$2.53
Exercised	(924,384)	2.29
Cancelled or expired	-	-

Outstanding at December 31, 2010	7,291,560	2.08

(12)           Commitments and Contingencies

Operating Leases

The Company leases office facilities under a non-cancelable operating lease agreement with an expiration date in 2013. The Company has the option to extend the lease for another ten year term and has right of first refusal on any sale.  The Company leases additional office facilities under month-to-month arrangements.  Future minimum payments for the next five years and thereafter as of December 31, 2010, under these leases, are as follows:

2011	$130,411
2012	$145,369
2013	$72,258
Thereafter	$-

Rent expense was $148,284 and $162,766 for 2010 and 2009, respectively.  Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement.  The Company has no contingent rent agreements.

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

(13)           Income Taxes

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before taxes.  The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of loss before provision for income taxes consist of the following:

	Year ended
	December 31,
	2010	2009
United States	$(19,467,922)	$(4,125,742)
	$(19,467,922)	$(4,125,742)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% to income tax expense is as follows:

	Year Ended December 31,
	2010	2009
Statutory Federal tax rate	$(6,813,739)	$(1,468,234)
Valuation allowance	7,751,559	1,733,385
State income taxes, net of Federal benefit	(1,118,621)	(289,452)
Nondeductible meals & entertainment expense	180,801	24,301
	$-	$-

Deferred tax components are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Accrued liability for vacation	$99,352	$85,734
Accrued commission expense	-	48,318
Bad debt reserve	64,081	34,275
Inventory reserve	294,024	25,140
Net operating loss carryovers	5,941,272	3,654,421
Non-cash warrant/interest expense	820,095	843,321
Debt issuance expense	1,090,381	815,816
Warrant derivative liability	3,948,589	30,525
Stock compensation	1,569,121	661,296
Total deferred tax assets	13,826,915	6,198,846
Valuation allowance	(13,712,352)	(6,057,142)
Net deferred tax assets	114,563	141,704
Deferred tax liabilities:
Depreciation	(120,767)	(179,774)
Amortization	6,204	38,070
Total deferred tax liabilities	(114,563)	(141,704)
Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized.  Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $6,081,174 and $1,733,002 in 2010 and 2009, respectively.

At December 31, 2010 and 2009, the Company had total domestic Federal and state net operating loss carryovers of approximately $14,581,241 and $8,721,768, respectively.  Federal net operating loss carryovers expire at various dates between 2027 and 2030, while state net operating loss carryovers expire between 2024 and 2030.

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

The Company did not recognize any interest or penalties related to income taxes for the years ended December 31, 2010 and 2009.

(14)           Employee Benefit Plans

The Company had a SIMPLE IRA retirement plan established for qualified employees.  Qualified employees may defer their salary and the deferrals are matched up to 2% for December 31, 2010 and 3% for 2009 of eligible compensation by the Company.  The plan covers substantially all full-time employees. Under the terms of the plan, participants may contribute up to the lower of $10,500 of their salary or the statutorily prescribed limit to the plan. Employees are eligible the first January after their hire date.   The Company made matching contributions during 2010 and 2009 of $40,093 and $131,709, respectively.

(15)           Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended
	December 31,
	2010	2009
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$511,757	$276,074
Income taxes	-	-
Non-cash investing and financing activities:
Acquisition of property and equipment under capital lease	$-	$65,715
Increase in debt discount	$1,575,985	$-
Acquisition of treasury stock using notes payable	$-	$76,566
Conversion of convertible notes payable into common stock	$2,054,620	$614,992

(16)           Quarterly Results of Operations (unaudited)

	Unaudited
	First quarter	Second quarter	Third quarter	Fourth quarter
2010
Revenue	2,736,433	3,201,100	4,191,986	5,288,128
Cost of tissue sales	604,622	519,082	711,173	1,530,909
Net loss	(1,643,029)	(2,051,002)	(9,043,227)	(6,730,664)
Earnings (loss) per share	(0.06)	(0.07)	(0.26)	(0.18)

2009
Revenue	2,098,441	1,721,478	1,383,317	2,190,257
Cost of tissue sales	483,639	174,480	973,436	686,587
Net income (loss)	16,030	(667,738)	(1,871,682)	(1,602,352)
Earnings (loss) per share	-	(0.03)	(0.09)	(0.06)

(17)           Related Party Transactions

Our Chief Executive Officer serves as a Board member of West Coast Tissue Services and is Chairman of the Board of American Donor Services. In addition, our Vice President – Biologics serves as a Board member of American Donor Services. Both of these entities recover tissues from donors and we reimburse them for recovery fees including labor costs. These relationships benefit the Company, thus insuring we have a pipeline of current and future donors which is necessary for our success. The aggregate amount of all payments made to these entities since January 1, 2008 is $1,058,997 to West Coast Tissue Services and $1,529,505 to American Donor Services. At December 31, 2010 the Company had an accounts receivable-related party from West Coast Tissue Services of $613,034 and accounts payable to American Donor Services of $573,036. No compensation is paid to our Chief Executive Officer or VP – Biologics for their services to those entities.

At December 31, 2010, the Company has a note receivable from its Chief Executive Officer of $82,398 which existed prior to the reverse merger transaction in June, 2010, before we became a public corporation. The Company expects to collect the note and accrued interest by June 30, 2011.

(18)           Subsequent Events

Effective January 14, 2011, the Company entered into a Loan and Security Agreement with Bridge Bank, National Association (“Bridge Bank”) whereby Bridge Bank agreed to provide a two year revolving credit facility which allows the Company to borrow up to the lesser of (i) 80% of the Company’s accounts receivable, or (ii) $3 million, increasing to $5 million if the Company achieves two consecutive quarters of profitability of at least $4 million in the aggregate. Amounts advanced will carry interest at the Bridge Bank prime rate plus 2.25% (subject to a minimum prime rate of 4%) and will be secured by the Company’s accounts receivable and other personal property.

On March 18, 2011, the Company announced that it has executed a preliminary letter of intent to acquire Robinson MedSurg LLC (“RMS”), a medical device distribution company focused primarily on maxillofacial and craniofacial surgery devices.  The proposed transaction will involve an initial exchange of Bacterin common stock valued at $1,000,000 at the closing date, in exchange for all the assets of RMS, including approximately $500,000 of inventory, existing commercial agreements and intellectual property.  In addition, upon achievement of certain revenue goals by RMS over a two year period, additional Bacterin common stock valued at $1,000,000 may be remitted to RMS.

Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of December 31, 2010.  Based upon that evaluation, we concluded that as of December 31, 2010, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15 (f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework  Internal Control – Integrated Framework as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of December 31,2010 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of December 31,2010 as detailed below:

1)
Insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters while completing the financial statement close process.  This weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in 2010 consolidated financial statements.  Until this design deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement in our annual or interim financial statements could occur and not be corrected or prevented by our internal control system in a timely manner.

              Our efforts to remediate this weakness include the following:

-The hiring of an SEC Reporting Manager in February 2011 with experience preparing  SEC  reports for publicly traded companies required to comply with Section 404 of the Sarbanes Oxley act of 2002.

-We will further expand the hiring of qualified accounting and finance personnel throughout 2011.

-Expand the training and education of our accounting and finance department, including Sarbanes Oxley compliance training.

2)  The Company currently keeps its inventory records under a separate operating system than its accounting system.  Accordingly,  duplicate input is required for both systems increasing the risk of errors in recording inventory transactions while requiring numerous reconciliations to be performed by Company personnel.

In addition,  the inventory system does not have the capability to generate historical detailed inventory reports which limits the ability to reconcile discrepancies between the accounting system and the inventory system.

Our efforts to remediate the weakness include the following:

-The Company is currently evaluating the purchase of an integrated accounting operating and inventory system.  Currently, the Company expects to implement the system during the second half of 2011.

-In the interim periods, the Company will perform a detailed inventory reconciliation and cost analysis on a quarterly basis.

3)  The documentation surrounding equity transactions for employees and consultants needs to be strengthened to comply with procedures outlined by the Company to ensure that all equity related transactions are properly recorded in the appropriate periods.

                 Our efforts to remediate the weakness include the following:

-Development of a standard operating procedure for the grant of all equity securities including the approval process by the Compensation Committee and the Board of Directors.

Item 9B.	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Executive Officers and Directors

The names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position

Guy Cook	46	Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer

Mitchell T. Godfrey	65	Director

Kent Swanson	66	Director

Michael Lopach	62	Director

Jon Wickwire	67	Director

John P. Gandolfo	50	Chief Financial Officer

Jesus Hernandez	55	Vice President of Biologics

Darrel Holmes	57	Vice President of Medical Devices

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows.

Guy Cook, Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer, is considered an international expert in biofilm science and its application. He is widely published and has been invited to speak at many prominent biofilm conferences, including the “Anti-Infective Materials” Seminar in Tokyo and the FDA-CDRH Antimicrobial Device Efficacy Testing Seminar. Mr. Cook started his career as a product specialist in the Image Analysis Department for Laboratory Equipment Company in Chicago. He later became President of Delta Resources in Crystal Lake, Illinois, which specialized in developing customized image analysis solutions for the academic community. In 1996, he moved to Montana and worked as a Confocal Microscopist for the Center for Biofilm Engineering at the Montana State University where he developed several proprietary testing models for the medical device industry. Mr. Cook attended the University of Indiana and received Bachelor of Science degrees in Finance and Economics.

Mitchell T. Godfrey, Director, has been involved over the past 25 years in a number of private enterprises, including consulting for and participation in firms in the manufacturing, medical devices, nuclear, service and animal health industries.  Mr. Godfrey graduated from the University of Utah in 1968 with Bachelor of Science degrees in psychology and mathematics. He served as a Lieutenant in the U.S. Navy for a period of four years in the 1960s.  Upon his return from overseas duty, he served as a director of the Utah Vietnam Agent Orange Program. He currently is the Chairman of the Montana based Crow Creek Falls Conservation Group and has been actively involved in many other organizations.  Mr. Godfrey joined us in October 2003 as our Chief Financial Officer until December 2007, when his primary responsibility was changed to investor relations.  Mr. Godfrey currently serves as a consultant.

Kent Swanson, Director, was with Accenture for over 32 years, retiring from the firm in 2001 as a Senior Partner.  He held global leadership and management positions in a wide range of industries and geographies.  From 2001 to 2008, he was the Board Chair of ALN Medical Management; providing outsourced services for clinic-based physician practices.  Also from 2001 to 2008, he was Board Chair for Boys Hope Girls Hope of Colorado, a charitable organization providing a home and scholarship education for disadvantaged children with significant capabilities and promise.  From 2002 to 2009, he was a Board member, Audit Committee member and Compensation Committee Chair for MPC Computers.  Mr. Swanson graduated with distinction from the University of Minnesota earning an M.S. in Business and received an M.B.A. from the University of Chicago in 1969.

Michael Lopach, Director, is a certified public accountant with over 30 years of accounting experience.  Mr. Lopach spent 27 years of his career with Galusha, Higgens, Galusha & Co., the largest privately held accounting firm in Montana and northern Idaho, where he served as president and CEO.  In 1999, Mr. Lopach founded Lopach & Carparelli PC, an accounting firm that focuses on medical practitioners.  Mr. Lopach received his MBA from the University of Notre Dame.  Mr. Lopach serves as chairman of the Board’s Audit Committee.

Jon Wickwire, Director, is an attorney and founding shareholder of Wickwire Gavin, P.C., a national construction law firm which merged with Akerman Senterfitt, one of the top 100 law firms in the United States.  Mr. Wickwire served as lead counsel on major infrastructure litigation and alternative dispute resolutions, both domestically and internationally, throughout his 35 year career, and was the founding fellow of the American College of Construction Lawyers.  Mr. Wickwire also served as the founding chairman of the College of Scheduling, an organization dedicated to advancing the techniques, practice and profession of project scheduling, and has authored several books and articles on construction and public contract law, including Construction Management:  Law and Practice and The Construction Subcontracting Manual:  Practice Guide with Forms.  Mr. Wickwire is a graduate of the University of Maryland and Georgetown University Law Center.  Mr. Wickwire has been a shareholder of the Company for approximately 5 years and has participated is several rounds of financing.  Mr. Wickwire will serve as chairman of the Corporate Governance and Nominating Committees.

John P. Gandolfo, Chief Financial Officer, joined Bacterin as its interim Chief Financial Officer on a part-time basis, effective June 4, 2010, and filled this position full time commencing on July 6, 2010.  Mr. Gandolfo has 25 years of experience as chief financial officer of rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas.  Mr. Gandolfo has had direct responsibility over capital raising, including four public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career.  Prior to joining Bacterin, Mr. Gandolfo served as the Chief Financial Officer for Progenitor Cell Therapy LLC, a leading manufacturer of stem cell therapies. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer for Power Medical Interventions, Inc., a publicly held developer and manufacturer of computerized surgical stapling and cutter systems, from January 2007 to January 2009.  Prior to joining PMI, Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies, Inc., a publicly held supplier of needle-free drug delivery systems to the pharmaceutical and biotechnology industries, from September 2001 to May 2006, and served on the Bioject’s Board of Directors from September 2006 through May 2007. Prior to joining Bioject, Mr. Gandolfo was the Chief Financial Officer of Capital Access Network, Inc., a privately held specialty finance company, from 2000 through September 2001, and Xceed, Inc., a publicly held Internet consulting firm, from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc., a publicly held, cancer-focused healthcare information company. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc., a publicly held manager of diagnostic imaging centers throughout the United States.  A graduate of Rutgers University, Mr. Gandolfo is a certified public accountant (inactive status) who began his professional career at Price Waterhouse.

Jesus Hernandez, Vice President of Biologics, began his career as the Director of the Organ and Tissue Bank at University of California, Irvine Medical Center. He has over 20 years of organ and tissue banking experience, including having served as Chief Operating Officer and Chief Executive Officer for two national tissue banks.  Mr. Hernandez served as the Chief Operating Officer of Bone Bank Allografts from November 1997 to April 2005.  He has been an advisor for various committees including the United Network for Organ Sharing, Association of Organ Procurement Organizations, North American Transplant Coordinators Organization, American Association of Tissue Banks and served as a board member of the World Children’s Transplant Fund. Mr. Hernandez graduated from the University of California, Irvine.  Mr. Hernandez has served in his current position since April 2005.

Darrel Holmes, Vice President of Medical Devices, joined Bacterin in 2003 as Director of Operations. Mr. Holmes started his career as chemist and later Director of Operations for ICL Scientific. He later worked for Hycor Medical as the Director of Manufacturing, and then as Director of Operations at Stratagene Cloning Systems. Mr. Holmes moved to Montana and became the President of Big Spring Water in Bozeman. He holds several certificates including Environmental Inspector with the Environmental Assessment Association and is a Hazardous Materials Specialist. Mr. Holmes attended California State University at Long Beach and graduated with a Bachelor’s Degree in Biology. He has over 25 years of Technical Operations experience in the medical device and diagnostics industries.

Scientific Advisory Board

Our Scientific Advisory Board assists us with issues relating to the clinical development and exploitation of our coating and biologic technologies.  As our needs evolve, members with required areas of interest and expertise are added. The members of our Scientific Advisory Board are compensated with stock options and shares of common stock under our equity incentive plan.

Steven Scott MD, is currently the Chairman of our Scientific Advisory Board and a member of the American Academy of Orthopaedic Surgeons, the Musculoskeletal Tumor Society and the Pediatric Society Orthopaedic of North America.  Dr. Scott maintains an active orthopaedic practice in Salt Lake City and has special expertise in the use of Ilizarov External Fixation, pediatric orthopaedics, bone graft technology, and orthopedic oncology.  Dr. Scott has authored many scientific publications, has presented at numerous national conferences and has a patent pending.  He received his BA from Linfield College summa cum laude and attended medical school at the University of Colorado.  He completed his orthopaedic training at the University of Utah and the Mayo Clinic; he holds a clinical appointment within the Department of Orthopaedics at University of Utah and received an M.B.A. through the University of Utah.

Board Composition and Terms of Office

The composition of our board of directors, audit committee, compensation committee, and nominations and governance committee, is subject to the corporate governance provisions of the NYSE Amex, including rules relating to the independence of directors.  All of our board committee members are independent directors.  All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

Board Committees

We have established an audit committee, compensation committee and nominations and governance committee, in compliance with applicable corporate governance requirements.

Audit Committee .

The purpose of the Audit Committee is to assist the oversight of our Board of Directors of the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditor and internal audit function. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company. The Audit Committee also selects the independent auditor to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent auditor and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. Lopach, Swanson and Wickwire, each an independent director of our company under NYSE Amex listing standards as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. Mr. Lopach serves as the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Lopach and Swanson (whose backgrounds are detailed above) each qualify as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

Compensation Committee .

The primary purposes of the Compensation Committee are to determine or recommend the compensation of our CEO and other executive officers, and to oversee our Equity Incentive Plan. Our Compensation Committee currently consists of Kent Swanson and Michael Lopach, each of whom is an independent director.

Nominations and Governance Committee .

The purposes of the Nominations and Governance Committee include the selection or recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Governance Committee currently consists of Messrs. Wickwire and Swanson, each of whom is an independent director of our company under NYSE Amex listing standards as well as under rules adopted by the SEC pursuant to Sarbanes-Oxley. Mr. Wickwire serves as the Chairman of the Nominations and Governance Committee.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and overseeing the management of our company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities.

Indebtedness of Directors and Executive Officers

We have a note receivable from Guy Cook, our Chairman, Chief Executive Officer and President, in the amount of $82,398, which bears interest at the prime rate of interest and is secured by certain shares of our common stock owned by Mr. Cook. This note relates to a transaction involving our wholly-owned subsidiary, Bacterin, prior to the Reverse Merger.

Family Relationships

There are no family relationships among our new directors and executive officers and any former or proposed directors or executive officers.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

o
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

o	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

o
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

o
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

o
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

o
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act of 1934 to file various reports with the SEC.  Our equity securities were not registered pursuant to Section 12 in 2010, so our directors, executive officers and 10% holders were not subject to Section 16(a) during 2010.

To the Company’s knowledge, based solely on our review of the Forms 3 furnished to us in 2011 when our common stock was registered pursuant to Section 12, we believe all reports required pursuant to Section 16(a) were filed on a timely basis.

Code of Ethics

We have adopted a Code of Conduct and a Code of Ethics for our CEO and Senior Financial Officers, both of which are posted on our website at www.bacterin.com.  The contents of our website are not incorporated by reference into this annual report on Form 10-K.

Procedures for Shareholder Recommendation of Nominees to the Board of Directors

The procedures by which shareholders may recommend nominees to the Board of Directors are contained in our Bylaws, which are attached as an exhibit to this Form 10-K.

Item 11.           Executive Compensation

The table below summarizes the compensation earned for services rendered to Bacterin International Holdings, Inc. f/ka/ K-Kitz, Inc. and Bacterin International, Inc. in all capacities, for the fiscal years indicated, by its Chief Executive Officer and two most highly-compensated officers other than the Chief Executive Officer.

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Guy S. Cook (1)	2010	$240,000	$-		$-	$-		$-	$-	$-		$240,000
Chairman of the Board	2009	230,750	40,000	(2)	-	-		-	-	34,897	(2)	305,647
and Chief Executive Officer	2008	249,210			-	-		-	-	23,783		272,993

John Gandolfo (3)	2010	140,000	-		-	1,738,236	(4)	-	-	-		1,878,236
Chief Financial Officer

Jesus Hernandez (1)	2010	255,000	15,000		-	-		-	-	-		270,000
VP - Biologics	2009	236,153	-		-	-		-	-	12,743		248,896
	2008	197,308	27,500							66,983		291,791

Jennifer Jarvis	2010	-	-		-	-		-	-	-		-
Former Director, Chief Executive	2009	-	-		-	-		-	-	-		-
Officer, President and Chief Financial Officer (3)	2008	45,000	-		-	-		-	-	-		45,000

(1)	Each of Mr. Cook and Mr. Hernandez received this compensation in connection with their service to Bacterin, our wholly-owned subsidiary through which we now operate our business.

(2)
Mr. Cook received 50,000 shares of Bacterin common stock (or 25,000 shares of our common stock as adjusted to reflect the ratio used to determine the number of our shares issued to Bacterin stockholders in connection with the Reverse Merger) and is entitled to $10,000, each as of December 31, 2009, for his service on Bacterin’s board of directors for fiscal year 2009, though payment of the $10,000 has been deferred indefinitely.

(3)	Mr. Gandolfo joined Bacterin as interim Chief Financial Officer on a part-time basis effective June 4, 2010 and filled the position full time commencing July 6, 2010.

(4)	As outlined in footnote 11 of the Notes to Consolidated Financial Statements of this Form 10-K, the following assumptions were used in the valuation of this option award:

Risk Free Rate of .82%,
Expected Term of 2.5 years,
Volatility of 52%, and
Dividend Yield 0%

(5)	Ms. Jarvis resigned from her position as a director and our Chief Executive Officer, President and Chief Financial Officer, effective June 30, 2010.

Employment Agreements

Employment agreements for Guy Cook, John P. Gandolfo, Jesus Hernandez and Darrel Holmes are set forth as exhibits to this Form 10-K.  The employment agreements require each of the executives to perform such duties as are customarily performed by one holding their positions, which are President and Chief Executive Officer, Chief Financial Officer, Vice President - Biologics Division and Vice President - Medical Devices Division, respectively.  The employment agreements for each of the above officers are for an indefinite term and provide that each of Messrs. Cook, Gandolfo, Hernandez and Holmes receive a fixed annual base salary during the term of the employment agreement.  In addition, each executive is entitled to (a) receive certain cash bonuses as set forth in their respective employment agreements or as may be determined by our compensation committee of our board of directors and (b) participate in our equity incentive plan.

The employment agreements are essentially terminable at will by reference to the termination procedures set forth in Bacterin’s employee handbook but also provide for termination of an executive’s employment without any further obligation of our company upon the disability of the executive for a period of 30 days or more during any calendar year.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement, (b) prohibiting the executive from disclosing confidential information regarding our company, and (c) requiring that all intellectual property developed by the executive and relating to our business constitutes our sole and exclusive property.

The officers also entered into lock-up agreements restricting the sale of their shares of our common stock until July 7, 2011.

Bacterin International Equity Incentive Plan

The following is a summary of the material terms of the Bacterin International Equity Incentive Plan:

The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is administered by our compensation committee.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.

There are 6,000,000 shares of our common stock authorized to be issued under the plan.  As of December 31, 2010, we had outstanding options to purchase 3,850,743 shares (at exercise prices ranging from $0.10 to $7.40 per share) granted, 24,500 options exercised and 822,500 shares of restricted stock issued, to directors, executives, employees and consultants, leaving an additional 1,302,257 available for issuance thereunder.

Except for the Equity Incentive Plan discussed above, we have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2010)

			Option Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Guy Cook	-	-	-	-	-
John Gandolfo	-	-	250,000	$1.60	6/3/2020
Jesus Hernandez	500,000	-	-	$1.34	10/10/16
Jesus Hernandez	58,000	-	-	$1.60	5/19/15

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our named executive officers in connection with any termination of employment or change in control of the company.  Except for Mr. Gandolfo’s employment agreement described below, we currently have no employment agreements with any of our named executive officers  which have payments upon termination or change in control, nor any compensatory plans or arrangements that provide for any payments or benefits upon the resignation, retirement or any other termination of any of our named executive officers, as the result of a change in control, or from a change in any named executive officer’s responsibilities following a change in control.

Pursuant to the terms of Mr. Gandolfo’s employment agreement, if Mr. Gandolfo’s employment with our company is terminated by us in connection with a “Change of “Control” (as defined therein), Mr. Gandolfo shall be eligible to receive 12 months’ salary as severance, if he has delivered to us a complete release of any claims against us in form and substance reasonably satisfactory to us and if Mr. Gandolfo has not breached any section of his employment agreement.  Mr. Gandolfo’s current salary under the employment agreement is $290,000 per year.  The severance payments payable to Mr. Gandolfo will be paid biweekly through automatic deposits; provided that the initial payment of any severance hereunder shall begin on the eighth day after Mr. Gandolfo has signed the aforementioned release.  A “Change of Control” is defined in Mr. Gandolfo’s employment agreement to consist of either Guy Cook no longer serving as the Chief Executive Officer or a sale of all or substantially all of the assets of the Company.

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Stock Awards (1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mitch Godfrey	$-	$-	-	-	-	-	$-
Kent Swanson	$-	$40,000	-	-	-	-	$40,000
Steve Warnecke (3)	$-	$-	-	-	-	-	$-
Ken Calligar (4)	$-	$-	-	-	-	-	$-
Daniel Frank (4)	$-	$-	-	-	-	-	$-
Gary Simon (5)	$-	$-	-	-	-	-	$-
Michael Lopach (6)	$-	$-	-	-	-	-	$-
Jon Wickwire (6)	$-	$-	-	-	-	-	$-

(1)
During 2010, we were re-evaluating our Director compensation policies and no grants were issued except for a continued service grant to Kent Swanson of 25,000 shares of restricted stock.  Effective March 23, 2011, the Board adopted a new Director compensation policy whereby new Board members will receive options to purchase 50,000 shares of our common stock, vesting after one year, with an exercise price of the closing price of our common stock on the date of grant.  Following the first year of service, Board members will receive an annual continued service grant of options to purchase 30,000 shares with an exercise price of the closing price for our common stock on the date of grant.  Directors will also receive an annual retainer of $40,000 per year, the Audit Committee Chair will receive an additional $10,000 per year, and the other Committee Chairs will receive an additional $3,500 per year.  New member grants for Directors who joined in 2010 will be reflected in our 2011 Director Compensation Table, since no new member grants were made in 2010.

(2)
The past policy was to award 25,000 shares of our common stock per year for continued service on the board.  Accordingly, we issued 25,000 shares to Kent Swanson effective June 30, 2010 for continued service on the Board during 2010. During 2010 we were re-evaluating our Director compensation policy and, except for the continued service grant to Kent Swanson, no grants were made during 2010.  Our new Director compensation policy is described in footnote 1 above.

(3)	Mr. Warnecke resigned as a director effective May 22, 2010.

(4)	Ken Calligar and Daniel Frank served as directors from June 30, 2010 to October 15, 2010.

(5)	Gary Simon served as a director from June 30, 2010 to October 19, 2010.

(6)	Michael Lopach and Jon Wickwire became members of the Board on October 21, 2010.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2010, by (a) each of our directors and executive officers, (b) all of our directors and executive officers as a group, and (c) each person who is known by us to beneficially own 5% or more of our common stock.

Name (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)

Executive Officers and Directors:
Guy S. Cook	13,265,970	(4)	35.86%
Mitchell Godfrey	975,133	(5)	2.64%
Kent Swanson	441,065	(6)	1.19%
Michael Lopach	-	(7)	*
Jon Wickwire	361,489	(8)	0.98%
John P. Gandolfo	-		-
Jesus Hernandez	558,000	(9)	1.51%
All executive officers and directors as a group (7 persons)	15,601,657		42.17%

*	Less than 1% of outstanding shares of common stock.

(1)	The address of each person is c/o Bacterin International, Inc., 600 Cruiser Lane, Belgrade Montana 59714.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after December 31, 2010, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)
The calculation in this column is based upon 36,994,715 shares of common stock outstanding on December 31, 2010. The shares of common stock underlying warrants and stock options are deemed outstanding for purposes of computing the percentage of the person holding them, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Includes (a) 20,000 shares of our common stock issuable to Sue Cook, Mr. Cook’s spouse and our head of human resources, upon the exercise of stock options previously granted by Bacterin under its 2004 Stock Incentive Plan, (b) 484,375 shares of common stock acquired in the private placement that occurred concurrently with the Reverse Merger, and (c) warrants to purchase 104,594 shares of our common stock which were also acquired in such private placement.

(5)
Includes (a) 50,666 shares of common stock owned by Mr. Godfrey’s spouse, and (b) 300,000 shares of our common stock issuable to Mr. Godfrey upon the exercise of stock options previously granted by Bacterin under its 2004 Stock Incentive Plan.

(6)
Includes (a) 200,000 shares held by a family limited partnership and (b) 69,842 shares of our common stock issuable upon the exercise of warrants previously issued in connection with the conversion of certain debt.

(7)
There is a proposal which would grant 100,000 shares of restricted stock to new board members, subject to vesting; however, the proposal has not yet been formally adopted, so the proposed grant is not included in this table.

(8)
Includes (a) 215,397 shares of common stock held by family trusts and family members, and (b) warrants to purchase 51,458 shares of common stock held by family trusts.  This table does not include a proposed grant to new directors discussed in footnote 7 above.

(9)	Represents shares of our common stock issuable to Mr. Hernandez upon the exercise of stock options previously granted by Bacterin under its 2004 Stock Incentive Plan.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Guy Cook, our President and Chief Executive Officer, serves as a board member of West Coast Tissue Services and American Donor Services.  Both of these entities recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs.  The aggregate amount of all payments we and our subsidiaries made to these entities since January 1, 2008 is $575,297 to West Coast Tissue Services, and $1,654,352 to American Donor Services. This relationship benefits us, and thus Mr. Cook, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success.  Mr. Cook’s wife performs the bookkeeping and accounting for American Donor Services.  She was paid $60,126 in 2009 for her services, but received no compensation in 2006-2008 or 2010 for her services.  Mr. Cook is not involved in the day to day operations of either entity and does not receive any compensation for his board service from either entity.

Concurrently with the closing of the Reverse Merger and the private placement, we repurchased and cancelled, 4,319,404 shares of our common stock from Jennifer Jarvis, our former director, chief executive officer and chief financial officer, for aggregate consideration of $100 and certain other good and valuable consideration.

Convertible Capital, a firm where one of our former directors, Ken Calligar, is a principal, arranged for Mr. Calligar’s  two daughters and two other individuals to purchase approximately $225,000 of bridge financing indebtedness which did not convert in our recently concluded private placement.  The debt was purchased from five holders of such debt based on the understanding that the purchasers would thereafter be permitted to convert such indebtedness on the same terms as if they had converted the debt in such private placement transaction. Ken Calligar was entitled to all of the warrants associated with the conversions by the purchasers.

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee reviews and approves all related party transactions and reviews and makes recommendations to the full Board of Directors, or approves, any contracts or other transactions with current or former executive officers of our company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by our company.

Director Independence

The following board members are independent directors, as defined under the independence standards of the NYSE Amex LLC:  Kent Swanson, Michael Lopach and Jon Wickwire.  In addition, the following former board members were independent at the time of their service, from June 30, 2010 to approximately October 15, 2010:  Ken Calligar, Daniel Frank and Gary Simon.  All of our board committees are comprised solely of independent directors, and the composition of our board committees is described in Item 10 of this Form 10-K.

Item 14.           Principal Accountant Fees and Services

Child, Van Wagoner & Bradshaw, PLLC (“CVWB”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2010, and CVWB has served as our independent accountant since March 2008. The following table presents the aggregate fees billed for professional services rendered by CVWB for the years ended December 31, 2010 and 2009.

	2010	2009
Audit fees	$84,010	$31,505
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee’s Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent accountants. In situations where it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chairman of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chairman are required to be reviewed with the Audit Committee at its next scheduled meeting.

The Audit Committee approved 100% of the services provided by CVWB.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.           Financial statements included in Item 8 of this Annual Report; and

2.           Exhibits listed in the Exhibit Index filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACTERIN INTERNATIONAL HOLDINGS, INC.

By:	/s/ Guy S. Cook
Name:	Guy S. Cook
Title:	President and Chief Executive Officer
Date:	April 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Guy S. Cook
Name: Guy S. Cook
Title: President and Chief Executive Officer
Date: April 8, 2011

By:	/s/ John Gandolfo
Name: John Gandolfo
Title: Chief Financial Officer
Date: April 8, 2011

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2010, by and among K-Kitz, Inc., KB Merger Sub, Inc. and Bacterin International, Inc. (1)
3.1	Certificate of Incorporation, including all amendments to date (1)
3.2	Amended and Restated Bylaws, dated January 12, 2011(5)
4.1	Form of Warrant to Purchase Common Stock (1)
10.1	Form of Private Placement Subscription Agreement to purchase Shares and Warrants (1)
10.2	Form of Registration Rights Agreement (3)
10.3	Form of Management Lock-Up Agreement for the officers and directors of Bacterin International Holdings, Inc. and Bacterin International, Inc. (3)
10.4	Form of Indemnification Agreement for the officers and directors of Bacterin International Holdings, Inc. and Bacterin International, Inc. (3)
10.5	Bacterin International Equity Incentive Plan (3)
10.6	Guy Cook Employment Agreement (3) •
10.8	John Gandolfo Employment Agreement (3) •
10.9	Jesus Hernandez Employment Agreement (3) •
10.10	Darrel Holmes Employment Agreement (3) •
10.11
Loan and Security Agreement dated as of November 17, 2010 between Bacterin International Holdings, Inc. and Bacterin International, Inc. and Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI Inc. (4)

10.12
Supplement to the Loan and Security Agreement dated as of November 17, 2010 among Bacterin International Holdings, Inc. and  Bacterin International, Inc. and Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (4)

10.13	Agreement for Bone Allograft, DBM, and Bone Graft Substitute Products between Broadlane, Inc. and Bacterin International, Inc. (4)
10.14	Loan and Security Agreement dated as of January 14, 2011 between Bacterin International, Inc. and Bacterin International Holdings, Inc. and Bridge Bank, National Association (6)
14.1	Code of Conduct (6)
14.2	Code of Ethics for the CEO and Senior Financial Officials (6)
16.1	Letter from W.T. Uniack & Co., CPA’s P.C., dated September 24, 2010 (2)
21.1	Subsidiaries of the Registrant (3)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

•	Compensation Agreement
*	Filed herewith

(1)	Incorporated herein by reference to the Registrant’s Form 8-K dated June 30, 2010, filed with the SEC on June 30, 2010.

(2)	Incorporated herein by reference to the Registrant’s Form 8-K dated September 24, 2010, filed with the SEC on September 24, 2010.

(3)	Incorporated herein by reference to the Registrant’s Form 8-K dated June 30, 2010, filed with the SEC on July 7, 2010.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on December 7, 2010.

(5)	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2011, filed with the SEC on January 12, 2011.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2011, filed with the SEC on January 21, 2011.