Form 10-Q
period 2011-03-31
Bacterin International Holdings, Inc.
filed 2011-05-12
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 11, 2011:  38,076,859

BACTERIN INTERNATIONAL HOLDINGS, INC.
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

	the future performance and market acceptance of our products;

	our ability to maintain our competitive position;

	negative media publicity;

	our ability to obtain donor cadavers for our products;

	our efforts to innovate and develop new products;

	our ability to engage and retain qualified technical personnel and members of our management team;

	our reliance on our current facilities;

	our ability to generate funds or raise capital to finance our growth;

	our efforts to expand our sales force;

	government regulations;

	fluctuations in our operating results;

	government and third-party coverage and reimbursement for our products;

	our ability to manage our growth;

	our ability to successfully integrate future business combinations or acquisitions;

	product liability claims and other litigation to which we may be subjected;

	product recalls and defects;

	timing and results of clinical trials;

	our ability to obtain and protect our intellectual property and proprietary rights;

	infringement and ownership of intellectual property;

	our ability to attract broker coverage;

	the trading market, market prices, dilution, and dividends of our common stock;

	influence by our management; and

	our ability to issue preferred stock.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed April 11, 2011.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BACTERIN INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$375,413	$327,481
Accounts receivable, net of allowance of $125,603 and $157,269, respectively	4,238,645	3,522,031
Accounts receivable - related party	654,461	613,034
Inventories, net	6,233,091	5,440,638
Prepaid and other current assets	517,311	572,015
	12,018,921	10,475,199

Non-current inventories	1,118,170	1,439,384
Property and equipment, net	3,406,559	3,397,320
Intangible assets, net	417,151	355,639
Note receivable - related party	82,398	82,398
Other assets	17,281	13,675

Total Assets	$17,060,480	$15,763,615

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,439,021	$2,260,237
Accounts payable - related party	789,935	573,036
Accrued liabilities	1,924,909	1,391,540
Warrant derivative liability	1,654,750	9,690,741
Current portion of capital lease obligations	15,817	30,105
Current portion of long-term debt	991,520	234,149
	7,815,952	14,179,808
Long-term Liabilities:
Capital lease obligation, less current portion	16,965	13,185
Long-term debt, less current portion	3,390,434	2,189,866
Total Liabilities	11,223,351	16,382,859

Stockholders' Equity (Deficit)
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 37,677,334 shares issued and outstanding as of March 31, 2011 and 36,994,715 shares issued and outstanding on December 31, 2010	38	37
Additional paid-in capital	37,865,562	36,325,976
Retained deficit	(32,028,471)	(36,945,257)
Total Stockholders’ Equity (Deficit)	5,837,129	(619,244)

Total Liabilities & Stockholders’ Equity (Deficit)	$17,060,480	$15,763,615

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Quarter Ended March 31,
	2011	2010
Revenue
Tissue sales	$5,868,924	$2,704,975
Royalties and other	131,880	31,458
Total Revenue	6,000,804	2,736,433

Cost of tissue sales	987,356	604,622

Gross Profit	5,013,448	2,131,811

Operating Expenses
General and administrative	2,297,375	1,466,138
Sales and marketing	4,264,282	1,442,717
Depreciation	147,159	152,501
Non-cash consulting expense	240,991	93,596
Total Operating Expenses	6,949,807	3,154,952

Loss from Operations	(1,936,359)	(1,023,141)

Other Income (Expense)
Interest expense	(372,433)	(523,417)
Change in warrant derivative liability	7,218,806	(102,395)
Other income	6,772	5,924

Total Other Income (Expense)	6,853,145	(619,888)

Net Loss Before Benefit (Provision) for Income Taxes	4,916,786	(1,643,029)

Benefit (Provision) for Income Taxes
Current	-	-
Deferred	-	-

Net Income (Loss)	$4,916,786	$(1,643,029)

Net income (loss) per share:
Basic	$0.13	$(0.05)
Dilutive	$0.11	NA

Shares used in the computation:
Basic	37,330,665	36,468,563
Dilutive	44,419,879	NA

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Quarter Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$4,916,786	$(1,643,029)
Noncash adjustments:
Depreciation and amortization	291,429	164,578
Non-cash consulting expense/stock option expense	665,199	93,596
Provision for losses on accounts receivable and inventory	118,334	17,117
Increase in debt discount	-	(315,121)
Non-cash interest expense	-	52,404
Change in derivative warrant liability	(7,213,037)	515,227
Changes in operating assets and liabilities:
Accounts receivable	(684,948)	(250,887)
Notes receivable	(41,427)	(156,000)
Inventories	(621,239)	(566,421)
Prepaid and other current assets	51,098	(10,000)
Accounts payable	395,683	(151,255)
Accrued liabilities	533,369	108,120
Net cash used in operating activities	(1,588,753)	(2,141,671)

Investing activities:
Purchases of property and equipment	(156,398)	(40,903)
Notes receivable from stockholder	-	(22,178)
Intangible asset additions	(69,103)	(15,436)
Net cash (used in) investing activities	(225,501)	(78,517)

Financing activities:
Proceeds from the issuance of long-term debt	1,825,000	3,275,000
Payments on long-term debt	(3,740)	(87,980)
Payments on convertible debt	-	(340,000)
Payments on notes payable	-	(386,078)
Payments on capital leases	(10,508)	(25,087)
Proceeds from issuance of stock	-	10,000
Proceeds from exercise of warrants	51,434	-
Net cash provided by financing activities	1,862,186	2,445,855

Net change in cash and cash equivalents	47,932	225,667

Cash and cash equivalents at beginning of period	327,481	54,155
Cash and cash equivalents at end of period	$375,413	$279,822

See notes to unaudited condensed consolidated financial statements.

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

 The Company's customers are worldwide with approximately 98% of sales in the United States for the first quarter of 2011. One customer accounted for approximately 4% and 13% of the Company’s revenue for the first quarter of 2011 and 2010, respectively.  One customer represented 6% of accounts receivable at March 31, 2011 and December 31, 2010.

 Revenue by geographical region is as follows:

	Three months ended March 31,
	2011	2010
United States	$5,894,215	$2,543,639
Rest of World	106,589	192,794
	$6,000,804	$2,736,433

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

 Accounts Receivable and Accounts Receivable – Related Party

 Accounts receivable represents amounts due from customers for which revenue has been recognized. Normal terms on trade accounts receivable are net 30 days and some customers are offered discounts for quick pay.  Accounts receivable – related party include amounts due from West Coast Tissue Service, a supplier of donors to the Company. The Company performs credit evaluations when considered necessary, but generally does not require collateral to extend credit.

 The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for doubtful accounts are charged to expense. The Company does not have any off-balance sheet credit exposure related to its customers.

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

 Revenue Recognition

 Revenue is recognized when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the products or services have been delivered; c) the Company’s fee for providing the products and services is fixed and determinable; and d) collection of the Company’s fee is probable.

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

Net Income (Loss) Per Share

 A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
Net Income (Loss) Per Share:	March 31,
	2011	2010
Net Income (Loss)	$4,916,786	$(1,643,029)
Basic net income (loss) per share	$0.13	$(0.05)
Diluted net income (loss) per share	$0.11	NA
Weighted average common shares outstanding for basic net income (loss) per share	37,330,665	36,468,563
Weighted average common shares outstanding for diluted net income (loss) per share	44,419,879	NA

Dilutive earnings per share are not reported for the period ending March 31, 2010 as their effects of including outstanding stock options and warrants are anti-dilutive.

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

 In the initial closing on June 30, 2010, we sold 4,934,533 shares of our common stock and warrants to purchase 1,233,646 shares of common stock as part of this initial closing. We received gross proceeds of $7,508,329 in consideration for the sale of the shares of common stock and warrants, which consisted of (i) $4,026,000 in net cash from investors in the private placement and (ii) $3,482,329 from note holders in two earlier Bacterin bridge financings (conducted to fund working capital and capital expenditures during the months prior to the Reverse Merger) who converted their outstanding principal and interest into the private placement at a 10% discount to the purchase price, being $1.44 per share, and received identical warrant coverage as the cash investors except that the exercise price of the converting note holders’ warrants is $2.25 per share, a 10% discount to the exercise price of the warrants received by the cash investors. The note holders in the bridge financings also received warrants to purchase 1,482,256 shares of our common stock and our placement agent received warrants to purchase 328,125 shares of our common stock as part of the bridge financings.

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

 Comprehensive Income (Loss)

 Comprehensive loss includes net income or loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company currently does not have any transactions that qualify for accounting and inclusion as other comprehensive income (loss).

 Fair Value of Financial Instruments

 The carrying values of financial instruments, including accounts receivable, notes receivable, accounts payable and other accrued expenses, approximate their fair values.

 (2)           Accounts Receivable – related party

 Accounts receivable – related party consist of the following:

	March 31, 2011	December 31, 2010

West Coast Tissue Service, Inc.	$654,461	$613,034

West Coast Tissue Service, Inc. is a non-profit corporation organized under Section 501C(3) of the Internal Revenue Code.  The Company has contracted with West Coast Tissue Service to acquire its donor tissue for use in the Company’s production.  If the Company were unable to continue to receive donor tissue, it may have a material effect on its financial statements and results of operations.  The notes are non-interest bearing.

 (3)           Inventories

 Inventories consist of the following:

Current inventories	March 31, 2011	December 31, 2010
Raw materials	$920,183	$709,800
Work in process	1,472,428	1,212,468
Finished goods	4,325,363	4,239,972
	6,717,974	6,162,240
Reserve	(484,883)	(721,602)
Current inventories, total	$6,233,091	$5,440,638

Non-current inventories
Work in process	$396,778	$588,295
Finished goods	721,392	851,089
Non-current inventories, total	$1,118,170	$1,439,384

Total inventories	$7,351,261	$6,880,022

(4)           Property and Equipment, Net

 Property and equipment, net are as follows:

	March 31, 2011	December 31, 2010
Buildings	$1,613,628	$1,613,628
Equipment	3,053,038	3,330,156
Computer equipment	263,188	255,170
Computer software	146,192	144,353
Furniture and fixtures	133,327	75,007
Leasehold improvements	1,268,255	902,916
Vehicles	68,306	68,306
Total cost	6,545,934	6,389,536
Less: accumulated depreciation	(3,139,375)	(2,992,216)
	$3,406,559	$3,397,320

Maintenance and repairs expense for the three months ended March 31, 2011 and 2010, was $15,824 and $25,661, respectively.  Depreciation expense related to property, plant and equipment, including property under capital lease for the three months ended March 31, 2011 and 2010 was $147,159 and $152,501, respectively.

 (5)           Intangible Assets

 Bacterin has been issued various patents with regards to processes for its products. Costs to apply for and maintain patents are capitalized as intangible assets.

 The following table sets forth information regarding intangible assets:

Intellectual Property	March 31, 2011	December 31, 2010
Gross carrying value	$524,586	$455,483
Accumulated amortization	$(107,435)	$(99,844)
Net carrying value	$417,151	$355,639

Aggregate amortization expense for the period ended March 31, 2011 and 2010 was $7,591 and $12,077, respectively.

Estimated amortization expense:
Remaining 2011		$21,847
2012		$30,366
2013		$30,366
2014		$30,366
2015		$30,366

(6)           Accrued Liabilities

 Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Credit cards	$7,520	$7,597
Accrued stock compensation	276,820	197,763
Wages payable	315,443	415,386
Accrued commissions	816,782	662,623
Other accrued expenses	508,344	108,171
	$1,924,909	$1,391,540

 (7)           Long-Term Debt

 Effective January 14, 2011, the Company entered into a Loan and Security Agreement with Bridge Bank, National Association (“Bridge Bank”) whereby Bridge Bank agreed to provide a two year revolving credit facility which allows the Company to borrow, subject to borrowing base limitations, up to the lesser of (i) 80% of the Company’s eligible accounts receivable, or (ii) $3 million, increasing to $5 million if the Company achieves two consecutive quarters of profitability of at least $4 million in the aggregate. Amounts advanced will carry interest at the Bridge Bank prime rate plus 2.25% (subject to a minimum prime rate of 4%) and will be secured by the Company’s accounts receivable and other personal property.

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
Revolving credit facility payable to Bridge Bank, interest of Prime plus 2.25%, secured by accounts receivable and personal property	$1,825,000	$-
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,496,260	1,500,000
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	1,250,000	1,250,000
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	1,250,000	1,250,000
	5,821,260	4,000,000

Less: Current portion	(991,520)	(234,149)
Debt discount	(1,439,306)	(1,575,985)
	$3,390,434	$2,189,866

  The following is a summary of maturities due on the debt as of March 31, 2011:

Remainder 2011	$525,550
2012	966,896
2013	2,929,703
2014	47,912
2015	50,868
Thereafter	1,300,331
Total	$5,821,260

(8)           Stock-Based Compensation

 The Company’s Equity Incentive Plan provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors.  The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is currently administered by the compensation committee of our Board of Directors.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.  At March 31, 2011, the Company had approximately 772,007 shares available for issuance under the equity plan.

 Stock compensation expense recognized in the statement of operations for the three months ended March 31, 2011 and 2010 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants.  Key assumptions used to estimate the fair value of stock awards are as follows:

	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award.


Expected Term: The Company does not have adequate history to estimate an expected term of stock-based awards, and accordingly, uses the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term.

	Volatility: The Company estimates expected volatility based on peer-companies as prescribed by ASC 718.

	Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts and was 0% as of March 31, 2011 and 2010.

 Activity under the Company’s stock option plans was as follows:

	Three months ended		Three months ended
	March 31, 2011		March 31, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1,	3,850,743	$1.38	3,353,493	$1.33
Granted	530,250	4.74	72,500	1.60
Exercised	-	-	-	-
Cancelled or expired	(251,250)	3.22	(76,250)	1.47
Outstanding at March 31,	4,129,743	$1.70	3,349,743	$1.33
Exercisable at March 31,	1,522,448	$1.13	1,556,201	$1.13

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

	March 31,	March 31,
	2011	2010
Value of underlying common stock (per share)	$1.60	$1.60
Risk free rate	0.82%	2.20%
Expected term	2.5 years	2.5-5 years
Dividend yield	0%	0%
Volatility	52%	44-61%

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

 The following table summarizes our warrant activities for the period ended March 31, 2011:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2011	7,291,560	$2.08
Issued	-	-
Exercised	(413,978)	1.63
Cancelled or expired	-	-

Outstanding at March 31, 2011	6,877,582	2.11

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

(9)           Commitments and Contingencies

 Operating Leases

 The Company leases office facilities under a non-cancelable operating lease agreement with an expiration date in 2013. The Company has the option to extend the lease for another ten year term and has right of first refusal on any sale.  The Company leases additional office facilities under month-to-month arrangements.  Future minimum payments for the next five years and thereafter as of March 31, 2011, under these leases, are as follows:

2011	$97,808
2012	$145,369
2013	$72,258
Thereafter	$-

 Rent expense was $39,600 and $38,620 for the three months ended March 31, 2011 and 2010, respectively.  Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement.  The Company has no contingent rent agreements.

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

 Acquisition

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

 (10)        Income Taxes

 The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before taxes.  The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of income (loss) before provision for income taxes consist of the following:

	Three months ended
	March 31,
	2011	2010
United States	$4,916,786	$(1,643,029)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% to income tax expense is as follows:

	Three months ended
	March 31,
	2011	2010
Statutory Federal tax rate	$1,720,554	$(575,055)
Valuation allowance	(2,058,172)	676,261
State income taxes, net of Federal benefit	282,466	(113,368)
Nondeductible meals & entertainment expense	55,152	12,162
	$-	$-

  Deferred tax components are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Accrued liability for vacation	$85,734	$85,734
Accrued commission expense	73,684	48,318
Bad debt reserve	36,941	34,275
Inventory reserve	29,647	25,140
Net operating loss carryovers	3,833,439	3,654,421
Non-cash warrant/interest expense	843,321	843,321
Debt issuance expense	1,216,559	846,341
Stock compensation	700,513	661,296
Total deferred tax assets	6,819,838	6,198,846
Valuation allowance	(6,704,404)	(6,057,142)
Net deferred tax assets	115,434	141,704
Deferred tax liabilities:
Depreciation	(152,891)	(179,774)
Amortization	37,457	38,070
Total deferred tax liabilities	(115,434)	(141,704)
Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized.  Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance decreased by $2,058,172 and increased by $676,262 for the three months ended March 31, 2011 and year ended December 31, 2010, respectively.

At March 31, 2011 and December 31, 2010, the Company had total domestic Federal and state net operating loss carryovers of approximately $16,261,062 and $14,581,241, respectively.  Federal net operating loss carryovers expire at various dates between 2027 and 2029, while state net operating loss carryovers expire between 2024 and 2029.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.  The Company does not believe that such an ownership change has occurred in 2011 or 2010.

The 2007 through 2009 tax years remain open to examination by the Internal Revenue Service and the 2005 to 2009 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.  As of March 31, 2011 the federal and state 2010 income tax returns were not filed, however extensions were timely filed.

The Company did not recognize any interest or penalties related to income taxes for the years ended December 31, 2010 and 2009.

(11)         Employee Benefit Plans

 As of January 1, 2011, the Company switched from a SIMPLE IRA to a 401(k) retirement plan.  Qualified employees may defer their salary and the deferrals are matched up to 2%.  The 2% matching will be paid by December 31, 2011 for the year ended December 31, 2011.  Employees who make contributions in 2011 must be employed as of December 31, 2011 to be eligible for the matching contribution.  The plan covers substantially all full-time employees.  Under the terms of the plan, participants may contribute up to the lower of $16,500 of their salary or the statutorily prescribed limit to the plan.  Employees are eligible after six months of employment and may enroll twice a year in January and July.

(12)         Supplemental Disclosure of Cash Flow Information

 Supplemental cash flow information is as follows:

	Three months ended
	March 31,
	2011	2010
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$372,433	$523,417
Income taxes	-	-

(13)         Related Party Transactions

Our Chief Executive Officer serves as a Board member of West Coast Tissue Services and is Chairman of the Board of American Donor Services. In addition, our Vice President – Biologics serves as a Board member of American Donor Services. Both of these entities recover tissues from donors and we reimburse them for recovery fees including labor costs. These relationships benefit the Company, thus insuring we have a pipeline of current and future donors which is necessary for our success. The aggregate amount of all payments made to these entities since January 1, 2008 is $1,136,314 to West Coast Tissue Services and $1,708,633 to American Donor Services. At March 31, 2011 the Company had an accounts receivable-related party from West Coast Tissue Services of $654,461and accounts payable to American Donor Services of $789,935. No compensation is paid to our Chief Executive Officer or VP – Biologics for their services to those entities.

At March 31, 2011, the Company has a note receivable from its Chief Executive Officer of $82,398 which existed prior to the reverse merger transaction in June, 2010, before we became a public corporation. The Company expects to collect the note and accrued interest by June 30, 2011.

 (14)        Subsequent Events

 On May 3, 2011, the Company announced that it has raised $1,874,502 in a private placement transaction under Rule 506 of Regulation D, subject to NYSE Amex approval.  The transaction will result in the issuance of 562,579 shares of the Company’s common stock and warrants to purchase 225,031 shares of the Company’s common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the intended usage and markets for our products and services, the market for our common stock, and our liquidity, results of operations, and ability to meet our anticipated cash requirements.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 11, 2011.

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

The manufacturing and operations of the biologics and device divisions are organized separately while products from both are marketed through several channels including private label arrangements, independent distributors, joint development projects and our direct sales network which we began to implement in the last half of 2009.  To date, we have established 13 regions with a regional vice-president in charge of all activities within the region and have hired and trained 52 sales representatives.  Our customers are located worldwide, with approximately 97% of our first quarter 2011 sales being derived from customers located in the United States.  Our headquarters, laboratory and manufacturing facilities are located in Belgrade, Montana.

Revenue Model

We generate revenue from a variety of sources, including the following: license fees and royalties from collaborative product development efforts with medical device manufacturers; sales from products developed and manufactured by us under our own label; products manufactured by us under private labels for other device distributing companies; and contract revenue from analytical testing and development services provided to medical device manufacturer clients, which tailor our coating process to the client’s specific product/medical application.  In order for us to recognize revenue from these sources, the following criteria generally must be met:

	we have entered into a legally binding agreement with the customer for the product or services;
	the products or services have been delivered by us;
	our fee for providing the products or services is fixed and determinable; and
	our fee is actually collectible.

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

Revenue

Total revenue for the three months ended March 31, 2011 increased 119% to $6,000,804 compared to $2,736,433 in the comparable prior year period. The increase of $3,264,371 was largely the result of our products’ continuing penetration into the market due in part to the benefits our products provide to both the patient and the medical care provider, combined with the continued expansion of our direct sales force which moved from a distributor based model in the second half of 2009.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 63% or $382,734 to $987,356 for the first quarter of 2011 from $604,622 for the first quarter of 2010. The increase was the result of increased costs associated with our higher sales. As a percentage of revenues, our gross profit percentage increased from 78% to 84% due to improved manufacturing efficiencies associated with a higher utilization of our manufacturing capacity.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 120%, or $3,794,855, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 57%, or $831,237, to $2,297,375, for the three months ended March 31, 2011 compared to the same period of 2010. The increase is largely associated with increased personnel costs as well as legal and professional fees incurred between the two periods.

Sales and Marketing

Sales and marketing expenses include sales expenses, cash based and stock option compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Selling and marketing expenses increased 196%, or $2,821,565, to $4,264,282 for the three months ended March 31, 2011 from $1,442,717 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 71% in the first quarter of 2011 from 53% in the same period of the prior year.  The increases were primarily the result of increased commissions and travel costs associated with the larger sales force as well as a substantial increase in marketing and advertising activities in 2011 as part of our continued conversion to a direct sales force model from a distributor based model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained relatively unchanged, decreasing slightly to $147,159 for the three months ended March 31, 2011 from $152,501 in the comparable prior year period.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Stock options/restricted stock compensation expense increased $147,395 to $240,991 for the first quarter of 2011 from $93,596 in the first quarter of 2010. As a percentage of revenues, restricted stock expense for the three months ended March 31, 2011 was 4%, compared to 3% in the comparable prior year period.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the three months ended March 31, 2011 decreased 29%, to $372,433, as compared to the three months ended March 31, 2010. The decrease was the result of refinancing that occurred in the second half of 2010 with preferable interest rates. In addition, the Company incurred debt discount expenses associated with its financing transactions in the first quarter of 2010.

For the first quarter of 2011, the Company recorded a non-cash income of $7,218,806 associated with the issuance of warrants as part of its convertible debt financing.  The income in 2011 is primarily due to the decrease in the Company's stock price from December 31, 2010 to the closing price on March 31, 2011.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt, and other debt transactions. On June 30 and July 30, 2010, we raised approximately $9,272,000 through a private placement of equity securities and conversion of a portion of a bridge loan financing. In addition, during November 2010, we finalized a debt transaction with WTI which resulted in gross proceeds to the Company of $2,500,000. At March 31, 2011, we had approximately $4,614,000 of cash and cash equivalents and accounts receivables. In addition, we have access to credit lines secured by certain of our accounts receivable balances through a credit facility for up to $5 million with Bridge Bank which closed in January 2011. At March 31, 2011, the Company has drawn down $1,825,000 on its credit facility.

Net cash used in operating activities for the first quarter of 2011 was $1,588,753. This was primarily related to cash used to fund our operations as well as an increase of accounts receivable of $684,948 and an increase in our inventory balance of approximately $621,239. For the first quarter of 2010, net cash used in operating activities was $2,141,671 due primarily to a net loss of $1,643,029 for the period in addition to negative changes to working capital.

Net cash provided by financing activities was $1,862,185 and $2,445,855 for the first quarter of 2011 and 2010, respectively. The net cash provided from financing activities during 2011 was primarily the result of the draw down of approximately $1,825,000 proceeds from the revolving credit facility entered into in early 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our March 31, 2011 cash on hand and accounts receivable balance of $4,238,645, as well as proceeds from our recent private placement, additional credit lines available through our accounts receivable credit facility with Bridge Bank and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through June 30, 2012. We incurred approximately $9 million in sales and marketing expenses in 2010 and expect to incur $20 million in 2011. The increased sales and marketing expenses are anticipated to be funded from operating cash flow. The incurrence of these additional expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

In addition, we currently anticipate that we will need to spend between $4 and $5 million over the next 5 years in order to increase, expand or update our existing facilities to meet our expected growth over that period.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of March 31, 2011.  Based upon that evaluation, we concluded that as of March 31, 2011, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of March 31, 2011.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of March 31,2011 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of March 31,2011 as detailed below:

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

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings

In November 2009, we were served a complaint in connection with the following court action filed in Utah state court:  Yanaki and Activatek v. Cook and Bacterin International, Inc., case number 090912772.  This action involves the plaintiff’s attempt to sell shares of our common stock to a third party in a private sale and claims, as its primary allegation, tortuous interference with the sales contract. Plaintiff seeks $300,000, 358,904 shares of our common stock, attorneys fees and costs.  Discovery is proceeding and a mediation has been scheduled for May 2011.

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

On February 18, 2011 the Company received pleadings in litigation commenced in Federal District Court in New Jersey by Musculoskeletal Transplant Foundation against the Company, Lori Kmet and Carey Bauer.  Plaintiff alleges that Ms. Kmet and Ms. Bauer, former employees of Plaintiff, violated certain non-compete, non-solicit and nondisclosure commitments when they joined the Company’s sales force.  The Company is alleged to have interfered with these commitments in engaging these employees.  The parties arrived at an amicable settlement in April 2011 that allows Ms. Bauer and Ms. Kmet to continue their work with the Company.

Item 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company raised $1,874,502 in a private placement transaction under Rule 506 of Regulation D, which resulted in the issuance of 562,579 shares of the Company’s common stock and warrants to purchase 225,031 shares of the Company’s common stock.  The transaction was funded in two tranches and priced at market value on the date each tranche was submitted to NYSE Amex for approval.  The warrants have a market value exercise price and are exercisable over the next five years, subject to a six month holding period.  The Company plans to use the proceeds from the private placement for working capital and to increase production capacity.  Middlebury Securities LLC received $20,000 in connection with the participation of certain investors

Item 3.   Defaults Upon Senior Securities

None

Item 4    (Removed and Reserved)

Item 5.   Other Information

None

Item 6.   Exhibits

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Form 8-K filed June 30, 2010, incorporated by reference herein)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed January 12, 2011, incorporated by reference herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: May 12, 2011	By:	/s/ Guy Cook
Name: Guy Cook
Title: President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ John P, Gandolfo
Name: John P, Gandolfo
Title: Chief Financial Officer