Form 10-Q
period 2011-06-30
Bacterin International Holdings, Inc.
filed 2011-08-15
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
Yes ☐ No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 9, 2011: 39,645,561

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BACTERIN INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,402,407	$327,481
Accounts receivable, net of allowance of $79,684 and $157,269, respectively	5,493,186	3,522,031
Accounts receivable - related party	666,173	613,034
Inventories, net	6,424,773	5,440,638
Prepaid and other current assets	480,249	572,015
	14,466,788	10,475,199

Non-current inventories	1,188,495	1,439,384
Property and equipment, net	3,394,241	3,397,320
Intangible assets, net	445,892	355,639
Note receivable - related party	82,398	82,398
Other assets	176,924	13,675

Total Assets	$19,754,738	$15,763,615

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,479,491	$2,260,237
Accounts payable - related party	-	573,036
Accrued liabilities	1,580,852	1,391,540
Warrant derivative liability	1,495,802	9,690,741
Current portion of capital lease obligations	22,779	30,105
Current portion of long-term debt	907,112	234,149
	6,486,036	14,179,808
Long-term Liabilities:
Capital lease obligation, less current portion	23,430	13,185
Long-term debt, less current portion	4,278,442	2,189,866
Total Liabilities	10,787,908	16,382,859

Stockholders' Equity
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and Outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 38,858,894 shares issued and outstanding as of June 30, 2011 and 36,994,715 shares issued and outstanding on December 31, 2010	38	37
Additional paid-in capital	41,400,500	36,325,976
Retained deficit	(32,433,708)	(36,945,257)
Total Stockholders’ Equity	8,966,830	(619,244)

Total Liabilities & Stockholders’ Equity	$19,754,738	$15,763,615

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Tissue sales	$7,370,048	$3,185,772	13,238,972	$5,890,747
Royalties and other	138,427	15,328	270,307	46,786
Total Revenue	7,508,475	3,201,100	13,509,279	5,937,533

Cost of tissue sales	1,742,144	519,082	2,729,443	1,123,704

Gross Profit	5,766,331	2,682,018	10,779,836	4,813,829

Operating Expenses
General and administrative	1,410,679	1,940,807	3,708,054	3,406,945
Sales and marketing	4,331,145	1,683,853	8,595,426	3,126,570
Depreciation	157,019	151,661	304,177	304,162
Non-cash consulting expense	147,485	182,833	388,475	276,429
Total Operating Expenses	6,046,328	3,959,154	12,996,132	7,114,106

Loss from Operations	(279,997)	(1,277,136)	(2,216,296)	(2,300,277)

Other Income (Expense)
Interest expense	(132,879)	(782,116)	(498,540)	(1,305,533)
Change in warrant derivative liability	7,579	7,719	7,226,385	(94,676)
Other income	-	531	-	6,455

Total Other Income (Expense)	(125,300)	(773,866)	6,727,845	(1,393,754)

Net Loss Before Benefit (Provision) for Income Taxes	(405,297)	(2,051,002)	4,511,549	(3,694,031)

Benefit (Provision) for Income Taxes
Current	-	-	-	-
Deferred	-	-	-	-

Net Income (Loss)	$(405,297)	$(2,051,002)	4,511,549	$(3,694,031)

Net income (loss) per share:
Basic	$(0.01)	$(0.07)	0.12	$(0.13)
Dilutive	(0.01)	(0.07)	0.10	(0.13)

Shares used in the computation:
Basic	38,216,956	28,318,508	37,776,259	28,274,935
Dilutive	38,216,956	28,318,508	43,572,293	28,274,935

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$4,511,549	$(3,694,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	590,058	328,464
Non-cash consulting expense/stock option expense	671,004	356,427
Provision for losses on accounts receivable and inventory	72,415	51,902
Non-cash interest expense	-	586,534
Change in derivative warrant liability	(7,226,385)	94,676
Changes in operating assets and liabilities:
Accounts receivable	(1,893,570)	(675,099)
Accounts receivable - related party	(53,139)	(206,063)
Inventories	(883,246)	(916,633)
Prepaid and other current assets	(71,483)	(271,082)
Accounts payable	(353,782)	118,282
Accrued liabilities	189,312	208,160
Net cash used in operating activities	(4,447,267)	(4,018,463)

Investing activities:
Purchases of property and equipment	(269,413)	(40,903)
Notes receivable from stockholder	-	(82,255)
Intangible asset additions	(108,122)	(22,675)
Net cash used in investing activities	(377,535)	(145,833)

Financing activities:
Proceeds from the issuance of long-term debt	2,579,688	-
Proceeds from the issuance of convertible notes	-	4,700,000
Payments on long-term debt	(86,157)	(204,272)
Payments on convertible debt	-	(340,000)
Payments on notes payable	-	(234,347)
Payments on capital leases	(28,769)	(50,349)
Payments on related party notes	-	(23,402)
Proceeds from issuance of stock	3,027,504	3,522,348
Proceeds from exercise of options	73,700	-
Proceeds from exercise of warrants	333,762	-
Purchase of treasury stock	-	(132,507)
Net cash provided by financing activities	5,899,728	7,237,471

Net change in cash and cash equivalents	1,074,926	3,073,175

Cash and cash equivalents at beginning of period	327,481	54,155
Cash and cash equivalents at end of period	$1,402,407	$3,127,330

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

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

The accompanying interim condensed consolidated financial statements of Bacterin for the six months ended June 30, 2011 and 2010 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America.  They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.  Interim results are not necessarily indicative of results, which may be achieved in the future for the full year ending December 31, 2011.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Bacterin’s Annual Report on Form 10-K for the year ended December 31, 2010.  The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

The Company's customers are worldwide with approximately 99% of sales in the United States for the first half of 2011. One customer accounted for approximately 17% and 7% of the Company’s revenue for the first half of 2011 and 2010, respectively.  One customer represented 23% and 6% of accounts receivable at June 30, 2011 and December 31, 2010, respectively.

Revenue by geographical region is as follows:

	Six months ended June 30,
	2011	2010
United States	$13,324,515	$5,714,010
Rest of World	184,764	223,523
	$13,509,279	$5,937,533

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

Revenue Recognition

Revenue is recognized when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the products or services have been delivered; c) the Company’s fee for providing the products and services is fixed or determinable; and d) collection of the Company’s fee is probable.

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

The Company records a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits. The Company records interest and penalties related to tax positions with uncertainty in income tax expense.  The Company had no such interest or penalties for the six months ended June 30, 2010 and June 30, 2011.

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

Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
Net Income (Loss) Per Share:	June 30,
	2011	2010
Net Income (Loss)	$(405,297)	$(2,051,002)
Basic net income (loss) per share	$(0.01)	$(0.07)
Diluted net income (loss) per share	NA	NA
Weighted average common shares outstanding for basic net income (loss) per share	38,216,956	28,318,508
Weighted average common shares outstanding for diluted net income (loss) per share	NA	NA

	Six Months Ended
Net Income (Loss) Per Share:	June 30,
	2011	2010
Net Income (Loss)	$4,511,549	$(3,694,031)
Basic net income (loss) per share	$0.12	$(0.13)
Diluted net income (loss) per share	$0.10	NA
Weighted average common shares outstanding for basic net income (loss) per share	37,776,259	28,274,935
Weighted average common shares outstanding for diluted net income (loss) per share	43,572,293	NA

Dilutive earnings per share are not reported for the three and six month periods ending June 30, 2010 and the three month period ending June 30, 2011 as their effects of including outstanding stock options and warrants are anti-dilutive.

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

On November 19, 2010, the Company entered into financing arrangement with two subsidiaries of Western Technology Investment (“WTI”), whereby WTI, through its subsidiaries, agreed to provide a credit facility which allowed the Company to draw down $2.5 million initially.  In addition, upon the mutual agreement of Bacterin and WTI, WTI has agreed to an additional commitment through December 31, 2011 of up to 25% of the next new round of equity financing or up to $3.0 million.  The credit facility is secured by the Company’s personal property and carries an all-in interest rate of 12.5%.  Repayment of the initial $2.5 million will be interest only for the first six months, with principal and interest for the subsequent 30 months.  The WTI facility also allows the Company to obtain separate accounts receivable financing.  In connection with the financing, WTI also received warrants to purchase up to 375,000 shares of the Company’s common stock.  The warrants have an exercise price of the lower of $4.00 per share or the price at which shares of the Company’s stock are sold in the next qualified financing, if applicable prior to the date of exercise.  The WTI warrants expire on April 30, 2018.  WTI also has the right to receive additional warrants to purchase 125,000 shares of the Company’s common stock at the same exercise price if the Company draws down the second $2.5 million tranche of the facility. In January 2011, Middlebury Securities LLC also received warrants to purchase 25,000 shares of our common stock for placement agent service in connection with the WTI transaction.

The Company also issued warrants to purchase a total of 489,710 shares of the Company’s common stock to a limited group of existing investors who exercised existing warrants.  The new warrants have an exercise price of $4.00 per share and expire November 15, 2015.  The Company received a total of $1,172,696 from the cash payments of the exercise price of the existing warrants.

In the second quarter of 2011, the Company raised $3,027,504 in a private placement transaction under Rule 506 of Regulation D.  The transaction resulted in the issuance of 939,377 shares of the Company’s common stock and warrants to purchase 375,747 shares of the Company’s common stock.

On May 27, 2011, the Company entered into an equity purchase agreement with an asset management firm.  Under the terms of the agreement, the Company received an initial investment of $1 million as part of the Company’s private placement described above, through the sale of shares of its common stock to the asset management firm at $3.06 per share, a price per share equal to the closing price on May 26th, 2011, together with warrants to purchase an additional 130,719 shares at the same price per share.

In addition, the asset management firm has committed to invest, up to an additional $30 million through the purchase of shares of the Company's common stock from time to time.  The transactions will be at the Company's sole option with no additional warrants granted.

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

 Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, notes receivable, accounts payable, other accrued expenses and long-term debt, approximate their fair values.

The Company follows a framework for measuring fair value.  The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following tables set forth by level, within the fair value hierarchy, the Company's assets and liabilities as of June 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of June 30, 2011	As of December 31, 2010
Level 1	-	-
Level 2	-	-
Level 3	$1,495,802	$9,690,741

The valuation technique used to measure fair value of the warrant liability is based on a lattice model and significant assumptions and inputs determined by the Company.

During the three and six months ended June 30, 2011, the Company did not change any valuation techniques used to measure financial assets and liabilities at fair value.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ending June 30, 2011:

Balance at January 1, 2011	$9,690,741
Change in liability	8,194,939
Balance at June 30, 2011	$1,495,802

 (2)           Inventories

 Inventories consist of the following:

Current inventories	June 30, 2011	December 31, 2010
Raw materials	$966,000	$709,800
Work in process	2,316,630	1,212,468
Finished goods	3,627,026	4,239,972
	6,909,656	6,162,240
Reserve	(484,883)	(721,602)
Current inventories, total	$6,424,773	$5,440,638

Non-current inventories
Work in process	$-	$588,295
Finished goods	1,188,495	851,089
Non-current inventories, total	$1,188,495	$1,439,384

Total inventories	$7,613,268	$6,880,022

(3)            Property and Equipment, Net

 Property and equipment, net are as follows:

	June 30, 2011	December 31, 2010
Buildings	$1,613,628	$1,613,628
Equipment	3,145,430	3,330,156
Computer equipment	276,260	255,170
Computer software	149,186	144,353
Furniture and fixtures	165,018	75,007
Leasehold improvements	1,272,806	902,916
Vehicles	68,306	68,306
Total cost	6,690,634	6,389,536
Less: accumulated depreciation	(3,296,393)	(2,992,216)
	$3,394,241	$3,397,320

Depreciation expense related to property, plant and equipment, including property under capital lease for the six months ended June 30, 2011 and 2010 was $304,177 and $304,162, respectively.

 (4)           Intangible Assets

Bacterin has been issued various patents with regards to processes for its products. Costs to apply for and maintain patents are capitalized as intangible assets.

The following table sets forth information regarding intangible assets:

Intellectual Property	June 30, 2011	December 31, 2010
Gross carrying value	$563,605	$455,483
Accumulated amortization	$(117,713)	$(99,844)
Net carrying value	$445,892	$355,639

Aggregate amortization expense for the period ended June 30, 2011 and 2010 was $17,869 and $24,302, respectively.

Estimated amortization expense:
Remaining 2011		$17,869
2012		$35,738
2013		$35,738
2014		$35,738
2015		$35,738
Thereafter		$285,071

(5)            Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
Credit cards	$-	$7,597
Accrued stock compensation	424,305	197,763
Wages payable	202,402	415,386
Accrued commissions	732,768	662,623
Other accrued expenses	221,377	108,171
	$1,580,852	$1,391,540

 (6)           Long-Term Debt

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

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Revolving credit facility payable to Bridge Bank, interest of Prime plus 2.25%, secured by accounts receivable and personal property	$2,575,000	$-
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,485,850	1,500,000
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	1,216,339	1,250,000
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	1,216,339	1,250,000
	6,493,528	4,000,000

Less: Current portion	(907,112)	(234,149)
Debt discount	(1,307,974)	(1,575,985)
	$4,278,442	$2,189,866

  The following is a summary of maturities due on the debt as of June 30, 2011:

Remainder 2011	$440,143
2012	964,126
2013	3,713,939
2014	49,210
2015	52,245
Thereafter	1,273,867
Total	$6,493,530

(7)            Stock-Based Compensation

The Company’s Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors.  The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is currently administered by the compensation committee of our Board of Directors.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.  At June 30, 2011, the Company had approximately 89,607 shares available for issuance under the equity plan. Subsequent to June 30, 2011, the shareholders approved an increase of 3,000,000 available shares under the Plan.

Stock compensation expense recognized in the statement of operations for the three months ended June 30, 2011 and 2010 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants.  Key assumptions used to estimate the fair value of stock awards are as follows:

•
Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. The Company used a rate of 2.5% as of June 30, 2011.

•
Expected Term: The Company does not have adequate history to estimate an expected term of stock-based awards, and accordingly, uses the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. The Company used an expected term of 6.3 years as of June 30, 2011.

•	Volatility: The Company estimates expected volatility based on peer-companies as prescribed by ASC 718. The Company used a volatility rate of 46% as of June 30, 2011.

•	Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts and was 0% as of June 30, 2011 and 2010.

 Activity under the Company’s stock option plans was as follows:

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at Jan. 1,	3,850,743	$1.38	$0.83	3,353,493	$1.33	$0.61
Granted	757,250	4.10	1.91	1,082,880	1.67	0.77
Exercised	(55,000)	1.34	0.49	-	-	-
Cancelled or expired	(498,000)	3.27	1.75	(464,400)	1.56	0.69
Outstanding at June 30,	4,054,493	$1.99	$0.83	3,971,973	$1.44	$0.53
Exercisable at June 30,	1,508,243	$1.75	$0.57	1,448,352	$1.17	$0.53

	Shares	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2011	2,330,750	0.71
Granted	757,250	1.91
Vested	(307,000)	0.65
Cancelled or Expired	(234,750)	3.27
Unvested at June 30, 2011	2,546,250	0.74

The total intrinsic value of options exercised in the first half of 2011 was $93,600. The aggregate intrinsic value of options outstanding as of June 30, 2011 is $6,040,385. The aggregate intrinsic value of exercisable options as of June 30, 2011 is $4,006,465. As of June 30, 2011, the total compensation related to nonvested awards not yet recognized is $2,033,920 and is expected to be recognized over 3.7 years.

From time to time the Company may grant stock options to consultants.  The Company accounts for consultant stock options in accordance with ASC 505-50.  Compensation expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

 (8)           Warrants

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

In November 2010, the Company issued warrants to purchase 375,000 shares of common stock to WTI in connection with a financing transaction. The warrants have an exercise price of the lower of $4.00 per share or the price at which shares of the Company’s stock are sold in the next qualified financing, if applicable, prior to the date of exercise. As a result of the second quarter of 2011 private placement, WTI received an additional 133,474 warrants resulting in a total of 508,474 warrants owned by WTI and the strike price was reduced to $2.95.  The warrants expire on April 30, 2018. WTI also has the right to receive additional warrants to purchase 125,000 shares of the Company’s common stock at the same exercise price if the Company draws down the second $2.5 million tranche of the facility.

The Company also issued warrants to purchase 489,710 shares of the Company’s common stock to a limited group of investors at an exercise price of $4.00 per share in exchange for those investors exercising their existing 489,710 warrants at exercise price ranging from $2.16 to $2.50 per share.

Associated with the second quarter of 2011 private placement of common stock, 375,747 warrants with exercise prices ranging from $2.95 to $3.52 were issued to the participants. Warrants issued with common stock under this private placement were recorded as additional paid in capital at their estimated fair market value of $312,285 during the second quarter of 2011.

The estimated fair value was derived using the Black Scholes model with the following assumptions:

Value of underlying common stock (per share)	$2.84
Risk free interest rate	1.76%
Expected term	2.5 years
Dividend yield	0%
Volatility	52%

The following table summarizes our warrant activities for the period ended June 30, 2011:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2011	7,291,560	$2.08
Issued	375,747	3.22
Exercised	(581,808)	1.75
Cancelled or expired	-	-

Outstanding at June 30, 2011	7,085,499	2.17

The Company utilizes a lattice model to determine the fair market value of the warrants.  The 1,570,565 warrants issued in connection with the bridge financings and the 375,000 warrants issued in connection with the WTI financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. The Company recorded an unrealized gain of $7,579 and $7,226,385 resulting from the change in the fair value of the warrant derivative liability for the three and six month periods ended June 30, 2011, respectively. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of the Company’s common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

Activity for the warrants included in the derivative liability is as follows:

Balance at January 1, 2011	$1,595,473
Derivative warrants issued	$133,474
Derivative warrants exercised	$(222,940)
Balance at June 30, 2011	$1,506,007

(9)            Commitments and Contingencies

 Operating Leases

 The Company leases two office facilities under non-cancelable operating lease agreements with expiration dates in 2013. For one facility, the Company has the option to extend the lease for another ten year term and has right of first refusal on any sale.  The Company leases additional office facilities under month-to-month arrangements.  Future minimum payments for the next five years and thereafter as of June 30, 2011, under these leases, are as follows:

Remainder 2011	$69,000
2012	$174,700
2013	$103,000
Thereafter	$-
 Rent expense was $85,053 and $71,492 for the six months ended June 30, 2011 and 2010, respectively.  Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement.  The Company has no contingent rent agreements.

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

 (10)         Income Taxes

In evaluating the realizability of the net deferred tax assets, the Company takes into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that the Company will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if the Company will become profitable, a valuation allowance was provided against the entire deferred income tax asset balance.

The 2007 through 2009 tax years remain open to examination by the Internal Revenue Service and the 2005 to 2009 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.  As of June 30, 2011 the federal and state 2010 income tax returns were not filed, however extensions were timely filed.

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

(12)          Supplemental Disclosure of Cash Flow Information

 Supplemental cash flow information is as follows:

	Six months ended
	June 30,
	2011	2010
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$361,861	$274,611
Income taxes	-	-
Non-cash investing and financing activities:
Conversion of accounts payable into common stock	$600,000	-
Decrease in warrant derivative liability due to warrant exercises	$958,554	-
Conversion of convertible notes payable into common stock	-	$3,482,324
Conversion of note payable into common stock	-	$52,404

(13)          Related Party Transactions

Our Chief Executive Officer serves as a Board member of West Coast Tissue Services and is Chairman of the Board of American Donor Services. In addition, our Vice President – Biologics and one of our directors, Mitchell Godfrey, also serve as Board members of American Donor Services. Both of these entities recover tissues from donors and we reimburse them for recovery fees including labor costs. These relationships benefit the Company, thus insuring we have a pipeline of current and future donors which is necessary for our success. The aggregate amount of all payments made to these entities since January 1, 2008 is $1,327,876 to West Coast Tissue Services and $1,887,329 to American Donor Services. At June 30, 2011 the Company had an accounts receivable-related party from West Coast Tissue Services of $666,173.  Accounts payable to American Donor Services of $600,000 as of May 2, 2011 was converted to 170,454 shares of common stock.  As of June 30, 2011, the Company had an accounts payable of $300,034 to American Donor Services. No compensation is paid to our Chief Executive Officer, our VP – Biologics or our director for their services to those entities.

At June 30, 2011, the Company has a note receivable from its Chief Executive Officer of $82,398 which existed prior to the reverse merger transaction in June 2010, before we became a public corporation. The Company expects to collect the note and accrued interest by September 30, 2011.

 (14)         Subsequent Events

On July 11, 2011, the Company signed an Asset Purchase Agreement (“Agreement”) with Robinson MedSurg, LLC (“Seller”), a company engaged in the manufacture, distribution and sale of implantable medical devices for maxillofacial, craniofacial and orthopedic uses. Under the terms of the Agreement, the Company purchased certain assets from Seller, as described in the Agreement, for $1 million in common stock of the Company. In addition, the Company agreed to pay Seller an additional $500,000 in common stock when gross revenue from the sale of products resulting from the purchased assets (“Products”) equals or exceeds $1 million, and an additional $500,000 in common stock when gross revenue from the sale of Products equals or exceeds $2 million, provided that such gross revenue thresholds are achieved within 2 years. The Company also engaged the sole member of Seller as a consultant. The Company will account for this business combination under the acquisition method in accordance with ASC 805, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

On July 29, 2011, the Company entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allows the Company to borrow $7 million initially, and gives the Company the ability to borrow up to an additional $8 million through December 31, 2011 in connection with a permitted  acquisition. The credit facility is secured by substantially all of the Company’s assets and carries an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3%. Repayment will be interest only for the first nine months, with principal and interest for the subsequent 33 months.

In connection with the MidCap financing described above, MidCap and SVB received warrants to purchase shares of the Company’s common stock equal to 7% of the amount drawn on the credit facility divided by the exercise price of $2.55 per share. The warrants have a seven year term. MidCap and SVB also have the right to receive additional warrants if additional amounts are drawn under the facility.

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

Before the Reverse Merger, our corporate name was K-Kitz, Inc., and our trading symbol was KKTZ.OB. On June 29, 2010, we changed our corporate name to “Bacterin International Holdings, Inc.” which name change became effective for trading purposes on July 1, 2010. Effective July 21, 2010, our trading symbol was changed from KKTZ.OB to BIHI.OB, which was subsequently changed to BONE when it began trading on the NYSE on March 7, 2011.

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

Results of Operations
Comparison of Three Months Ended June 30, 2011 and 2010

Revenue

Total revenue for the three months ended June 30, 2011 increased 135% to $7,508,475 compared to $3,201,100 in the comparable prior year period. The increase of $4,307,375 was largely the result of our products’ continuing penetration into the market due in part to the benefits our products provide to both the patient and the medical care provider, combined with the continued expansion of our direct sales force which moved from a distributor based model in the second half of 2009.  In addition, as part of its ongoing strategy, the Company entered into an agreement for the sale to a US based distributor of biologics products to be sold in international countries.

Cost of tissue sales

Cost of tissue sales consist primarily of tissue and device manufacturing costs.  Cost of tissue sales increased by 236% or $1,223,062 to $1,742,144 for the second quarter of 2011 from $519,082 for the second quarter of 2010. The increase was the result of increased costs associated with our higher sales. As a percentage of revenues, our gross profit percentage decreased to 77% from 84%, primarily due to lower margins resulting from discounts associated with the sale of biologic products to a US based distributor who will sell the Company’s products in international countries.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 53%, or $2,087,174, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 27%, or $530,128, to $1,410,679, for the three months ended June 30, 2011 compared to the same period of 2010. The decrease is largely due a decrease in legal fees resulting from higher expenses in 2010 leading up to the reverse merger as well as a decrease in stock option expense.

Sales and Marketing

Sales and marketing expenses include sales expenses, cash based and stock option compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Selling and marketing expenses increased 157%, or $2,647,292, to $4,331,145 for the three months ended June 30, 2011 from $1,683,853 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 58% in the second quarter of 2011 from 53% in the same period of the prior year.  The increases were primarily the result of increased commissions and travel costs associated with the larger sales force as well as a substantial increase in marketing and advertising activities in 2011 as part of our continued conversion to a direct sales force model from a distributor based model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained relatively unchanged, increasing slightly to $157,019 for the three months ended June 30, 2011 from $151,661 in the comparable prior year period.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $35,348 to $147,485 for the second quarter of 2011 from $182,833 for the second quarter of 2010. As a percentage of revenues, non-cash consulting expense for the three months ended June 30, 2011 was 2%, compared to 6% in the comparable prior year period.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the three months ended June 30, 2011 decreased 83%, to $132,879, as compared to the three months ended June 30, 2010. The decrease was the result of interest being incurred on convertible notes in the first half of 2010.  Those notes were converted to common stock as of June 30, 2010 and therefore discontinued earning interest.

For the second quarter of 2011, the Company recorded an unrealized gain of $7,579 associated with the change in the fair value of its warrant derivative liability.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenue

Total revenue for the six months ended June 30, 2011 increased 128% to $13,509,279 compared to $5,937,533 in the comparable prior year period. The increase of $7,571,746 was largely the result of our products’ continuing penetration into the market due in part to the benefits our products provide to both the patient and the medical care provider, combined with the continued expansion of our direct sales force which moved from a distributor based model in the second half of 2009.

Cost of tissue sales

Cost of tissue sales consist primarily of tissue and device manufacturing costs.  Cost of tissue sales increased by 143% or $1,605,739 to $2,729,443 for the first half of 2011 from $1,123,704 for the first half of 2010. The increase was the result of increased costs associated with our higher sales. As a percentage of revenues, our gross profit percentage decreased slightly to 80% from 81%.  The margin growth due to increased manufacturing efficiencies was offset by lower margins on a significant stocking order to a US based distributor of biologics products to international countries.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 83%, or $5,882,026, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 9%, or $301,109, to $3,708,054, for the six months ended June 30, 2011 compared to the same period of 2010. The increase is largely associated with increased personnel costs which was partially offset by lower legal and stock option expense in 2011.

Sales and Marketing

Sales and marketing expenses include sales expenses, cash based and stock option compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Selling and marketing expenses increased 175%, or $5,468,856, to $8,595,426 for the six months ended June 30, 2011 from $3,126,570 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 64% in the first half of 2011 from 53% in the same period of the prior year.  The increases were primarily the result of increased commissions and travel costs associated with the larger sales force as well as a substantial increase in marketing and advertising activities in 2011 as part of our continued conversion to a direct sales force model from a distributor based model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained relatively unchanged at $304,177 for the six months ended June 30, 2011 from $304,162 in the comparable prior year period.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense increased $112,046 to $388,475 for the first half of 2011 from $276,429 in the first half of 2010.  As a percentage of revenues, restricted stock expense for the six months ended June 30, 2011 was 3%, compared to 5% in the comparable prior year period.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the six months ended June 30, 2011 decreased 62%, to $498,540, as compared to the six months ended June 30, 2010. The decrease was the result of interest being incurred on convertible notes in the first half of 2010.  Those notes were converted to warrants as of June 30, 2010 and therefore discontinued earning interest.

For the first half of 2011, the Company recorded an unrealized gain of $7,226,385 associated with the change in fair value of its warrant derivative liability.  The unrealized gain in 2011 is primarily due to the decrease in the Company's stock price from December 31, 2010 to the closing price on June 30, 2011.

Liquidity and Capital Resources

At June 30, 2011, we had approximately $6,895,593 of cash and cash equivalents and accounts receivables. In addition, subsequent to June 30, 2011, we have secured access to a $15 million credit facility which enabled the Company to borrow $7 million initially, and gives the Company the ability to borrow up to an additional $8 million through December 31, 2011 in connection with a permitted acquisition. In connection with the transaction, the Company repaid its outstanding loans and accrued interest to Bridge Bank and WTI resulting in net proceeds of approximately $1.4 million to the Company.

Net cash used in operating activities for the first half of 2011 was $4,447,267. This was primarily related to cash used to fund our operations as well as an increase of accounts receivable of $1,893,570 and an increase in our inventory balance of approximately $883,246 in the first six months of 2011. For the first half of 2010, net cash used in operating activities was $4,018,463 due primarily to a net loss of $3,694,031 for the period in addition to negative changes to working capital.

Net cash provided by financing activities was $5,899,728 and $7,237,471 for the first six months of 2011 and 2010, respectively. The net cash provided from financing activities during 2011 was primarily the result of $3,027,504 in a private placement as well as the draw down of approximately $2,579,688 proceeds from the revolving credit facility entered into in early 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our June 30, 2011 cash on hand and accounts receivable balance of $6,898,616, as well as our recently secured additional credit lines and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through June 30, 2012. We incurred approximately $9 million in sales and marketing expenses in 2010 and expect to incur $20 million in 2011. The increased sales and marketing expenses are anticipated to be funded from operating cash flow. The incurrence of these additional expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of June 30, 2011.  Based upon that evaluation, we concluded that as of June 30, 2011, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of June 30, 2011.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of June 30,2011 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of June 30, 2011 as detailed below:

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

Our efforts to remediate the weakness include the following:

-The Company has recently purchased an integrated accounting operating and inventory system.  Currently, the Company expects to implement the system during the fourth quarter of 2011.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company raised $3,027,504 in a private placement transaction under Rule 506 of Regulation D, which resulted in the issuance of 939,377 shares of the Company’s common stock and warrants to purchase 375,747 shares of the Company’s common stock.  The transaction was funded in three tranches and priced at market value on the date each tranche was submitted to NYSE Amex for approval.  The warrants have a market value exercise price and are exercisable over the next five years, subject to a six month holding period.  The Company used the proceeds from the private placement for working capital and general corporate purposes.  Middlebury Securities LLC received $20,000 in connection with the participation of certain investors

Item 3.   Defaults Upon Senior Securities

None

Item 4    (Removed and Reserved)

Item 5.   Other Information

None

Item 6.   Exhibits

3.1	Certificate of Incorporation

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed January 12, 2011, incorporated by reference herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Guy Cook
Name: Guy Cook
Title: President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ John P, Gandolfo
Name: John P, Gandolfo
Title: Chief Financial Officer