Form 10-Q
period 2011-09-30
Bacterin International Holdings, Inc.
filed 2011-11-14
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 7, 2011 :  40,594,553

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BACTERIN INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,814,675	$327,481
Accounts receivable, net of allowance of $170,885 and $157,269, respectively	6,429,700	3,522,031
Accounts receivable - related party	675,098	613,034
Inventories, net	7,711,437	5,440,638
Prepaid and other current assets	410,636	572,015
	17,041,546	10,475,199

Non-current inventories	1,069,945	1,439,384
Property and equipment, net	3,477,384	3,397,320
Intangible assets, net	668,676	355,639
Goodwill	728,618	-
Note receivable - related party	-	82,398
Other assets	421,741	13,675

Total Assets	$23,407,910	$15,763,615

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,209,651	$2,260,237
Accounts payable - related party	423,575	573,036
Accrued liabilities	2,546,624	1,391,540
Warrant derivative liability	1,250,778	9,690,741
Current portion of capital lease obligations	9,617	30,105
Current portion of long-term debt	1,102,748	234,149
	7,542,993	14,179,808
Long-term Liabilities:
Capital lease obligation, less current portion	35,244	13,185
Long-term debt, less current portion	7,144,575	2,189,866
Total Liabilities	14,722,812	16,382,859

Stockholders' Equity
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 40,158,043 shares issued and outstanding as of September 30, 2011 and 36,994,715 shares issued and outstanding on December 31, 2010	40	37
Additional paid-in capital	44,283,070	36,325,976
Retained deficit	(35,598,012)	(36,945,257)
Total Stockholders’ Equity	8,685,098	(619,244)

Total Liabilities & Stockholders’ Equity	$23,407,910	$15,763,615

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Tissue sales	$7,237,118	$4,045,347	20,476,090	$9,936,095
Royalties and other	302,383	146,639	572,690	193,424
Total Revenue	7,539,501	4,191,986	21,048,780	10,129,519

Cost of tissue sales	1,318,606	711,173	4,048,049	1,832,967

Gross Profit	6,220,895	3,480,813	17,000,731	8,296,552

Operating Expenses
General and administrative	2,055,192	2,128,877	5,745,377	5,704,863
Sales and marketing	4,809,592	2,320,446	13,405,018	5,465,431
Depreciation and amortization	213,213	165,145	535,259	493,608
Non-cash consulting expense	708,530	951,442	1,097,005	1,227,871
Total Operating Expenses	7,786,527	5,565,910	20,782,659	12,891,773

Loss from Operations	(1,565,632)	(2,085,097)	(3,781,928)	(4,595,221)

Other Income (Expense)
Interest expense	(541,163)	(160,289)	(1,039,703)	(680,418)
Change in warrant derivative liability	245,024	(6,731,857)	7,471,409	(6,826,533)
Other expense	(1,302,533)	(65,984)	(1,302,533)	(633,176)

Total Other Income (Expense)	(1,598,672)	(6,958,130)	5,129,173	(8,140,127)

Net Loss Before Benefit (Provision) for Income Taxes	(3,164,304)	(9,043,227)	1,347,245	(12,735,348)

Benefit (Provision) for Income Taxes
Current	-	-	-	-
Deferred	-	-	-	-

Net Income (Loss)	$(3,164,304)	$(9,043,227)	1,347,245	$(12,735,348)

Net income (loss) per share:
Basic	$(0.08)	$(0.26)	0.04	$(0.42)
Dilutive	(0.08)	(0.26)	0.03	(0.42)

Shares used in the computation:
Basic	39,574,952	35,398,628	38,378,027	30,658,229
Dilutive	39,574,952	35,398,628	43,204,930	30,658,229

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$1,347,245	$(12,735,348)
Noncash adjustments:
Depreciation and amortization	803,269	493,608
Write-off of debt discount	1,307,933	-
Non-cash consulting expense/stock option expense	1,698,660	1,227,871
Provision for losses on accounts receivable and inventory	163,616	51,902
Non-cash interest expense	-	703,942
Change in derivative warrant liability	(7,471,409)	6,826,533
Changes in operating assets and liabilities:
Accounts receivable	(2,921,285)	(1,287,420)
Accounts receivable - related party	(62,064)	(248,340)
Inventories	(1,546,528)	(1,981,835)
Prepaid and other current assets	(246,544)	(191,567)
Accounts payable	(200,047)	345,988
Accrued liabilities	704,918	591,680
Other assets and liabilities	-	313,090
Net cash used in operating activities	(6,422,236)	(5,889,896)

Investing activities:
Purchases of property and equipment	(549,331)	(326,499)
Notes receivable from stockholder	82,255	(82,255)
Intangible asset additions	(131,967)	(23,601)
Net cash (used in) investing activities	(599,043)	(432,355)

Financing activities:
Proceeds from the issuance of long-term debt	9,579,687	-
Proceeds from the issuance of convertible notes	-	4,700,000
Payments on long-term debt	(5,104,976)	(224,794)
Payments on convertible debt	-	(1,790,000)
Payments on notes payable	-	(117,511)
Payments on capital leases	(28,769)	(76,365)
Payments on related party notes	-	(23,402)
Proceeds from issuance of stock	3,224,017	5,095,934
Proceeds from exercise of options	698,776	6,700
Proceeds from exercise of warrants	139,738	-
Purchase of treasury stock	-	(730,622)
Net cash provided by financing activities	8,508,473	6,839,940

Net change in cash and cash equivalents	1,487,194	517,689

Cash and cash equivalents at beginning of period	327,481	54,155
Cash and cash equivalents at end of period	$1,814,675	$571,844

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

The accompanying interim condensed consolidated financial statements of Bacterin for the three and nine months ended September 30, 2011 and 2010 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America.  They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.  Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2011.

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

Certain Risks and Concentrations

Our revenue is derived principally from the sale or license of our medical products, coatings and device implants. The markets in which we compete are highly competitive and rapidly changing. Significant technological advances, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect our operating results. Our business could be harmed by a decline in demand for, or in the prices of, our products or as a result of, among other factors, any change in pricing or distribution model, increased price competition, changes in government regulations or a failure by us to keep up with technological change.  Further, a decline in available tissue donors could have an adverse impact on the business.

Financial instruments subjecting us to concentrations of credit risk are accounts and accounts receivable – related party. We maintain cash, cash equivalents, and short-term investments with various domestic financial institutions. From time to time, our cash balances with its financial institutions may exceed federal deposit insurance limits.

Our customers are worldwide with approximately 98% of sales in the United States for the first three quarters of 2011. One customer accounted for approximately 9% for the first nine months of 2011 and 2010.  One customer represented 30% and 6% of accounts receivable at September 30, 2011 and December 31, 2010, respectively.

Revenue by geographical region is as follows:

	Nine months ended September 30,
	2011	2010
United States	$20,639,609	$9,814,424
International	409,171	315,095
	$21,048,780	$10,129,519

Use of Estimates

The preparation of the financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period; the carrying amount of property and equipment and intangible assets; valuation allowances for receivables and deferred income tax assets; and estimates of expected term and volatility in determining stock-based compensation expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.  Cash equivalents are recorded at cost, which approximates market value.

Accounts Receivable and Accounts Receivable – Related Party

Accounts receivable represents amounts due from customers for which revenue has been recognized. Normal terms on trade accounts receivable are net 30 days and some customers are offered discounts for quick pay.  Accounts receivable – related party include amounts due from West Coast Tissue Service, a supplier of donors to the Company. We perform credit evaluations when considered necessary, but generally do not require collateral to extend credit.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables. We determine the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for doubtful accounts are charged to expense. We do not have any off-balance sheet credit exposure related to our customers.

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

Intangible Assets

Intangible assets include costs to acquire and protect Company patents and are carried at cost less accumulated amortization. We amortize these assets on a straight-line basis over their estimated useful lives of 15 years.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: a) we have entered into a legally binding agreement with the customer; b) the products or services have been delivered; c) our fee for providing the products and services is fixed or determinable; and d) collection of our fee is probable.

Our policy is to record revenue net of any applicable sales, use, or excise taxes.  If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired.

We sell to certain customers under consignment arrangements whereby we ship product to be stored by the customer.  The customer is required to report the use to us and upon such notice, we invoice the customer.

Research and development services revenue is recognized as performed, based on the incurrence of qualifying costs or achievement of milestones as prescribed in the arrangement.

Non Cash Consulting Expense

Non cash consulting expense consists of the fair market value of restricted stock awards to consultants and advisors.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new technologies and processes for tissue and coatings, are expensed as incurred.

Income Taxes

We record income taxes under the asset and liability method as prescribed under FASB Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

We record a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits. We record interest and penalties related to tax positions with uncertainty in income tax expense.  We had no such interest or penalties for the nine months ended September 30, 2011 and September 30, 2010.

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

Net Income (Loss) Per Share

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
Net Income (Loss) Per Share:	September 30,
	2011	2010
Net Income (Loss)	$(3,164,304)	$(9,043,227)
Basic net income (loss) per share	$(0.08)	$(0.26)
Diluted net income (loss) per share	NA	NA
Weighted average common shares outstanding for basic net income (loss) per share	39,574,952	35,398,628
Weighted average common shares outstanding for diluted net income (loss) per share	NA	NA

	Nine Months Ended
Net Income (Loss) Per Share:	September 30,
	2011	2010
Net Income (Loss)	$1,347,245	$(12,735,348)
Basic net income (loss) per share	$0.04	$(0.42)
Diluted net income (loss) per share	$0.03	NA
Weighted average common shares outstanding for basic net income (loss) per share	38,378,027	30,658,229
Weighted average common shares outstanding for diluted net income (loss) per share	43,204,930	NA

Dilutive earnings per share are not reported for the three and nine month periods ending September 30, 2010 and the three month period ending September 30, 2011 as their effects of including outstanding stock options and warrants are anti-dilutive.

 Stock-Based Compensation

We record stock-compensation expense according to the provisions of ASC 718 – Compensation –Stock Compensation.  Under ASC 718, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards.  We estimate grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award.  We records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award.  Pursuant to the income tax provisions included in ASC 718-740, we have elected the “short cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

  Comprehensive Income (Loss)

Comprehensive loss includes net income or loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. We currently do not have any transactions that qualify for accounting and inclusion as other comprehensive income (loss).

  Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts receivable – related party, accounts payable, other accrued expenses and long-term debt, approximate their fair values.

We follow a framework for measuring fair value.  The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

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

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of September 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of September 30, 2011	As of December 31, 2010
Level 1	-	-
Level 2	-	-
Level 3	$1,250,778	$9,690,741

Acquisition contingent consideration liability

	As of September 30, 2011	As of December 31, 2010
Level 1	-	-
Level 2	-	-
Level 3	$450,166	-

The valuation technique used to measure fair value of the warrant liability is based on a lattice model and significant assumptions and inputs determined by us.

During the three and nine months ended September 30, 2011, we did not change any valuation techniques used to measure financial assets and liabilities at fair value.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ending September 30, 2011:

Balance at January 1, 2011	$9,690,741
Gain recognized in earnings	(7,471,409)
Warrant exercises	(968,554)
Balance at September 30, 2011	$1,250,778

 (2)           Equity

Reverse Merger/Financing Transactions

On June 30, 2010, we completed a reverse merger transaction (the “Reverse Merger”), in which we caused Bacterin International, Inc., a Nevada corporation (“Bacterin”), to be merged with and into a wholly-owned Nevada subsidiary created for purposes of effecting the Reverse Merger, and the stockholders of Bacterin obtained control of the Company. The Reverse Merger was consummated under Nevada corporate law pursuant to an Agreement and Plan of Merger, dated as of June 30, 2010.  As a result of the Reverse Merger, Bacterin became the Company’s  wholly-owned subsidiary and we are now engaged, through Bacterin, in the business of biomaterials research, development, and commercialization. K-Kitz ceased operations on June 30, 2010 in connection with the Reverse Merger transaction.

Pursuant to the terms of the Reverse Merger, the stockholders of Bacterin immediately preceding the Reverse Merger received one share of our common stock for each two shares of Bacterin common stock such stockholder held prior to the Reverse Merger (effectively resulting in a de facto one-for-two reverse stock split of the then outstanding Bacterin shares). The aggregate number of our shares of common stock so issued to the Bacterin stockholders, being 28,257,133 shares, represented approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below.

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

Bacterin was deemed to be the acquiring company for accounting purposes and, accordingly, the Reverse Merger has been accounted for as a recapitalization.  The consolidated financial statements after the Reverse Merger reflect the historical financial results of Bacterin before the consummation of the Reverse Merger and do not include the historical financial results of the Company before the consummation of the Reverse Merger.

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

Following the private placement transaction, we permitted an additional $450,000 in principal amount outstanding under the bridge financing to convert into 316,823 shares of our common stock and warrants to purchase 88,309 shares of our common stock on the same terms as if such debt had actually converted in the private placement transaction.

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

On November 19, 2010, we entered into financing arrangement with two subsidiaries of Western Technology Investment (“WTI”), whereby WTI, through its subsidiaries, agreed to provide a credit facility which allowed us to draw down $2.5 million initially.  In addition, upon the mutual agreement of Bacterin and WTI, WTI agreed to an additional commitment through December 31, 2011 of up to 25% of the next new round of equity financing or up to $3.0 million.  The credit facility was secured by our personal property and carries an all-in interest rate of 12.5%.  Repayment of the initial $2.5 million was interest only for the first nine months, with principal and interest for the subsequent 30 months.  The WTI facility also allowed us to obtain separate accounts receivable financing.  In connection with the financing, WTI also received warrants to purchase up to 375,000 shares of our common stock.  The warrants have an exercise price of the lower of $4.00 per share or the price at which shares of our stock are sold in the next qualified financing, if applicable prior to the date of exercise.  The WTI warrants expire on April 30, 2018.  WTI also had the right to receive additional warrants to purchase 125,000 shares of our common stock at the same exercise price if we drew down the second $2.5 million tranche of the facility. In January 2011, Middlebury Securities LLC also received warrants to purchase 25,000 shares of our common stock for placement agent service in connection with the WTI transaction. We repaid all amounts owed to WTI with our recent financing through MidCap Funding III, LLC.

We also issued warrants to purchase a total of 489,710 shares of our common stock to a limited group of existing investors who exercised existing warrants.  The new warrants have an exercise price of $4.00 per share and expire November 15, 2015.  We received a total of $1,172,696 from the cash payments of the exercise price of the existing warrants.

In the second quarter of 2011, we raised $3,027,504 in a private placement transaction under Rule 506 of Regulation D.  The transaction resulted in the issuance of 939,377 shares of our common stock and warrants to purchase 375,747 shares of our common stock.

On May 27, 2011, we entered into an equity purchase agreement with an asset management firm.  Under the terms of the agreement, we received an initial investment of $1 million as part of our private placement described above, through the sale of shares of its common stock to the asset management firm at $3.06 per share, a price per share equal to the closing price on May 26th, 2011, together with warrants to purchase an additional 130,719 shares at the same price per share.

In addition, the asset management firm has committed to invest, up to an additional $30 million through the purchase of shares of our common stock from time to time.  The transactions will be at our sole option with no additional warrants granted.

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allows us to borrow $7 million initially, and gives us the ability to borrow up to an additional $8 million through December 31, 2011 in connection with a permitted acquisition. We also issued warrants to purchase 192,157 shares of the Company’s common stock at an exercise price of $2.55 per share in connection with this transaction.

(3)           Acquisition

On July 11, 2011, we signed an Asset Purchase Agreement (“Agreement”) with Robinson MedSurg, LLC (“Seller”), a company engaged in the manufacture, distribution and sale of implantable medical devices for maxillofacial, craniofacial and orthopedic uses. These products are used by many of our current customers and therefore represents an opportunity to expand our product offerings to these customers.  Under the terms of the Agreement, we purchased certain assets from Seller, as described in the Agreement, for $1 million in common stock. In addition, we agreed to pay Seller an additional $500,000 in common stock when gross revenue from the sale of products resulting from the purchased assets (“Products”) equals or exceeds $1 million, and an additional $500,000 in common stock when gross revenue from the sale of Products equals or exceeds $2 million, provided that such gross revenue thresholds are achieved within 2 years. We also engaged the sole member of Seller as a consultant. We accounted for this business combination under the acquisition method in accordance with ASC 805 – Business Combinations, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Revenue in the third quarter of 2011 was immaterial.  As a result, the purchase price was allocated as follows:

Finished inventory	$504,827
Customer list	157,077
Trademark	59,644
Goodwill	728,618
Total purchase price	$1,450,166

Goodwill is primarily made up of business synergies expected from the additional product offerings through our established distribution network.

The consideration for the purchase price was made up of the following components:

Stock issued	$1,000,000
Contingent consideration	450,166
Total consideration	$1,450,166

No changes to the assumptions made to value the contingent consideration were made in the third quarter ended September 30, 2011.

The useful lives of the Customer List and the Trademark are 5 years and 15 years, respectively resulting in the following amortization schedule:

Quarter ended September 30, 2011	$8,848
Remainder of 2011	8,848
2012	35,392
2013	35,392
2014	35,392
2015	35,392
Thereafter	57,457
Total purchase price	$216,721

(4)           Inventories

 Inventories consist of the following:

Current inventories	September 30, 2011	December 31, 2010
Raw materials	$1,297,842	$709,800
Work in process	2,175,550	1,212,468
Finished goods	4,722,928	4,239,972
	8,196,320	6,162,240
Reserve	(484,883)	(721,602)
Current inventories, total	$7,711,437	$5,440,638

Non-current inventories
Work in process	$-	$588,295
Finished goods	1,069,945	851,089
Non-current inventories, total	$1,069,945	$1,439,384

Total inventories	$8,781,382	$6,880,022

(5)            Property and Equipment, Net

 Property and equipment, net are as follows:

	September 30, 2011	December 31, 2010
Buildings	$1,616,508	$1,613,628
Equipment	3,335,892	3,330,156
Computer equipment	309,694	255,170
Computer software	149,187	144,353
Furniture and fixtures	171,418	75,007
Leasehold improvements	1,318,202	902,916
Vehicles	68,306	68,306
Total cost	6,969,207	6,389,536
Less: accumulated depreciation	(3,491,823)	(2,992,216)
	$3,477,384	$3,397,320

Depreciation expense related to property, plant and equipment, including property under capital lease for the nine months ended September 30, 2011 and 2010 was $499,607 and $457,156, respectively.

 (6)           Intangible Assets

Bacterin has been issued various patents with regards to processes for its products. Costs to apply for and maintain patents are capitalized as intangible assets.

The following table sets forth information regarding intangible assets:

Intellectual Property	September 30, 2011	December 31, 2010
Gross carrying value	$804,171	$455,483
Accumulated amortization	$(135,495)	$(99,844)
Net carrying value	$668,676	$355,639

Aggregate amortization expense for the period ended September 30, 2011 and 2010 was $35,652 and $24,302, respectively.

Estimated amortization expense:
Remaining 2011		$17,783
2012		$71,130
2013		$71,130
2014		$71,130
2015		$71,130
Thereafter		$366,373

(7)            Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued stock compensation	502,189	197,763
Wages payable	344,064	415,386
Accrued commissions	1,039,233	662,623
Contingent consideration for acquisition	450,166	-
Other accrued expenses	210,972	115,768
	$2,546,624	$1,391,540

 (8)           Long-Term Debt

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allows us to borrow $7 million initially, and gives us the ability to borrow up to an additional $8 million through December 31, 2011 in connection with a permitted acquisition. The credit facility is secured by substantially all of our assets and carries an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3%. Repayment will be interest only for the first nine months, with principal and interest for the subsequent 33 months.

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Loan payable to MidCap, LIBOR plus 7.5% maturing January 2015	$4,666,667	$-
Loan payable to SVB, LIBOR plus 7.5% maturing January 2015	2,333,333
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,474,711	1,500,000
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	-	1,250,000
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	-	1,250,000
	8,474,711	4,000,000

Less: Current portion	(1,102,748)	(234,149)
Debt discount	(227,388)	(1,575,985)
Long-term debt	$7,144,575	$2,189,866

 The following is a summary of maturities due on the debt as of September 30, 2011:

Remainder 2011	$14,160
2012	1,740,396
2013	2,591,806
2014	2,594,665
2015	264,363
Thereafter	1,269,321
Total	$8,474,711

(9)            Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors.  The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is currently administered by the compensation committee of our Board of Directors.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.  At September 30, 2011, we had approximately 1,643,358 shares available for issuance under the equity plan.

Stock compensation expense recognized in the statement of operations for the nine months ended September 30, 2011 and 2010 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants.  Key assumptions used to estimate the fair value of stock awards are as follows:

•
Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a rate of 2.46% for the three months and nine months ended September 30, 2011.

•
Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used an expected term of 6.0 years for the three months and nine months ended September 30, 2011.

•	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a volatility rate of 52% for the three months and nine months ended September 30, 2011.

•	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% as of September 30, 2011 and 2010.

 Activity under our stock option plans was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at Jan. 1, 2011	3,850,743	$1.38	$0.83
Granted	1,710,500	2.92	1.35
Exercised	(509,833)	1.37	0.68
Cancelled or expired	(361,750)	2.94	1.54
Outstanding at September 30, 2011	4,689,660	$1.98	$0.92
Exercisable at September 30, 2011	2,081,910	$1.34	$0.60

The total intrinsic value of options exercised in the nine months of 2011 was $417,951. The aggregate intrinsic value of options outstanding as of September 30, 2011 is $2,346,322. The aggregate intrinsic value of exercisable options as of September 30, 2011 is $1,728,462.  As of September 30, 2011, there were 2,607,750 unvested options with a weighted average fair value at the grant date of $1.18 per option.  As of September 30, 2011, the total compensation related to nonvested awards not yet recognized is $617,860 and is expected to be recognized over 3.9 years.

From time to time we may grant stock options and restricted stock grants to consultants.  We account for consultant stock options in accordance with ASC 505-50.  Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2011:

Shares
Outstanding at Jan. 1, 2011	365,000
Awarded	1,435,000
Vested	(197,500)
Outstanding at September 30, 2011	1,602,500

 (10)           Warrants

In connection with private placements of convertible debt, short-term debt, and common stock, we issued warrants to purchase shares of common stock at an exercise price of between $1.16 and $4.00 per share. During 2009, 38,400 warrants were issued with private placements of common stock, 86,400 warrants were issued with the placement of short-term debt and 105,600 warrants were issued with the placement of convertible notes.   Warrants issued with common stock were recorded as additional paid in capital at the estimated fair market value of $13,601 in 2009.

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

In November 2010, we issued warrants to purchase 375,000 shares of common stock to WTI in connection with a financing transaction. The warrants have an exercise price of the lower of $4.00 per share or the price at which shares of our stock are sold in the next qualified financing, if applicable, prior to the date of exercise. As a result of the second quarter of 2011 private placement, WTI received an additional 133,474 warrants resulting in a total of 508,474 warrants owned by WTI and the strike price was reduced to $2.95.

We also issued warrants to purchase 489,710 shares of our common stock to a limited group of investors at an exercise price of $4.00 per share in exchange for those investors exercising their existing 489,710 warrants at exercise price ranging from $2.16 to $2.50 per share.

Associated with the second quarter of 2011 private placement of common stock, 375,747 warrants with exercise prices ranging from $2.95 to $3.52 were issued to the participants. Warrants issued with common stock under this private placement were recorded as additional paid in capital at their estimated fair market value of $312,285 during the second quarter of 2011.

In connection with the MidCap financing described above, MidCap and SVB received 192,157 warrants to purchase shares of our common stock equal to 7% of the amount drawn on the credit facility divided by the exercise price of $2.55 per share. The warrants have a seven year term. MidCap and SVB also have the right to receive additional warrants if additional amounts are drawn under the facility.  The fair value of these warrants, $227,388, was recorded as a discount to the underlying debt and APIC.

The following table summarizes our warrant activities for the period ended September 30, 2011:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2011	7,291,560	$2.08
Issued	567,904	3.00
Exercised	(711,433)	1.73
Cancelled or expired	-	-

Outstanding at September 30, 2011	7,148,031	$2.19

We utilize a lattice model to determine the fair market value of the warrants.  The 1,570,565 warrants issued in connection with the bridge financings and the 375,000 warrants issued in connection with the WTI financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. There were 133,474 additional warrants issued to WTI in the second quarter of 2011 as a result of the private placement triggering the anti-dilution clause in the original warrant agreement. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $7,579 and $7,226,385 resulting from the change in the fair value of the warrant derivative liability for the three and nine month periods ended September 30, 2011, respectively. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following assumptions:

Value of underlying common stock (per share)	$0.83
Risk free interest rate	0.36%
Expected term	4.95 years
Dividend yield	0%
Volatility	52%

The following table summarizes our activities related to our warrants used in the derivative liability for the period ended September 30, 2011:

Balance at January 1, 2011	1,595,473
Derivative warrants issued	133,474
Derivative warrants exercised	(222,940)
Balance at September 30, 2011	1,506,007

(11)            Commitments and Contingencies

  Operating Leases

 We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2013. For one facility, we have the option to extend the lease for another ten year term and have right of first refusal on any sale.  We lease additional office facilities under month-to-month arrangements.  Future minimum payments for the next five years and thereafter as of September 30, 2011, under these leases, are as follows:

Remainder 2011	$39,000
2012	$174,700
2013	$103,000
Thereafter	$-

 Rent expense was $141,394 and $109,944 for the nine months ended September 30, 2011 and 2010, respectively.  Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement.  We have no contingent rent agreements.

Warranties and Indemnification

Our arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party's intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

 We have also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by us, arising out of that person's services as our director or officer or that person's services provided to any other company or enterprise at our request.

Litigation

 From time to time, we are involved in legal proceedings arising in the ordinary course of business. In 2010, we were served a complaint in connection with Civil Action No. 8:10-cv-01589-VMC-EAJ filed by minSURG International, Inc., or minSURG, in the United States District Court in the Middle District of Florida.  In this action, minSURG alleged infringement of U.S. Patent No. 7,708,761, entitled “Spinal Plug for a Minimally Invasive Facet Joint Fusion System” by many companies in our industry. This case was settled in the third quarter of 2011 for an immaterial amount.

In November 2009, a complaint was served on the Company in connection with the following court action filed in Utah state court:  Yanaki and Activatek, Inc. v. Cook and Bacterin International, Inc., Case Number 090912772.  The complaint involves attempts by one of the plaintiffs, Yanaki, to sell shares of the Company’s common stock to a third party in a private sale.  Plaintiffs claim, as their primary allegation,  that the Company intentionally interfered with the sales contract. Yanaki seeks $300,000, 358,904 shares of the Company’s common stock, attorneys fees, costs and punitive damages.  ActivaTek alleges that Yanaki intended to invest the proceeds from his stock sale in ActivaTek and ActivaTek lost millions of dollars from not receiving that investment.  ActivaTek seeks $5 to $10 million, attorneys fees, costs and punitive damages.  The Company believes this case lacks merit and plans to vigorously defend these claims.

In October 2011, we initiated legal proceedings against a former employee, Patrick Klingler, and his current employer, Tissue Transplant Technology, Ltd., aka Bone Bank Allografts, aka BoneTec in the District Court of Douglas County, Colorado alleging breach of contract, misappropriation of trade secrets, and deceptive trade practices.  We have obtained a temporary restraining order and are pursuing further relief.

We believe that the resolution of these matters will not have a material effect on our financial position, results of operations or liquidity.  Legal fees are charged to expense as incurred, unless the probability of incurring a loss is high and the amount can be reasonably estimated, in which case the estimated loss is accrued.

 (12)         Income Taxes

In evaluating the realizability of the net deferred tax assets, we take into account a number of factors, primarily relating to the ability to generate taxable income. Where it is determined that it is likely that we will be unable to realize deferred tax assets, a valuation allowance is established against the portion of the deferred tax asset. Because it cannot be accurately determined when or if we will become profitable, a valuation allowance was provided against the entire deferred income tax asset balance.

The 2007 through 2009 tax years remain open to examination by the Internal Revenue Service and the 2005 to 2009 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.  As of September 30, 2011 the federal and state 2010 income tax returns were not filed, however extensions were timely filed.

(13)          Employee Benefit Plans

 As of January 1, 2011, we switched from a SIMPLE IRA to a 401(k) retirement plan.  Qualified employees may defer their salary and the deferrals are matched up to 2%.  The 2% matching will be paid by December 31, 2011 for the year ended December 31, 2011.  Employees who make contributions in 2011 must be employed as of December 31, 2011 to be eligible for the matching contribution.  The plan covers substantially all full-time employees.  Under the terms of the plan, participants may contribute up to the lower of $16,500 of their salary or the statutorily prescribed limit to the plan.  Employees are eligible after six months of employment and may enroll twice a year in January and July.

(14)          Supplemental Disclosure of Cash Flow Information

 Supplemental cash flow information is as follows:

	Nine months ended
	September 30,
	2011	2010
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,039,703	$364,890
Income taxes	-	6,686
Non-cash activities:
Acquisition contingent consideration	$450,166	-
Warrants issued with debt	$227,388	-
Issuance of stock for business acquisition	$1,000,000	-
Conversion of accounts payable into common stock	$600,000	-
Decrease in warrant derivative liability due to warrant exercises	$968,554	-
Conversion of convertible notes payable into common stock	-	$3,482,324
Conversion of note payable into common stock	-	$-

(15)          Related Party Transactions

Our Chief Executive Officer serves as a Board member of West Coast Tissue Services. In addition, one of our directors, Mitchell Godfrey, serves as a Board member of American Donor Services. Both of these entities recover tissues from donors and we reimburse them for recovery fees including labor costs. These relationships benefit us, thus insuring we have a pipeline of current and future donors which is necessary for our success. At September 30, 2011 we had an accounts receivable-related party from West Coast Tissue Services of $675,098.  Accounts payable to American Donor Services of $600,000 as of May 2, 2011 was converted to 170,454 shares of common stock.  As of September 30, 2011, we had an accounts payable of $423,575 to American Donor Services. No compensation is paid to our Chief Executive Officer or our director for their services to those entities.

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

Background

On June 30, 2010, we completed a reverse merger transaction (the “Reverse Merger”), in which we caused Bacterin to be merged with and into a wholly-owned Nevada subsidiary created for purposes of effecting the Reverse Merger, and the stockholders of Bacterin obtained control of the Company. The Reverse Merger was consummated under Nevada corporate law pursuant to an Agreement and Plan of Merger, dated as of June 30, 2010.  As a result of the Reverse Merger, Bacterin became our wholly-owned subsidiary and we are now engaged, through Bacterin, in the business of biomaterials research, development, and commercialization.

Pursuant to the terms of the Reverse Merger, the stockholders of Bacterin immediately preceding the Reverse Merger received one share of our common stock for each two shares of Bacterin common stock such stockholder held prior to the Reverse Merger (effectively resulting in a de facto one-for-two reverse stock split of the then outstanding Bacterin shares) with the aggregate number of our shares of common stock so issued to the Bacterin stockholders, being 28,257,070 shares, representing approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below.

Before the Reverse Merger, our corporate name was K-Kitz, Inc., and our trading symbol was KKTZ.OB. On June 29, 2010, we changed our corporate name to “Bacterin International Holdings, Inc.” which name change became effective for trading purposes on July 1, 2010. Effective July 21, 2010, our trading symbol was changed from KKTZ.OB to BIHI.OB, which was subsequently changed to BONE when it began trading on the NYSE Amex on March 7, 2011.

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

Following the private placement transaction, we permitted an additional $450,000 in principal amount outstanding under the bridge financing to convert into 316,823 shares of our common stock and warrants to purchase 88,309 shares of our common stock on the same terms as if such debt had actually converted in the private placement transaction.

Concurrently with the closing of the Reverse Merger, we repurchased 4,319,404 shares of its common stock from one of its stockholders for aggregate consideration of $100, as well as certain other good and valuable consideration, and Bacterin repurchased 82,817 shares of its common stock from a few of its stockholders for aggregate consideration of $132,507. Immediately after these repurchases, all of these shares were cancelled in connection with the Reverse Merger.

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

Results of Operations
Comparison of Three Months Ended September 30, 2011 and 2010

Revenue

Total revenue for the three months ended September 30, 2011 increased 80% to $7,539,501 compared to $4,191,986 in the comparable prior year period. The increase of $3,347,515 was largely the result of our products’ continuing penetration into the market due in part to the benefits our products provide to both the patient and the medical care provider, combined with the continued expansion of our direct sales force which moved from a distributor based model in the second half of 2009.

Cost of tissue sales

Cost of tissue sales consist primarily of tissue and device manufacturing costs.  Cost of tissue sales increased by 85% or $607,433 to $1,318,606 for the third quarter of 2011 from $711,173 for the third quarter of 2010. The increase was the result of increased costs associated with our higher sales. As a percentage of revenues, our gross profit percentage decreased slightly to 82.5% from 83.0%.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 40%, or $2,220,617, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 3%, or $73,685, to $2,055,192, for the three months ended September 30, 2011 compared to the same period of 2010. The decrease is largely due higher general expenses in the third period of 2010 immediately after the reverse merger transaction.

Sales and Marketing

Sales and marketing expenses include sales expenses, cash based and stock option compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Selling and marketing expenses increased 107%, or $2,489,146, to $4,809,592 for the three months ended September 30, 2011 from $2,320,446 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 64% in the third quarter of 2011 from 55% in the same period of the prior year.  The increases were primarily the result of increased commissions and travel costs associated with the larger sales force as well as a substantial increase in marketing and advertising activities in 2011 as part of our continued conversion to a direct sales force model from a distributor based model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense increased to $195,430 for the three months ended September 30, 2011 from $152,994 in the comparable prior year period resulting from increased capital expenditures.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $242,912 to $708,530 for the third quarter of 2011 from $951,442 for the third quarter of 2010. As a percentage of revenues, non-cash consulting expense for the three months ended September 30, 2011 was 9%, compared to 23% in the comparable prior year period.  These decreases are primarily the result of a decrease in the stock price from $7.45 at September 30, 2010 to $2.00 at September 30, 2011.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the three months ended September 30, 2011 increased 238%, to $541,163, as compared to the three months ended September 30, 2010. The increase was the result of a $391,000 prepayment penalty of debt that was paid in the third quarter of 2011.

Warrant Derivative Liability

For the third quarter of 2011, we recorded an unrealized gain of $245,024 associated with the change in the fair value of its warrant derivative liability.

 Other Expense

Other expense for the three months ended September 30, 2011 increased to $1,302,533, as compared to $65,984 the three months ended September 30, 2010. The increase was the result of a write-off of the debt discount associated with the WTI debt that was prepaid in the third quarter of 2011.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenue

Total revenue for the nine months ended September 30, 2011 increased 108% to $21,048,780 compared to $10,129,519 in the comparable prior year period. The increase of $10,919,261 was largely the result of our products’ continuing penetration into the market due in part to the benefits our products provide to both the patient and the medical care provider, combined with the continued expansion of our direct sales force which moved from a distributor based model in the second half of 2009.

Cost of tissue sales

Cost of tissue sales consist primarily of tissue and device manufacturing costs.  Cost of tissue sales increased by 121% or $2,215,082 to $4,048,049 for the first nine months of 2011 from $1,832,967 for the first nine months of 2010. The increase was the result of increased costs associated with our higher sales. As a percentage of revenues, our gross profit percentage decreased slightly to 80.8% from 81.9%.

 Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 61%, or $7,890,886, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased slightly by less than 1%, or $40,514, to $5,745,377, for the nine months ended September 30, 2011 compared to the same period of 2010. The results are the impact associated with increased personnel costs which were offset by lower legal expense in 2011.

Sales and Marketing

Sales and marketing expenses include sales expenses, cash based and stock option compensation expense and primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Selling and marketing expenses increased 145%, or $7,939,587, to $13,405,018 for the nine months ended September 30, 2011 from $5,465,431 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 64% in the first nine months of 2011 from 54% in the same period of the prior year.  The increases were primarily the result of increased commissions and travel costs associated with the larger sales force as well as a substantial increase in marketing and advertising activities in 2011 as part of our continued conversion to a direct sales force model from a distributor based model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense increased to $499,607 for the nine months ended September 30, 2011 from $457,156 in the comparable prior year period resulting from increased capital expenditures.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $130,866 to $1,097,005 for the first nine months of 2011 from $1,227,871 in the first nine months of 2010.  As a percentage of revenues, restricted stock expense for the nine months ended September 30, 2011 was 5%, compared to 12% in the comparable prior year period. These decreases are primarily the result of a decrease in the stock price from $7.45 at September 30, 2010 to $2.00 at September 30, 2011.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the nine months ended September 30, 2011 increased 53%, to $1,039,703, as compared to the three nine ended September 30, 2010. The increase was primarily the result of a $391,000 prepayment penalty of debt that was paid in the third quarter of 2011.

Warrant Derivative Liability

For the first nine months of 2011, we recorded an unrealized gain of $7,471,409 associated with the change in fair value of its warrant derivative liability.  The unrealized gain in 2011 is primarily due to the decrease in our stock price from December 31, 2010 to the closing price on September 30, 2011.

Other Expense

Other expense for the nine months ended September 30, 2011 increased 106%, to $1,302,533, as compared to the nine months ended September 30, 2010. The increase was the result of a write-off of the debt discount associated with the debt that was prepaid in the third quarter of 2011.

Liquidity and Capital Resources

At September 30, 2011, we had $8,244,375 of cash and cash equivalents and accounts receivables.  In addition, in the third quarter of 2011, we secured access to a $15 million credit facility which enabled us to borrow $7 million initially, and gives us the ability to borrow up to an additional $8 million through December 31, 2011 in connection with a permitted acquisition. In connection with the transaction, we repaid our outstanding loans and accrued interest to Bridge Bank and WTI resulting in net proceeds of approximately $1.4 million to us.

Net cash used in operating activities for the first nine months of 2011 was $6,422,236. This was primarily related to cash used to fund our operations as well as an increase of accounts receivable of $2,921,285 and an increase in our inventory balance of $1,546,528 in the first nine months of 2011. For the first nine months of 2010, net cash used in operating activities was $5,889,896 due primarily to a net loss of $12,735,348 which was offset by the non-cash increase of the warrant derivative liability of $6,826,533.

Net cash provided by financing activities was $8,508,473 and $6,839,940 for the first nine months of 2011 and 2010, respectively. The net cash provided from financing activities during 2011 was primarily the result of $3,027,504 in a private placement as well as the incremental borrowings under the new credit facility.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our September 30, 2011 cash on hand and accounts receivable balance of $8,244,375, as well as our recently secured additional equity and debt credit lines and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through December 31, 2012. We incurred approximately $9 million in sales and marketing expenses in 2010 and expect to incur $20 million in 2011. The increased sales and marketing expenses are anticipated to be funded from operating cash flow. The incurrence of these additional expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of September 30, 2011.  Based upon that evaluation, we concluded that as of September 30, 2011, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of September 30, 2011.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of September 30,2011 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of September 30, 2011 as detailed below:

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

Our efforts to remediate the weakness include the following:

-The Company is currently in the process of implementing an integrated accounting operating and inventory system.

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

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings

In November 2009, a complaint was served on the Company in connection with the following court action filed in Utah state court:  Yanaki and Activatek, Inc. v. Cook and Bacterin International, Inc., Case Number 090912772.  The complaint involves attempts by one of the plaintiffs, Yanaki, to sell shares of the Company’s common stock to a third party in a private sale.  Plaintiffs claim, as their primary allegation, that the Company intentionally interfered with the sales contract. Yanaki seeks $300,000, 358,904 shares of the Company’s common stock, attorneys fees, costs and punitive damages.  ActivaTek alleges that Yanaki intended to invest the proceeds from his stock sale in ActivaTek and ActivaTek lost millions of dollars from not receiving that investment.  ActivaTek seeks $5 to $10 million, attorneys fees, costs and punitive damages.  The Company believes this case lacks merit and plans to vigorously defend these claims.

In October, 2011, we settled a previously disclosed action brought by minSURG International, Inc. in the United States District Court in the Middle District of Florida for an immaterial amount.

In October 2011, we initiated legal proceedings against a former employee, Patrick Klingler, and his current employer, Tissue Transplant Technology, Ltd., aka Bone Bank Allografts, aka BoneTec in the District Court of Douglas County, Colorado alleging breach of contract, misappropriation of trade secrets, and deceptive trade practices.  We have obtained a temporary restraining order and are pursuing further relief.

Item 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued warrants to purchase a total of 192,157 shares of the Company’s common stock at an exercise price of $2.55 per share to MidCap Funding III, LLC and Silicon Valley Bank in connection with a recent financing transaction.

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2011	By:	/s/ Guy Cook
Name: Guy Cook
Title: President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ John P, Gandolfo
Name: John P, Gandolfo
Title: Chief Financial Officer