Form 10-K
period 2011-12-31
Bacterin International Holdings, Inc.
filed 2012-03-29
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2011, the last day of the registrants most recently completed second fiscal quarter, was $69,258,526 (based on the closing price of the Company’s common stock on that date, as reported on the NYSE Amex).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 13, 2012 was 42,076,553.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-K may include, for example, statements about:

☐	the future performance and market acceptance of our products;

☐	our ability to maintain our competitive position;

☐	negative media publicity;

☐ ☐	our ability to obtain donor cadavers for our products; our ability to expand our production capacity;

☐	our efforts to innovate and develop new products;

☐	our ability to engage and retain qualified technical personnel and members of our management team;

☐	our reliance on our current facilities;

☐	our ability to generate funds or raise capital to finance our growth;

☐ ☐	our efforts to expand our sales force; the ability of our sales force to achieve expected results;

☐	government regulations;

☐	fluctuations in our operating results;

☐	government and third-party coverage and reimbursement for our products;

☐	our ability to manage our growth;

☐ ☐	our ability to successfully integrate future business combinations or acquisitions; our ability to obtain regulatory approvals;

☐	product liability claims and other litigation to which we may be subjected;

☐	product recalls and defects;

☐	timing and results of clinical trials;

☐	our ability to obtain and protect our intellectual property and proprietary rights;

☐	infringement and ownership of intellectual property;

☐	our ability to attract broker coverage;

☐	the trading market, market prices, dilution, and dividends of our common stock;

☐	influence by our management; and

☐	our ability to issue preferred stock.

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

The medical devices division also develops custom surgical instrument kits for use with allografts processed by our biologics division. These kits offer state-of-the-art instrumentation that is designed based upon the needs and inputs of surgeons. The instrumentation is intended to be an optimal delivery system for the proper placement of our proprietary allografts. Objectives of allograft use include pain relief, aid in the regeneration of tissue, and to provide a scaffold for bone fusion in spinal and sports medicine procedures.

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

Our Offices

Our headquarters, laboratory and manufacturing facilities are located at 600 Cruiser Lane, Belgrade, Montana 59714.  Our telephone number is (406) 388-0480 and our fax number is (406) 388-0422.  We also own a facility located at 664 Cruiser Lane, Belgrade, Montana 59714, and lease office space at 732 Cruiser Lane, Belgrade, Montana 59714 and 8310 S. Valley Highway, No. 300, Englewood, Colorado 80112.

Our History

We began operations in 1998 as a sole proprietorship founded by Guy Cook, our Chief Executive Officer, as a spinout of the Center for Biofilm Engineering at Montana State University, or the CBE.  Mr. Cook is an expert in microbial testing methods and has been recognized by the U.S. Food and Drug Administration, or the FDA, industry, and academia for his contributions to the development of bioactive coatings.  This sole proprietorship was eventually incorporated as “Bacterin, Inc.” in the state of Montana in January 2000 to further Mr. Cook’s work.  In March 2004, Bacterin, Inc.’s stockholders completed the terms of a share exchange agreement with a company called Oil & Gas Seekers, Inc., a Nevada corporation, or OGS, which subsequently changed its name to “Bacterin International, Inc.”, to effectively become a publicly-traded corporation.  As a result of this transaction, the stockholders of Bacterin, Inc., the Montana corporation, became stockholders of Bacterin International, Inc., the Nevada corporation, and Bacterin, Inc., the Montana corporation, became a wholly owned subsidiary of Bacterin International, Inc., the Nevada corporation. At the end of 2004, management concluded that this transaction was problematic and did not deliver the expected result. Based on this determination, we entered into an agreement in 2005 to amend the terms of the exchange transaction with the former majority stockholder of OGS. In May 2005, we merged Bacterin, Inc., the Montana corporation, up and into Bacterin International, Inc., the Nevada corporation.

Leveraging off the “state of the art” research and development activities ongoing at the CBE in biofilm technology, we began as a biomaterials testing laboratory and have systematically expanded our strategic vision towards the development of Bacterin-labeled medical devices.  Our revenues were historically derived from testing services and milestone payments from collaborative product development agreements with various “blue chip” medical manufacturers.  Today, however, we generate revenue from a number of sources including the following: sales from products developed and manufactured by us, sales of products manufactured by a third party and sold and distributed by us, and contract revenue from analytical testing and development services provided to medical device manufacturer clients, which tailor our coating process to the client’s specific product/medical application.

During 2008, we reached an important transition point in our history.  Most of our business endeavors prior to that time had been devoted to developing our products with revenue generated from a variety of limited sources, including testing, government grants and unsubstantial product sales.  In 2008, however, revenue from product sales either under our name or “private label” became our primary source of revenue. We no longer generate revenue from any private label arrangements.

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

Before the Reverse Merger, our corporate name was K-Kitz, Incorporated, and our trading symbol was KKTZ.OB.  On June 29, 2010, we changed our corporate name to “Bacterin International Holdings, Inc.” which name change became effective for trading purposes on July 1, 2010.  Effective July 21, 2010, our trading symbol was changed from KKTZ.OB to BIHI.OB. On March 7, 2011, our common stock began trading on the NYSE Amex under the ticker symbol “BONE.”

Recent Developments

 On May 27, 2011, we entered into a Purchase Agreement and Registration Rights Agreement with Lincoln Park Capital Fund, LLC (“LPC”) whereby LPC agreed to purchase up to $31 million of our common stock from time to time pursuant to the terms of the Purchase Agreement and we agreed to register the shares purchased by LPC. Upon signing the Purchase Agreement, LPC purchased 326,798 shares of our common stock for $1,000,002 and also received warrants to purchase 130,719 shares at an exercise price of $3.06 per share, the closing price on May 26, 2011, as part of a private placement transaction pursuant to Rule 506 of Regulation D in the second quarter of 2011 in which we raised a total of $3,027,504 and issued 939,377 shares of our common stock and warrants to purchase 375,747 shares of our common stock.

Pursuant to the Purchase Agreement and Registration Rights agreement with LPC, we filed an S-3 Registration Statement which became effective on July 19, 2011, and we have the right to require LPC to purchase up to an additional $30 million of our common stock at prevailing market prices in limited daily amounts as specified under the terms of the Purchase Agreement. Although we did not draw on our equity line with LPC in 2011, during the first quarter of 2012, we issued approximately 1,475,037 shares of our common stock to LPC for aggregate proceeds of approximately $3,899,994. We intend to use the proceeds for working capital and general corporate purposes.

In consideration for entering into the Purchase Agreement, we issued 128,506 shares of our common stock to LPC as initial commitment shares and we agreed to issue up to 164,675 additional commitment shares on a pro rata basis when LPC purchases additional shares. We may terminate the Purchase Agreement at any time at our sole discretion without any cost to us.

On July 11, 2011, we acquired substantially all of the assets of Robinson MedSurg, LLC (“RMS”) for $1 million of our common stock. In addition, we agreed to pay RMS an additional $500,000 in common stock if gross revenue from the sale of products resulting from the purchased assets equals or exceeds $1 million, and an additional $500,000 in common stock if gross revenue from the sale of products equals or exceeds $2 million, provided that such gross revenue thresholds are achieved within 2 years. The Company also engaged the sole member of RMS as a consultant.

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allowed us to borrow $7 million initially, and gave us the ability to borrow up to an additional $8 million through December 31, 2011 in connection with a permitted acquisition (which did not occur). We also issued warrants to purchase 192,157 shares of the Company’s common stock at an exercise price of $2.55 per share in connection with this transaction.

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

Products and Services

We have developed and currently manufacture and sell several human tissue-based products, primarily allografts, in the medical marketplace through our biologics division.  In addition, we also manufacture and sell, directly under our own name and indirectly through distributors, various coating and surgical drain products through our medical devices division.

Biologics Division

Our biologics products include OsteoSponge®, OsteoSponge®SC, OsteoWrap®, OsteoLock®, BacFast® and hMatrix® as well as certain other allograft products which are briefly described below:

☐	OsteoSponge® is a form of demineralized bone matrix made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge® provides a natural scaffold for cellular in-growth and exposes bone-forming proteins to the healing environment. The malleable properties of OsteoSponge® enable it to conform to, and fill, most defects. Upon compressing the allograft, OsteoSponge® springs back to completely fill the void. Its unique mechanical and biological properties make OsteoSponge® an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

☐	OsteoSponge®SC is a form of OsteoSponge® designed to be used in joint surgery. Bacterin has shown, in goat studies, the ability to re-generate cartilage in joint repair and believes that this product has the potential to significantly change the standard of care in human joint surgery. We have received permission from the FDA to market this product as a subchondral bone void filler and are currently marketing it as such. In order to market OsteoSponge®SC as a cartilage re-generation scaffold, we would need to obtain FDA approval to begin marketing for that indication. Surgeons are using the product and we have begun trials to establish the ability to market it as a cartilage re-generation scaffold. These trials are likely to take two years. There can be no assurance that these trials will be successful or lead to any FDA action.

☐	OsteoWrap® is 100% human cortical bone demineralized through a proprietary process to make the graft flexible while maintaining allograft integrity. This product has various applications in orthopedic, neurological, trauma, oral/maxillofacial and reconstructive procedures. OsteoWrap® can wrap around non-union fractures to assist with fusion, can act as a biologic plate or can be used in conjunction with a hardware plate system. Additionally, this product provides the surgeon with superior handling characteristics as the allograft can be easily sized using surgical scissors or a scalpel, and will withhold sutures or staples for fixation.

☐	OsteoLock® and BacFast® are facet stabilization dowels made from human bone. The shape of our facet stabilization dowel is engineered to maximize osteoconductivity and surface area contact, as well as provide stability to prevent migration from the surgical site. BacFast® HD, having the same design as OsteoLock®, is optimized through our proprietary demineralization technology. This technology increases the surface area of the outer collagen matrix of the graft while exposing native bone morphogenic proteins (BMPs) and growth factors. Because of the hyper-demineralization technology, BacFast® HD has osteoinductive properties, as well as being osteoconductive. OsteoLock® and BacFast® can be used to augment spinal procedures, or as a stand-alone procedure for mild spinal conditions.

☐	hMatrix® dermal scaffold is an extension of Bacterin's core biologics technology and our third human acellular biological scaffold. hMatrix® is an acellular matrix made from donated human dermal tissue that is used to replace a patient's damaged tissue. hMatrix® provides a natural collagen tissue scaffold that promotes cellular ingrowth, tissue vascularization and regeneration. The hMatrix® scaffold tissue reabsorbs into the patient's dermal tissue for a biocompatible, natural repair.

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

Medical Device Products

Our medical devices division researches, tests and develops coatings for medical devices, particularly antimicrobial-based coatings.  This division also produces and distributes OsteoSelect® DBM putty, an osteoinductive product used by surgeons as a bone void filler in the extremities and pelvis.

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

Our medical devices division also develops custom surgical instrument kits for use with allografts processed by our biologics division. These kits offer state-of-the-art instrumentation that is designed based upon the needs and inputs of surgeons who desire to use the most minimally invasive techniques. The instrumentation is intended to be an optimal delivery system for the proper placement of our proprietary allografts. Objectives of allograft use include pain relief, aid in the regeneration of tissue, and to provide a scaffold for bone fusion in spinal and sports medicine procedures.  We currently sell a surgical drain series called ViaTM, which is used to drain exudate from a surgical site.  Building upon the ViaTM platform, Bacterin created a second generation product called Elutia® surgical drains which are performance enhanced via an antimicrobial coating to help reduce the incidence of surgical site infection.

In a joint development project with RyMed, we treat RyMed’s InVision-Plus CS™ with our patented antimicrobial technology. The InVision-Plus CS™ is the only needleless IV connector to offer the combined antibacterial protection of chlorhexidine and silver. The device is designed to reduce potentially deadly, catheter-related bloodstream infections. We receive a fixed price for each InVision-Plus CS™ unit sold by RyMed on all devices treated for RyMed.

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

The following table summarizes our current patent portfolio, including patents covering technology licensed by us for use or inclusion in certain of our products:

			Serial or Patent	Date Filed
Title	Business Purpose	First Inventor	Number	or Granted	Status
1. Pending U.S. Applications
MEDICAL DEVICE INCLUDING A BIOACTIVE IN A NON-IONIC AND AN IONIC FORM AND METHODS OF PREPARATION THEREOF	This application arose out of a now defunct project. We retained rights as the technology may prove useful in the future. The patent describes the modification of elution profiles via active agent equilibration; it is potentially applicable to many coated products.	Mike Johnson	11/864,360	9/28/2007	Pending
ANTIMICROBIAL COATING FOR INHIBITION OF BACTERIAL ADHESION AND BIOFILM FORMATION

This application describes the coating used for the Elutia wound drain and for the Bard BioBloc coating on their HemoStar hemodialysis catheter. The efficacy period can be varied according to the desired outcome; the coating has shown in-vitro efficacy for between 7 and 21 days.

		Guy Cook	10/891,885	7/15/2004	Pending

PROCESS FOR DEMINERALIZATION OF BONE MATRIX WITH PRESERVATION OF NATURAL GROWTH FACTORS	This application is intended to protect OsteoSponge, a core Bacterin product. OsteoSponge is a novel form of demineralized bone matrix which provides a natural scaffold for cellular growth and exposes bone growth inducing proteins to the healing environment in orthopedic applications.	Nancy J. Shelby	12/130,384	5/30/2008	Pending
SURGICAL KIT AND METHOD FOR BONE REPAIR

This application is intended to support the OsteoSponge SC Surgical Kit and Instruments. This surgical kit contains instruments that facilitate the placement of OsteoSponge in the subchondral region of articulating joints for the purpose of repairing defects.

		Guy Cook	To Be Assigned	7/19/2011	Pending
COMPOSITION OF DEMINERALIZED BONE MATRIX WITH CONTRAST AGENT AND/OR BIOGLASS ADDITIVE	This application is intended to expand the potential applications for and enhance the performance of Bacterin's demineralized bone matrix products.	Gregory Juda	To Be Assigned	12/30/2011	Pending

COMPOSITION OF AND METHOD FOR FORMING REDUCED VISCOSITY POLYMERIC COATINGS	This application is intended to describe and protect several of our coating technologies, including those used on our orthopedic devices. These technologies are highly biocompatible and demonstrate excellent elution characteristics.	Mark Schallenberger	To Be Assigned	2/17/2012	Pending
ADJUSTABLE BIOACTIVE AGENT DISPERSION WITHIN A POLYMERIC COATING

This application is intended to describe and protect several of our coating technologies, including those used on our orthopedic devices. These technologies are highly biocompatible and demonstrate excellent elution characteristics.

		Mark Schallenberger	To Be Assigned	2/17/2012	Pending
SURGICAL KIT WITH MULTIPLE POP-UP PRE-LOADABLE DRIVERS

This application describes a unique strategy for enhanced accessibility of pre-loaded surgical screw/driver units. This kit will drive our craniomaxillofacial business by providing a highly efficient means of accessing and implanting the surgical screws required in such procedures.

		Mike Schneider	To Be Assigned	3/2/2012	Pending

2. Pending Foreign Applications
MEDICAL DEVICE INCLUDING A BIOACTIVE IN A NON-IONIC AND AN IONIC FORM AND METHODS OF PREPARATION THEREOF	This application arose out of a now defunct project. We retained rights as the technology may prove useful in the future. The patent describes the modification of elution profiles via active agent equilibration and is potentially applicable to many coated products.	Mike Johnson	PCT/US2007/079924	9/28/2007	Pending
ANTIMICROBIAL COATING FOR INHIBITION OF BACTERIAL ADHESION AND BIOFILM FORMATION

This application describes the coating used for the Elutia wound drain and for the Bard BioBloc coating on their HemoStar hemodialysis catheter. The efficacy period can be varied according to the desired outcome; the coating has shown in-vitro efficacy for between 7 and 21 days.

		Guy Cook	PCT/US2005/015162	4/28/2005	Issued in Australia, otherwise pending

PROCESS FOR DEMINERALIZATION OF BONE MATRIX WITH PRESERVATION OF NATURAL GROWTH FACTORS	This application is intended to protect OsteoSponge, a core Bacterin product. OsteoSponge is a novel form of demineralized bone matrix which provides a natural scaffold for cellular growth and exposes bone growth inducing proteins to the healing environment in orthopedic applications.	Nancy J. Shelby	PCT/US2008/006942	6/2/2008	Pending
AN ELASTOMERIC ARTICLE INCORPORATED WITH A BROAD SPECTRUM ANTIMICROBIAL

This application was generated as a means of protecting the technology used for impregnation of elastomeric medical devices. We have observed long term (over 30 days) in vitro efficacy with this technology.

		Benjamin P. Luchsinger	PCT/US2009/005103	9/11/2009	Pending

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

Trademarks

We believe in the superiority of our technology and products.  As a result, we have invested in the development and protection of the names of our products in order to drive consumer awareness and loyalty to the brand.  To protect this investment, we have registered, and continue to seek registration, of these trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks.  We currently own registered trademarks to the following brand names of certain of our products:  OsteoSponge®, OsteoWrap®, OsteoLock®, BacFast®, OsteoSelect®, Elutia® and hMatrix®.

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

Donor Procurement

We have agreements with multiple tissue banks and we continue to expand our network for donor tissue in anticipation of increased production.  We expect to be able to continue to build our network for donor tissue as our production capabilities and sales increase.

Sales and Marketing

We are committed to building our direct sales channel into the primary method of distributing our products. We have one National Sales Manager and two executive vice-presidents to lead this effort and we have established 13 regions with a regional vice president in charge of all activities within the region.  We have hired and trained 52 sales representatives toward a near term goal of establishing four to five sales representatives in each region. While we incurred significant costs due to this initiative in 2009 through 2011, it is our expectation that this investment in the direct sales network will lead to higher revenue in 2012 and beyond.  No assurance can be given that these efforts will be successful.

We also market our products through independent distributors who receive a discount off of our list price and then sell to their customer base.  Because we have experienced a decline in revenue from this sales channel, we expect it will continue to represent a smaller portion of our overall revenue as our direct distribution channel grows.

Growth Strategy

After multiple years of product development, we believe that our technology has been largely market tested, and since 2009, we have been transitioning our focus to appropriately market and distribute our products.  In preparing the business to capitalize on our core markets, as well as new market opportunities, we have diversified our supply of donor tissue, expanded our production capabilities, developed the infrastructure of what we believe will grow into a formidable sales force, refined the message to our market and started gathering proof points on how to scale our revenue in these markets.

As discussed in “Sales and Marketing” above, we began implementing a direct sales network in July 2009.  We have met our goal of growing this sales force to one National Sales Manager, two executive vice presidents, 13 regional vice presidents, and 52 sales representatives. In addition, we plan to utilize small independent sales representatives with entrenched physician relationships.  We expect revenue to move towards 50% by employed sales representatives and 50% by independent sales representatives.

We are working on developing and implementing a high-level, national effort to present our products as a value proposition to hospital chains and other purchasing organizations.  To this end, we have entered into agreements with Banner Hospitals, the Hospital for Special Surgery, MedAssets, ROi, and Access Mediquip.  These agreements are paving the way for our sales representatives to call on physicians, as the hospital process has already been approved.

Competition

Because the orthopedic biomaterials market overlaps with a number of medical fields - spine, trauma, joint reconstruction, sports medicine, pharmaceuticals and biotechnology - fragmentation is to be expected. However, there is one clear leader in the market: Medtronic.  Medtronic’s lead is based on the strength of their Infuse® growth factor product. However, the growth potential of Infuse® has been affected by some negative media attention regarding off-label usage and adverse events with specific indications.

Beyond Medtronic, the orthopedic biomaterials market is comprised of a great number of players, each offering a multitude of products. It is expected that several new products will emerge over the coming years. These assumptions are based on the advance of technology and the clinical promise of regenerative therapies such as stem cells and bone marrow concentration.

Specific competitors in the orthopedic biomaterials markets are: Medtronic, DePuy, Synthes, Arthrex, Smith & Nephew, Nuvasive,  OrthoFix, Biomet, Osteotech, Orthovita, MTF, Stryker, RTI, AlloSource, Lifenet Health, Integra, ConMed/Linvatec, Wright, Exactech, ArthroCare, Harvest, and Arteriocyte. (Idata Research Inc. 2010, U.S. Market for Orthopedic Biomaterials).

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

Within the United States, the FDA process requires a pre-market notification, or a 510(k) submission, be made to the FDA to demonstrate that the medical device is safe and effective and is substantially equivalent to a legally marketed device that is not subject to pre-market approval.  Applicants must compare the device to one or more similar devices that are commercially available in the U.S. (known as the “predicate device”), and make and support a claim of substantial equivalency to such predicate device.  Support for such claims must include descriptive data and, when necessary, performance data.  In some cases, data from clinical trials must also be submitted in support of a 510(k) Submission.  The FDA must then issue an order finding substantial equivalency before the devices may be commercially distributed in the U.S.  This process can take anywhere from three months to two or three years, and can be extremely expensive.  The Center for Devices and Radiological Health regulates medical devices, including our OsteoSelect® DBM putty.

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

Employees

As of March 5, 2012, we had 179 full-time employees and 184 total employees, of whom 72 were in production, 68 were in sales, 5 were in marketing, and 39 were in administrative functions.  In addition, we make use of a varying number of outsourced services to manage normal business cycles.  None of these employees is covered by a collective bargaining agreement and management considers relations with employees and services partners to be good.

Facilities

We lease approximately 16,000 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana 59714.  This space includes a clean room, fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory.  We lease the building under a ten-year operating lease which runs through August 2013 and has a monthly lease payment of $10,000.  The lease also has a ten-year renewal option.

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

We also lease space at 732 Cruiser Lane, Belgrade, Montana 59714 and we lease office space in Englewood, Colorado, where certain of our administrative functions are housed.

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

Many of our current products are relatively new and have been in use for a relatively short period of time.  The results of the use of these products will be monitored for many years.  While preliminary results have been good, there can be no assurance that any or all of these products will perform well over longer periods of time.  Future product issues may expose us to legal actions, removal of regulatory approvals or products being pulled from use.  If we become subject to product or general liability or errors and omissions claims, they could be time-consuming and costly. The U.S. Food and Drug Administration, or the FDA, and foreign regulatory authorities may impose significant restrictions on the use or marketing of our products or impose additional requirements.  Later discovery of previously unknown problems with any of these products or their manufacture may result in further restrictions, including withdrawal of the product from the market.  Any such restrictions or withdrawals could materially affect our ability to execute our business plan.  In addition, governmental authorities could seize our inventory of products, or force us to recall any product already in the market if we, or any of our tissue bank suppliers, fail to comply with FDA or other governmental regulations.

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

Although we are not currently subject to any product liability proceedings, and we have no reserves for product liability disbursements, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of our products.  We currently carry product liability insurance, however, our insurance coverage and any reserves we may maintain in the future for product related liabilities may not be adequate and our business could suffer material adverse consequences.

We may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.

The manufacturing and marketing of our biologic products, medical devices and coating technologies involves an inherent risk that our products may prove to be defective.  In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.  A recall or withdrawal of one of our products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

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

We intend to vigorously defend any future intellectual property litigation that may arise but there can be no assurance that we will prevail in these matters.  An unfavorable judgment may result in a financial burden on us.  An unfavorable judgment may also result in restrictions on our ability to sell certain products and therefore may impact future operating results.

Risks Related to Our Common Stock

We have found material weaknesses in our system of internal controls over financial reporting that have not been fully remediated as of December 31, 2011, which could adversely affect our ability to record, process, summarize and report certain financial data.

In connection with the evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2011, management discovered the following deficiencies: (i) insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters while completing the financial statement close process; (ii) our inventory records were kept separately from our accounting system, requiring duplicate input and reconciliation, thereby increasing the risk of errors in recording inventory transactions and (iii) the documentation surrounding equity transactions for employees and consultants needs to be strengthened to comply with procedures outlined by the Company to ensure that all equity transactions are properly recorded in the appropriate periods.  In light of these material weaknesses, management has concluded that we did not maintain effective internal control over our disclosure controls and procedures as of December 31, 2011, which constituted a material weakness in our internal controls over financial reporting because they resulted in a reasonable possibility that a material misstatement could occur in our annual or interim financial statements which could not be prevented or detected.  Although we are working to remediate these deficiencies as outlined in Item 9A of this Annual Report on Form 10-K, there can be no assurance that our remediation efforts will resolve all of our internal control deficiencies or that we will not discover additional material weaknesses or significant deficiencies as we evaluate and test such controls in the future. Such material weaknesses or deficiencies could adversely affect our ability to record, process, summarize and report our financial information, which could cause current and potential stockholders to lose confidence in our financial reporting which could have a negative effect on the trading price of our common stock.

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

Our executive officers and directors beneficially own as a group approximately 38% of our outstanding shares of common stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Our certificate of incorporation provides for the authorization to issue up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors.  Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.  For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.  In addition, we have a staggered board of directors and advanced notice is required prior to stockholder proposals, which might further delay a change of control.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

We also lease space at 732 Cruiser Lane, Belgrade, Montana 59714 and office space in Englewood, Colorado, where certain of our administrative and sales functions are housed.

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

 In January 2012, we settled a previously disclosed action we initiated against a former employee, Patrick Klingler, and his current employer, Tissue Transplant Technology, Ltd., aka Bone Bank Allografts in the District Court for Douglas County, Colorado. The settlement agreement provides that Mr. Klingler and his employer will not use our proprietary information or solicit our employees, and both parties agreed not to disparage the other parties.

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv558-REB-MEH against Tissue Transplant Technology, Ltd, a Texas Limited Partnership and its general partner T-TOT, LLC, a Texas Limited Liability Company; and Transplant Technologies of Texas, Ltd, a Texas Limited Partnership, and its general partners TTT, LLC, a Texas Limited Liability Company and JWL Management, LLC, a Texas Limited Liability Company. Defendant Tissue Transplant Technology, LTD is using the trademark "Sterisponge" to identify various allograft products in the marketplace. In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin has asserted against Tissue Transplant Technology, LTD claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law. In addition, Bacterin has also asserted against Transplant Technologies of Texas, LTD a claim for cancellation of a Federal Registration for "Sterisponge". Bacterin seeks injunctive relief, damages and exemplary damages to be determined at trial.

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv555-REB-KLM against Evologics, LLC, a Texas limited liability company. Defendant Evologics is using the trademark "Evosponge" to identify various allograft products in the marketplace. In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin has asserted against Evologics claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law. Bacterin seeks injunctive relief, damages and exemplary damages to be determined at trial.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From July 1, 2010 to March 4, 2011, our common stock was traded on the OTC Bulletin Board under the symbol BIHI.OB.  Beginning on March 7, 2011, our common stock began trading on the NYSE Amex under the symbol BONE.  The following table sets forth the range of the high and low prices for our common stock for each quarter, as reported by the OTC Bulletin Board from July 1, 2010 through March 4, 2011 and by the NYSE Amex from March 7, 2011 through December 31, 2011.

	High	Low

Third Quarter 2010 (July 1, 2010 – September 30, 2010)	$7.68	$2.50
Fourth Quarter 2010 (October 1, 2010 – December 31, 2010)	$8.50	$5.86
First Quarter 2011 (January 1, 2011 – March 31, 2011)	$9.00	$3.00
Second Quarter 2011 (April 1, 2011 – June 30, 2011)	$4.90	$2.60
Third Quarter 2011 (July 1, 2011 – September 30, 2011)	$2.99	$1.61
Fourth Quarter 2011 (October 1, 2011 – December 31, 2011)	$3.93	$1.76

Holders of Record

As of March 5, 2012, we had 364 holders of record.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,828,910		$2.14	2,538,190	(1)
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total		$

(1) In addition to options outstanding, the Company also has 1,632,900 shares of restricted stock that have been issued under the Plan to consultants.

Bacterin International Equity Incentive Plan

All of our stock options were granted under the Amended and Restated Bacterin International Equity Incentive Plan.  The following is a summary of the material terms of that plan.

The purpose of the Bacterin International Equity Incentive Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is administered by the compensation committee of our board of directors.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.

There are 9,000,000 shares of our common stock authorized to be issued under the plan.  As of December 31, 2011, we had outstanding options to purchase 4,828,910 shares granted to employees and executives (at exercise prices ranging from $0.10 to $7.40 per share). In addition, we have issued 1,632,900 shares of restricted stock to consultants leaving an additional  2,538,190 shares available for issuance thereunder.

Recent Sales of Unregistered (and Registered) Securities

We did not sell any unregistered shares in the fourth quarter. However, during the first quarter of 2012, pursuant to our previously disclosed May 27, 2011 Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”) and S-3 registration statement declared effective on July 19, 2011, we issued approximately 1,475,037 shares of our common stock to LPC for aggregate proceeds of approximately $3,899,994. We intend to use the proceeds for working capital and general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2011.

Item 6 Selected Financial Data

Not required.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The comments made throughout this Annual Report on Form 10-K should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,” “expects,” “plan,” “possible,” “should,” “might,” “may” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in the section entitled “Risk Factors” in Item 1A of this Form 10-K.

Comparison of Twelve Months Ended December 31, 2011 and December 31, 2010

	Twelve Months Ended December 31,
	2011		2010

	Amount	% of Revenue	Amount	% of Revenue
Revenue
Tissue sales	$29,657,423	98.37%	$15,214,775	98.68%
Royalties and other	492,059	1.63%	202,872	1.32%
Total Revenue	30,149,482	100.00%	15,417,647	100.00%

Cost of tissue sales	9,109,250	30.21%	3,363,876	21.82%

Gross Profit	21,040,232	69.79%	12,053,771	78.18%

Operating Expenses
General and administrative	6,559,101	21.76%	8,546,193	55.43%
Sales and marketing	18,501,204	61.36%	8,897,293	57.71%
Depreciation and amortization	755,387	2.51%	633,827	4.11%
Non-cash consulting expense	1,675,008	5.56%	1,560,324	10.12%
Other expense	-	0.00%	1,030,290	6.68%
Total Operating Expenses	27,490,700	91.18%	20,667,927	134.05%

Loss from Operations	(6,450,468)	-21.39%	(8,614,156)	-55.87%

Other Income (Expense)
Interest expense	(1,162,597)	-3.86%	(1,646,940)	-10.68%
Change in warrant derivative liability	6,377,671	21.15%	(9,206,826)	-59.72%
Other expense	(1,771,075)	-5.87%	-	0.00%

Total Other Income (Expense)	3,443,999	11.42%	(10,853,766)	-70.40%

Net Loss Before Benefit (Provision) for Income Taxes	(3,006,469)	-9.97%	(19,467,922)	-126.27%

Benefit (Provision) for Income Taxes
Current	-	0.00%	-	0.00%
Deferred	-	0.00%	-	0.00%

Net Income (Loss)	(3,006,469)	-9.97%	(19,467,922)	-126.27%

Revenue

Total revenue for the year ended December 31, 2011 increased 96% to $30,149,482 compared to $15,417,647 in the comparable prior year period. The increase of $14,731,835 was largely the result of increased sales generated from our direct sales force and independent distributors compared to the prior year. In the middle of 2009, we transitioned from a 100% distributor based sales model to a hybrid model which includes sales from our direct sales force as well as independent distributors which has increased the market penetration of our products. In addition, in 2011, the Company recorded stocking order sales to independent entities of approximately $2.9 million which also contributed to the increase in revenue compared to the prior year.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 171% or $5,745,374 to $9,109,250 from $3,363,876 for the twelve months ended December 31, 2010. The increase was largely the result of increased costs associated with our higher sales. During the fourth quarter of 2011, we extended a right of first refusal contract with one of our donor agencies for a four year period. In connection with the extension, we agreed to write off a receivable due from the donor agency in the amount of approximately $795,000 and recorded the write off as an increase in cost of tissue sales. Also, during the fourth quarter, we increased our inventory reserve by approximately $200,000 associated with a voluntary market withdrawal of product during 2011 and recorded a write off of $200,000 of scrap inventory on a portion of our medical device inventory. In addition, we experienced an increase to the percentage of our general and administrative overhead expense allocated to cost of tissue sales based upon increased production which resulted in a higher cost of tissue sales than the prior year. As a percentage of tissue sales, cost of tissue sales was 30 % of revenues compared to 22% in the prior year. Excluding the above adjustments, cost of tissue sales for 2011 was 25% of revenue due to increased sales discounts on stocking orders to independent entities and an increase in the percentage of overhead costs allocated to inventory and cost of sales compared to the prior year.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 40%, or $7,853,063, for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 23%, or $1,987,092, to $6,559,101, for the twelve months ended December 31, 2011 compared to 2010. The decrease is largely associated with decreased legal and professional fees incurred between the two periods as these costs were higher in 2010 when we became a public company. In addition, we increased the percentage of our corporate general and administrative overhead allocated to inventory and cost of sales which resulted in increased cost of sales and a decrease in general and administrative expenses

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 108%, or $9,603,911, to $18,501,204 for the twelve months ended December 31, 2011 from $8,897,293 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 61% in 2011 from 58% in the prior year.  The increases were primarily the result of increased sales personnel costs, sales commissions and travel costs associated with the larger sales force as well as an increase in marketing and advertising activities in 2011 as part of our switch to a direct sales force model from a distributor based model.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense increased 19% to $755,387 for the twelve months ended December 31, 2011 from $633,827 in the comparable prior year period. The increase reflects increased equipment purchases made by us during 2011.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non- cash consulting expense increased $114,684 to $1,675,008 for the twelve months ended December 31, 2011 from $1,560,324 in the comparable year period, an increase of 7%. As a percentage of revenues, restricted stock expense for the twelve months ended December 31, 2011 was 6%, compared to 10% in the prior year.

Other Expense

For 2011, the Company recorded a non cash charge of approximately $1,300,000 associated with the write off of unamortized debt discount in connection with the repayment of outstanding debt during the year.

Interest Expense

Interest expense is from our promissory notes and convertible debt instruments. Interest expense for 2011 decreased $484,000 to $1,162,597, as compared to $1,646,940 in 2010. The decrease was the result of the conversion of convertible debt instruments to equity in during 2010 resulting in reduced interest expense between the periods.

Change in Warrant Derivative Liability

For 2011, the Company recorded a decrease in its non cash warrant derivative liability of $6,377,671 based upon the decrease in the closing price of the Company’s common stock at December 31, 2011 compared to December 31, 2010. The liability is associated with the issuance of warrants as part of its convertible debt financing, and WTI financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit line and other debt transactions. On June 30 and July 30, 2010, we raised approximately $9,272,000 through a private placement of equity securities and conversion of a portion of a bridge loan financing. In addition, during November 2010 and January 2011, we finalized a debt transaction with WTI which resulted in gross proceeds to the Company of $2,500,000 and established an accounts receivable credit facility of up to $5 million with Bridge Bank. In May 2011, we established an equity credit facility with Lincoln Park Capital which provides access to up to $30 million in cash based upon the sale of up to 5 million shares of our common stock from time to time at the Company’s option. In July 2011, we closed on a $7 million term loan transaction with Midcap Financial and Silicon Valley Bank and a portion of the proceeds were used to pay off the WTI loan and the Bridge Bank credit facility. At December 31, 2011, we had approximately $7,834,000 of cash and cash equivalents and accounts receivables.

Net cash used in operating activities for 2011 was $7,362,138. This was primarily related to cash used to fund our operations as well as an increase of accounts receivable of $4,636,860 and an increase in our inventory balance of $2,365,403. For 2010, net cash used in operating activities was $8,371,968.

Net cash used in investing activities for 2011 was $1,017,319 due largely to the purchase of property and equipment in the amount of $962,306.

Net cash provided by financing activities was $8,803,087 and $9,461,666 for 2011 and 2010, respectively. The net cash provided from financing activities during 2011 was primarily the result of the closing of the $7 million term loan financing with Midcap Financial and Silicon Valley Bank, a portion of the proceeds of which were used to pay off our WTI and Bridge Bank debt. In addition, we raised approximately $3 million through the private placement of equity securities and $1.4 million through the exercise of stock options and warrants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our December 31, 2011 cash on hand and accounts receivable balance of $7,834,465, as well as credit lines available through our equity credit facility with Lincoln Park Capital and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through June 30, 2013. We incurred approximately $19 million in sales and marketing expenses in 2011 and expect to incur $26 million in 2012 as our revenues continue to increase. The increased sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. The incurrence of these additional expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bacterin International Holdings, Inc.

Belgrade, Montana

We have audited the accompanying consolidated balance sheet of Bacterin International Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacterin International Holdings, Inc. and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

March 29, 2012

Denver, Colorado

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Bacterin International Holdings, Inc.

We have audited the consolidated balance sheet of Bacterin International Holdings, Inc. (the Company) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacterin International Holdings, Inc. as of December 31, 2010, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah

April 7, 2011

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Balance Sheets as of December 31, 2011 and 2010

	As of
	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$751,111	$327,481
Trade accounts receivable, net of allowance for doubtful accounts of $1,232,806 and $157,269, respectively	7,083,354	3,522,031
Accounts receivable - related party	-	613,034
Inventories, net	8,479,710	5,440,638
Prepaid and other current assets	289,326	572,015
Total current assets	16,603,501	10,475,199

Non-current inventories	920,542	1,439,384
Property and equipment, net	3,774,140	3,397,320
Intangible assets, net	656,133	355,639
Goodwill	728,618	-
Note receivable - related party	-	82,398
Other assets	486,914	13,675

Total Assets	$23,169,848	$15,763,615

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,654,263	$2,260,237
Accounts payable - related party	513,193	573,036
Accrued liabilities	3,762,211	1,391,540
Warrant derivative liability	2,344,516	9,690,741
Current portion of capital lease obligations	33,791	30,105
Current portion of long-term debt	1,632,978	234,149
Total current liabilities	10,940,952	14,179,808

Long-term Liabilities:
Capital lease obligation, less current portion	89,580	13,185
Long-term debt, less current portion	6,638,270	2,189,866
Total Liabilities	17,668,802	16,382,859

Commitments and Contingencies (Note 12)

Stockholders' Equity (Deficit)
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 40,841,218 shares issued and outstanding as of December 31, 2011 and 36,994,715 shares issued and outstanding on December 31, 2010	40	37
Additional paid-in capital	45,452,732	36,325,976
Retained deficit	(39,951,726)	(36,945,257)
Total Stockholders’ Equity (Deficit)	5,501,046	(619,244)

Total Liabilities & Stockholders’ Equity	$23,169,848	$15,763,615

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	Twelve Months Ended December 31,
	2011	2010
Revenue
Tissue sales	$29,657,423	$15,214,775
Royalties and other	492,059	202,872
Total Revenue	30,149,482	15,417,647

Cost of tissue and medical devices sales	9,109,250	3,363,876

Gross Profit	21,040,232	12,053,771

Operating Expenses
General and administrative	6,559,101	8,546,193
Sales and marketing	18,501,204	8,897,293
Depreciation and amortization	755,387	633,827
Non-cash consulting expense	1,675,008	1,560,324
Other expense	-	1,030,290
Total Operating Expenses	27,490,700	20,667,927

Loss from Operations	(6,450,468)	(8,614,156)

Other Income (Expense)
Interest expense	(1,162,597)	(1,646,940)
Change in warrant derivative liability	6,377,671	(9,206,826)
Other expense	(1,771,075)	-

Total Other Income (Expense)	3,443,999	(10,853,766)

Net Loss Before Benefit (Provision) for Income Taxes	(3,006,469)	(19,467,922)

Benefit (Provision) for Income Taxes
Current	-	-
Deferred	-	-

Net Income (Loss)	$(3,006,469)	$(19,467,922)

Net income (loss) per share:
Basic	$(0.08)	$(0.61)
Dilutive	(0.08)	(0.61)

Shares used in the computation:
Basic	38,944,256	32,178,342
Dilutive	38,944,256	32,178,342

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2011, and 2010

						Total
	Common Stock		Additional	Retained	Treasury	Shareholders'
	Shares	Amount	Paid-In-Capital	Deficit	Stock	Equity (deficit)

Balance at December 31, 2009	28,211,563	$28	$22,238,747	$(17,477,335)	$(76,566)	$4,684,874
Issuance of common stock, options and warrants:
Private placement	3,618,750	4	4,937,517	-	-	4,937,521
Purchase and reissuance of dissenter shares	-	-	(595,152)	-	-	(595,152)
Conversion of notes to common stock	32,753	-	52,404	-	-	52,404
Conversion of bridge notes to common stock	2,735,107	3	3,934,713	-	-	3,934,716
Placement of agent shares	106,217	-	67,253	-	-	67,253
Sale of common stock	6,250	-	10,000	-	-	10,000
Purchase of treasury stock	-	-	-	-	(135,470)	(135,470)
Retirement of treasury stock	(69,044)	-	(212,036)	-	212,036	-
Exercise of warrants	853,858	-	2,902,720	-	-	2,902,720
Issuance of warrants	-	-	405,000	-	-	405,000
Stock-based compensation	264,165	1	1,672,128	-	-	1,672,129
Warrants/shares issued in legal settlement	30,000	-	772,047	-	-	772,047
Exercise of options	24,500	-	40,328	-	-	40,328
Debt discount - WTI	-	-	100,308	-	-	100,308
Reverse merger transactions	1,180,596	1	(1)	-	-	-
Net loss	-	-	-	(19,467,922)	-	(19,467,922)
Balance at December 31, 2010	36,994,715	37	36,325,976	(36,945,257)	-	(619,244)

Issuance of common stock, options and warrants:
Private placement	939,377	1	2,974,618	-	-	2,974,619
Exercise of warrants	977,679	1	1,358,459	-	-	1,358,460
Stock grants	230,499	-	548,261	-	-	548,261
Stock-based compensation	538,500	-	2,007,467	-	-	2,007,467
Exercise of options	775,833	1	1,010,563	-	-	1,010,564
Debt discount - WTI	-	-	227,388	-	-	227,388
Acquisition of RMS	384,615	-	1,000,000	-	-	1,000,000
Net loss	-	-	-	(3,006,469)	-	(3,006,469)
Balance at December 31, 2011	40,841,218	$40	$45,452,732	$(39,951,726)	$-	$5,501,046

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	Twelve Months Ended December 31,
	2011	2010
Operating activities:
Net income (loss)	$(3,006,469)	$(19,467,922)
Noncash adjustments:
Depreciation and amortization	755,387	682,544
Amortization of debt discount	302,465	-
Write-off of debt discount	1,307,977	-
Non-cash consulting expense/stock option expense	2,555,727	2,849,177
Provision for losses on accounts receivable and inventory	1,425,537	814,357
Write-off of accounts receivable-related party	795,000	-
Non-cash interest expense	-	870,655
Change in derivative warrant liability	(6,377,671)	9,206,826
Loss on impairment of intangible assets		183,234
Changes in operating assets and liabilities:
Accounts receivable	(4,636,860)	(2,283,079)
Accounts receivable-related party	(181,966)	-
Notes receivable	-	(342,469)
Inventories	(2,365,403)	(2,618,200)
Prepaid and other current assets	(190,550)	(624,414)
Accounts payable	334,183	1,429,413
Accrued liabilities	1,920,505	927,910
Net cash used in operating activities	(7,362,138)	(8,371,968)

Investing activities:
Purchases of property and equipment	(962,306)	(783,051)
Notes receivable from stockholder	82,398	-
Intangible asset additions	(137,411)	(33,321)
Net cash (used in) investing activities	(1,017,319)	(816,372)

Financing activities:
Proceeds from the issuance of long-term debt	9,579,687	3,973,435
Proceeds from the issuance of convertible notes	-	4,700,000
Payments on long-term debt	(5,115,504)	(1,588,554)
Payments on convertible debt	-	(1,790,000)
Payments on notes payable	-	(1,074,289)
Payments on capital leases	(36,182)	(68,855)
Payments on related party notes	-	(183,461)
Proceeds from issuance of stock	2,974,618	5,160,963
Proceeds from exercise of options	1,010,563	40,328
Proceeds from exercise of warrants	389,905	1,018,806
Purchase of treasury stock	-	(726,707)
Net cash provided by financing activities	8,803,087	9,461,666

Net change in cash and cash equivalents	423,630	273,326

Cash and cash equivalents at beginning of period	327,481	54,155
Cash and cash equivalents at end of period	$751,111	$327,481

See notes to audited consolidated financial statements.

Notes to Consolidated Financial Statements

(1)           Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Bacterin International, Inc., a Nevada corporation, (collectively, the “Company” or “Bacterin”). All intercompany balances and transactions have been eliminated in consolidation. Bacterin’s biologics division develops, manufactures and markets biologics products to domestic and international markets.  Bacterin’s proprietary methods are used in human allografts to create stem cell scaffolds and promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and cartilage regeneration in knee and other joint surgeries.

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

An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net income or loss. The Company operates in two distinct lines of business consisting of the biologics and devices divisions. However, due to the immaterial revenue from devices to date, the Company reports as one segment.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 98% and 97% of sales were in the United States for 2011 and 2010, respectively. One customer accounted for approximately 6% of the Company’s revenue for 2011 and 2010, respectively. One customer represented 21% and 6% of accounts receivable at December 31, 2011 and 2010, respectively. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at December 31, 2011.

Revenue by geographical region is as follows:

	Year ended December 31,
	2011	2010
United States	$29,571,446	$14,941,562
Rest of World	578,036	476,085
	$30,149,482	$15,417,647

 Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period; the carrying amount of property and equipment and intangible assets; valuation allowances for trade receivables and deferred income tax assets; valuation of the warrant derivative liability; inventory reserve; contingent consideration from acquisitions; and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.  Cash equivalents are recorded at cost, which approximates market value. At times the Company maintains deposits in financial institutions in excess of federally insured limits.

Accounts Receivable

Accounts receivable represents amounts due from customers for which revenue has been recognized. Normal terms on trade accounts receivable are net 30 days and some customers are offered discounts for early pay.   The Company performs credit evaluations when considered necessary, but generally does not require collateral to extend credit.

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer's current creditworthiness, customer concentration, age of accounts receivable balance, general economic conditions that may affect a customer's ability to pay and management judgment. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for doubtful accounts are charged to expense. The Company does not have any off-balance sheet credit exposure related to its customers.

Accounts Receivable - Related Party

Accounts receivable from a related party included amounts due from West Coast Tissue Service, a supplier of donors to the Company (See Note 3).

Accounts Payable - Related Party

Accounts payable to a related party included amounts due to American Donor Services, a supplier of donors to the Company (See Note 16).

Inventories

 Inventories are stated at the lower of cost or market.  Cost is determined using the specific identification method and includes materials, labor and overhead. The Company calculates an inventory reserve for estimated obsolescence or excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense, which is generally recorded to cost of tissue and medical devices sales.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years for computers and equipment, and 30 years for buildings. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the lease. Repairs and maintenance are expensed as incurred.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment. The Company conducts its annual impairment test on December 31 of each year. See further discussion of goodwill in Note 4 below.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. The only derivative instruments presented in the accompanying consolidated financial statements relates to warrants issued in connection with certain debt financings. The Company has not designated its warrant derivative liability as a hedging instrument as described in ASC 815 and any changes in the fair market value of the warrant derivative liability is recognized in the statement of operations during the period of change. See Note 11, “Warrants” below.

Intangible Assets

 Intangible assets with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets primarily consist of patents and include costs to acquire and protect Company patents and are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives of 15 years.

Grants

As part of the Company’s efforts to build the development of new technologies, tissue donation and expansion of tissue supply, the Company, may, from time-to-time either provide or receive grants.  These grant receipts are used for research and development efforts and are recorded in royalties and other income. The Company recognizes revenue from grants from the government as related costs are incurred, as long as such costs are within the funding limits specified by the underlying grant agreement. No grants were received in 2011, while approximately $244,000 of grant revenue was received in 2010.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the products or services have been delivered; c) the Company's fee for providing the products and services is fixed or determinable; and d) collection of the Company’s fee is probable.

The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes.  If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired.

The Company ships to certain customers under consignment arrangements whereby the Company’s product is stored by the customer.  The customer is required to report the use to the Company and upon such notice, the Company invoices the customer and revenue is recognized when above criteria has been met.

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with Nufix, RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for 2011 and 2010.

Research and development services revenue is recognized as performed, based on the incurrence of qualifying costs or achievement of milestones as prescribed in the arrangement.

Non Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are marked to market ratably over the vesting period and are recorded in Non cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $81,000 and $49,000 were expensed for the years ended December 31, 2011 and 2010, respectively.

Other Expense

Other non-operating expense in 2011 consisted of a non cash charge of approximately $1,300,000 of debt discounts written off in connection with the new 2011 term loan financing with MidCap Financial and Silicon Valley Bank. Other operating expense in 2010 consisted of a non cash charge of approximately $722,000 associated with a legal settlement with a former officer and other miscellaneous operating expenses.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new technologies and processes for tissue and coatings, are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for deferred taxes as prescribed under FASB Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. See further discussion and disclosures in Note 13.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2011 and 2010 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

A reconciliation of the denominator used in the calculation of basic and diluted net (loss) per share is as follows:

	Year Ended
Net Loss Per Share:	December 31,
	2011	2010
Net Loss	$(3,006,469)	$(19,467,922)
Basic net loss per share	$(0.08)	$(0.61)
Weighted average common shares outstanding for basic net loss per share	38,944,256	32,178,342

Dilutive earnings per share are not reported as their effects of including 5,008,670 and 11,142,303 outstanding stock options and warrants for the twelve months ended December 31, 2011 and 2010, respectively are anti-dilutive.

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

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts receivable – related party, accounts payable, other accrued expenses and long-term debt, approximate their fair values on terms and actual interest rates.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2011 and December 31, 2010, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of December 31, 2011 and December 31, 2010 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of December 31, 2011	As of December 31, 2010
Level 1	-	-
Level 2	-	-
Level 3	$2,344,516	$9,690,741

Acquisition contingent consideration liability

	As of December 31, 2011	As of December 31, 2010
Level 1	-	-
Level 2	-	-
Level 3	$450,166	-

The valuation technique used to measure fair value of the warrant liability and contingent consideration is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ending December 31, 2011:

Balance at January 1, 2011	$9,690,741
Gain recognized in earnings	(6,377,671)
Warrant exercises	(968,554)
Balance at December 31, 2011	$2,344,516

During the year ended December 31, 2011, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-04), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. This ASU is effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated results of operation, financial position or liquidity.

In September 2011, the FASB issued ASU 2011-08 on testing goodwill for impairment that will become effective for the Company in the first quarter of 2012; however, early adoption is permitted. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. The Company elected to early adopt this pronouncement in 2011.

(2)	Equity

Reverse Merger/Financing Transactions

On June 30, 2010, the Company completed a reverse merger transaction (the “Reverse Merger”), in which we caused Bacterin International, Inc., a Nevada corporation (“BII”), to be merged with and into a wholly-owned Nevada subsidiary of Bacterin International Holdings, Inc. f/k/a K-Kitz Incorporated, a Delaware corporation (“BIHI”) whereby the stockholders of BII obtained control of BIHI. The Reverse Merger was consummated under Nevada corporate law pursuant to an Agreement and Plan of Merger, dated as of June 30, 2010.  As a result of the Reverse Merger, BII became a wholly-owned subsidiary of BIHI and we are now engaged, through BII, in the business of biomaterials research, development, and commercialization. Shortly before the Reverse Merger, K-Kitz Incorporated changed its name to Bacterin International Holdings, Inc. and the former business of K-Kitz Incorporated was discontinued following the Reverse Merger transaction. When used herein, “Bacterin” refers to BII prior to the Reverse Merger and BIHI following the Reverse Merger.

Pursuant to the terms of the Reverse Merger, the stockholders of BII immediately preceding the Reverse Merger received one share of BIHI common stock for each two shares of BII common stock such stockholder held prior to the Reverse Merger (effectively resulting in a de facto one-for-two reverse stock split of the then outstanding BII shares). The aggregate number of BIHI shares of common stock so issued to the BII stockholders, being 28,257,133 shares, represented approximately 96% of our outstanding common stock as of the closing of the Reverse Merger on June 30, 2010, prior to taking into account the issuance of any shares of our common stock pursuant to the private placement described below.

All share amounts, including those for which any securities are exercisable or convertible, have been adjusted to reflect the conversion ratio used in the Reverse Merger.  In addition, stockholders equity and earnings per share have been retroactively restated to reflect the number of shares of BIHI common stock received by BII stockholders in the Reverse Merger or the number of shares of BIHI common stock receivable by former BII stockholders upon exercise or conversion of other securities held by them, as applicable.

BII was deemed to be the acquiring company for accounting purposes and, accordingly, the Reverse Merger has been accounted for as a recapitalization.  The consolidated financial statements of the Company after the Reverse Merger reflect the historical financial results of BII before the consummation of the Reverse Merger and do not include the historical financial results of K-Kitz Incorporated before the consummation of the Reverse Merger.

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

In the second quarter of 2011, we raised net $2,974,618 in a private placement transaction under Rule 506 of Regulation D. The transaction resulted in the issuance of 939,377 shares of our common stock and warrants to purchase 375,747 shares of our common stock.

On May 27, 2011, we entered into a Purchase Agreement and Registration Rights Agreement with Lincoln Park Capital Fund, LLC (“LPC”) whereby LPC agreed to purchase up to $31 million of our common stock from time to time pursuant to the terms of the Purchase Agreement and we agreed to register the shares purchased by LPC. Upon signing the Purchase Agreement, LPC purchased 326,798 shares of our common stock for $1,000,002 and also received warrants to purchase 130,719 shares at an exercise price of $3.06 per share, the closing price on May 26, 2011, as part of a private placement transaction pursuant to Rule 506 of Regulation D in the second quarter of 2011 in which we raised a total of $3,027,504 and issued 939,377 shares of our common stock and warrants to purchase 375,747 shares of our common stock.

In consideration for entering into the Purchase Agreement, we issued 128,506 shares of our common stock to LPC as initial commitment shares and we agreed to issue up to 164,675 additional commitment shares on a pro rata basis when LPC purchases additional shares. We may terminate the Purchase Agreement at any time at our sole discretion without any cost to us.

In addition, the asset management firm has committed to invest, up to an additional $30 million through the purchase of shares of our common stock from time to time. The transactions will be at our sole option with no additional warrants granted.

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allows us to borrow $7 million and up to an additional $8 million in connection with a permitted acquisition through December 31, 2011. The $8 million portion expired unused as of December 31, 2011. The credit facility is secured by substantially all of our assets and carries an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3%. Repayment will be interest only for the first nine months, with principal and interest for the subsequent 33 months.

(3)           Accounts Receivable - related party

Our Chief Executive Officer serves as a Board member of West Coast Tissue Services. This entity recovers tissues from donors and we reimburse them for recovery fees including labor costs.

Accounts receivable - related party consist of the following:

	December 31, 2011	December 31, 2010

West Coast Tissue Service, Inc.	$-	$613,034

West Coast Tissue Service, Inc. is a non-profit corporation organized under Section 501(c)(3) of the Internal Revenue Code.  The Company has contracted with West Coast Tissue Service to acquire its donor tissue for use in the Company’s production.  If the Company were unable to continue to receive donor tissue, it may have a material effect on its financial statements and results of operations.  The notes were non-interest bearing. In December 2011, the Company entered into a four year extension agreement with West Coast Tissue Service which provides the Company with a right of first refusal on donor tissue. As part of the agreement, the Company agreed to write-off the accounts receivable balance of $795,000 which was recorded in cost of tissue and medical device sales.

(4) Acquisition

On July 11, 2011, we signed an Asset Purchase Agreement (“Agreement”) with Robinson MedSurg, LLC (“Seller”), a company engaged in the manufacture, distribution and sale of implantable medical devices for maxillofacial, craniofacial and orthopedic uses. These products are used by many of our current customers and therefore represents an opportunity to expand our product offerings to these customers. Under the terms of the Agreement, we purchased certain assets from Seller, as described in the Agreement, for $1 million in common stock. In addition, we agreed to pay Seller an additional $500,000 in common stock when gross revenue from the sale of products resulting from the purchased assets (“Products”) equals or exceeds $1 million, and an additional $500,000 in common stock when gross revenue from the sale of Products equals or exceeds $2 million, provided that such gross revenue thresholds are achieved within 2 years. We also engaged the sole member of Seller as a consultant. We accounted for this business combination under the acquisition method in accordance with ASC 805 – Business Combinations, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Revenue in the second half of 2011 was immaterial.

The purchase price was allocated as follows:

Finished inventory	$504,827
Customer list	157,077
Trademark	59,644
Goodwill	728,618

Total purchase price	$1,450,166

Goodwill is primarily made up of business synergies expected from the additional product offerings through our established distribution network. Goodwill is not expected to be deductible for tax purposes.

The consideration for the purchase price was made up of the following components:

Stock issued	$1,000,000
Contingent consideration	450,166
Total consideration	$1,450,166

The initial valuation of the contingent consideration was based upon management’s estimates of the probability of reaching the milestones that would trigger the requirement to pay the contingent amounts. No changes to the assumptions made to value the contingent consideration were made in the second half of the year ended December 31, 2011, and there has been no change in the recognized amount of the contingent consideration liability.

The useful lives of the Customer List and the Trademark are 5 years and 15 years, respectively resulting in the following amortization schedule:

2012	35,392
2013	35,392
2014	35,392
2015	35,392
Thereafter	57,457
Total	$199,025

(5)           Inventories

Inventories consist of the following:

	December 31,
Current inventories	2011	2010
Raw materials	$1,612,901	$709,800
Work in process	2,586,047	1,212,468
Finished goods	5,107,400	4,239,972
	9,306,348	6,162,240
Reserve	(826,638)	(721,602)
Current inventories, total	$8,479,710	$5,440,638
Non-current inventories
Work in process	$-	$588,295
Finished goods	920,542	851,089
Non-current inventories, total	$920,542	$1,439,384
Total inventories	$9,400,252	$6,880,022

(6)           Property and Equipment, Net

Property and equipment, net are as follows:

	December 31,
	2011	2010
Buildings	$1,653,263	$1,613,628
Equipment	3,597,471	3,330,156
Computer equipment	392,375	255,170
Computer software	228,054	144,353
Furniture and fixtures	171,418	75,007
Leasehold improvements	1,357,218	902,916
Vehicles	68,306	68,306
Total cost	7,468,105	6,389,536
Less: accumulated depreciation	(3,693,965)	(2,992,216)
	$3,774,140	$3,397,320

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of December 31, 2011, the Company has recorded $153,655 gross assets in Equipment, and $15,048 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for 2011 and 2010, was $109,171 and $86,251, respectively.  Depreciation expense related to property and equipment, including property under capital lease for 2011 and 2010 was $701,748 and $633,828, respectively.

(7)           Intangible Assets

Bacterin has been issued various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

Intellectual Property	December 31, 2011	December 31, 2010
Gross carrying value	$809,615	$455,483
Accumulated amortization	$(153,482)	$(99,844)
Net carrying value	$656,133	$355,639

Aggregate amortization expense:	$53,638	$48,715

Estimated amortization expense:

2012		$71,130
2013		$71,130
2014		$71,130
2015		$71,130
2016		$71,130
Thereafter		$300,483

In 2010, the Company recorded a loss on impairment of intangible assets of $183,234, net of $105,074 of accumulated amortization of the impaired assets.

(8)           Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2011	2010
Acquisition contingent liability	$450,166	$-
Accrued stock compensation	608,933	197,763
Wages/commissions payable	1,289,827	415,386
Other accrued expenses	1,413,285	778,391
	$3,762,211	$1,391,540

(9)          Long-term Debt

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allows us to borrow $7 million and up to an additional $8 million in connection with a permitted acquisition through December 31, 2011. The $8 million portion expired unused as of December 31, 2011. The credit facility is secured by substantially all of our assets and carries an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3% and contains covenants based upon revenue thresholds, which were met as of December 31, 2011. As of December 31, 2011, LIBOR was 0.295%. Repayment will be interest only for the first nine months, with principal and interest for the subsequent 33 months.

Long-term debt consists of the following:

	December 31, 2011	December 31, 2010
Loan payable to MidCap, LIBOR plus 7.5% maturing January 2015	$4,666,667	$-
Loan payable to SVB, LIBOR plus 7.5% maturing January 2015	2,333,333
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,464,183	1,500,000
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	-	1,250,000
12.553% loan payable to Venture Lending and Leasing, variable monthly payments, maturing in November, 2013, secured by equipment	-	1,250,000
	8,464,183	4,000,000

Less: Current portion	(1,632,978)	(234,149)
Debt discount	(192,935)	(1,575,985)
Long-term debt	$6,638,270	$2,189,866

The following is a summary of maturities due on the debt as of December 31, 2011:

2012	1,740,396
2013	2,591,806
2014	2,594,665
2015	264,363
Thereafter	1,272,953
Total	$8,464,183

(10)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The plan is currently administered by the compensation committee of our Board of Directors. The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the incentive plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 9 million shares are authorized under the Plan and at December 31, 2011, we had approximately 2,538,190 shares available for issuance . Shares issued under the Plan may be authorized, but unissued, or reacquired shares.

Stock compensation expense recognized in the statement of operations for the years ended December 31, 2011 and 2010 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

·	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a weighted-average rate of 2.16% for year ended December 31, 2011.

Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used a weighted-average expected term of 6.4 years for the year ended December 31, 2011.

·	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a weighted-average volatility rate of 46% for the year ended December 31, 2011.

·	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% as of December 31, 2011 and 2010.

Activity under our stock option plans was as follows:

47

	2011			2010
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	3,850,743	$1.38	$0.84	3,353,493	$1.33	$0.64
Granted	2,261,750	2.90	1.39	1,228,000	1.60	1.27
Exercised	(775,833)	1.31	0.66	(24,500)	1.34	0.52
Cancelled or expired	(507,750)	2.42	1.23	(706,250)	1.52	0.70
Outstanding at December 31	4,828,910	$2.14	$1.01	3,850,743	$1.38	$0.84
Exercisable at December 31	2,194,593	$1.63	$0.67	1,536,198	$1.13	$0.58

The total intrinsic value of options exercised in 2011 was $787,531. The aggregate intrinsic value of options outstanding as of December 31, 2011 is $4,937,117. The aggregate intrinsic value of exercisable options as of December 31, 2011 is $3,224,174. As of December 31, 2011, there were 2,634,317 unvested options with a weighted average fair value at the grant date of $1.25 per option. As of December 31, 2011, the total compensation related to nonvested awards not yet recognized is $2,955,740 and is expected to be recognized over 3.7 years.

From time to time we may grant stock options and restricted stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The following table summarizes restricted stock award activity during the year ended December 31, 2011:

Shares
Outstanding at Jan. 1, 2011	536,000
Awarded	1,635,400
Vested	(538,500)
Outstanding at December 31, 2011	1,632,900

The restricted stock awards generally vest over three to five year periods. The Company recognized non cash consulting expense of $1,675,008 and $1,560,324 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the total expense related to nonvested restricted stock awards not yet recognized is $4,096,661 and is expected to be recognized over four years.

(11)           Warrants

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

In the fourth quarter of 2010, we also issued warrants to purchase 489,710 shares of our common stock to a limited group of investors at an exercise price of $4.00 per share in exchange for those investors exercising their existing 489,710 warrants at exercise price ranging from $2.16 to $2.50 per share.

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

The following table summarizes our warrant activities for the period ended December 31, 2011:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2011	7,291,560	$2.08
Issued	701,378	2.99
Exercised	(1,025,409)	1.73
Cancelled or expired	-	-

Outstanding at December 31, 2011	6,967,529	$2.22

We utilize a lattice model to determine the fair market value of the warrants. The 1,570,565 warrants issued in connection with the bridge financings and the 375,000 warrants issued in connection with the WTI financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. There were 133,474 additional warrants issued to WTI in the second quarter of 2011 as a result of the private placement triggering the anti-dilution clause in the original warrant agreement. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $6,377,671 resulting from the change in the fair value of the warrant derivative liability for the year ended December 31, 2011, respectively. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

Value of underlying common stock (per share)	$1.56
Risk free interest rate	0.32%
Expected term	4.67 years
Dividend yield	0%
Volatility	69%

The following table summarizes our activities related to our warrants used in the derivative liability for the period ended December 31, 2011:

Balance at January 1, 2011	1,595,473
Derivative warrants issued	133,474
Derivative warrants exercised	(222,940)
Balance at December 31, 2011	1,506,007

(12)           Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2013. For one facility, we have the option to extend the lease for another ten year term and have right of first refusal on any sale. We lease additional office facilities under month-to-month arrangements. Future minimum payments for the next five years and thereafter as of December 31, 2011, under these leases, are as follows:

2012	$185,167
2013	$93,000

Rent expense was $214,611 and $148,284 for the years ended December 31, 2011 and 2010, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Indemnifications

Our arrangements generally include limited warranties and certain provisions for indemnifying customers against liabilities if our products or services infringe a third-party's intellectual property rights. To date, we have not incurred any material costs as a result of such warranties or indemnifications and have not accrued any liabilities related to such obligations in the accompanying financial statements.

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by us, arising out of that person's services as our director or officer or that person's services provided to any other company or enterprise at our request.

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

In January 2012, we settled a previously disclosed action we initiated against a former employee, Patrick Klingler, and his current employer, Tissue Transplant Technology, Ltd., aka Bone Bank Allografts in the District Court for Douglas County, Colorado.  The settlement agreement provides that Mr. Klingler and his employer will not use our proprietary information or solicit our employees, and both parties agreed not to disparage the other parties.

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv558-REB-MEH against Tissue Transplant Technology, Ltd, a Texas Limited Partnership and its general partner T-TOT, LLC, a Texas Limited Liability Company; and Transplant Technologies of Texas, Ltd, a Texas Limited Partnership, and its general partners TTT, LLC, a Texas Limited Liability Company and JWL Management, LLC, a Texas Limited Liability Company.  Defendant Tissue Transplant Technology, LTD is using the trademark "Sterisponge" to identify various allograft products in the marketplace.  In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin has asserted against Tissue Transplant Technology, LTD claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law.  In addition, Bacterin has also asserted against Transplant Technologies of Texas, LTD a claim for cancellation of a Federal Registration for "Sterisponge".  Bacterin seeks injunctive relief, damages and exemplary damages to be determined at trial.

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv555-REB-KLM against Evologics, LLC, a Texas limited liability corporation.  Defendant Evologics is using the trademark "Evosponge" to identify various allograft products in the marketplace.  In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin has asserted against Evologics claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law.  Bacterin seeks injunctive relief, damages and exemplary damages to be determined at trial.

We believe that the resolution of these matters will not have a material effect on our financial position, results of operations or liquidity. Legal fees are charged to expense as incurred, unless the probability of incurring a loss is probable and the amount can be reasonably estimated, in which case the estimated loss is accrued.

(13)           Income Taxes

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of income (loss) before provision for income taxes consist of the following:

	Year Ended December 31,
	2011	2010
United States	$(3,006,469)	$(19,467,922)
	$(3,006,469)	$(19,467,922)

The components of the income tax provision are as follows:

Year Ended December 31,
	2011	2010
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
	$-	$-

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% to income tax expense is as follows:

	Year Ended December 31,
	2011	2010
Statutory Federal tax rate	$(1,052,264)	$(6,813,739)
Valuation allowance	3,729,905	7,751,559
State income taxes, net of Federal benefit	(172,752)	(1,118,621)
Change in Warrant Derivative Liability	(2,598,646)	-
Nondeductible meals & entertainment expense	93,757	180,801
	$-	$-

Deferred tax components are as follows:

	At December 31,
	2011	2010
Deferred tax assets:
Current deferred tax assets
Accrued liability for vacation	$78,972	$99,352
Bad debt reserve	540,462	64,081
Charitable contributions carrforward	14,835	-
Inventory reserve	362,399	294,024
Restricted stock compensation	266,957	-
Total current deferred tax assets	1,263,625	457,457
Valuation Allowance	(1,263,625)	(457,457)

Net current deferred tax assets	-	-

Noncurrent deferred tax assets
Net operating loss carryovers	9,673,993	5,941,272
Stock warrant expense	-	820,095
Debt issuance expense and other	-	1,090,381
Warrant derivative liability	-	3,948,589
Stock option compensation	749,755	1,569,121
Total noncurrent deferred tax assets	10,423,748	13,369,458
Valuation allowance	(10,407,184)	(13,254,895)

Net noncurrent deferred tax assets	16,564	114,563

Deferred tax liabilities:
Goodwill Amortization	(3,782)	-
Depreciation	(31,037)	(120,767)
Amortization	18,255	6,204
Total deferred tax liabilities	(16,564)	(114,563)

Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance decreased by $2,041,543 in 2011 and increased by $6,081,174 in 2010.

At December 31, 2011 and 2010, the Company had total domestic Federal and state net operating loss carryovers of approximately $22,069,461 and $14,687,050, respectively. Federal net operating loss carryovers expire at various dates between 2024 and 2031, while state net operating loss carryovers expire between 2024 and 2031.

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

The 2008 through 2010 tax years remain open to examination by the Internal Revenue Service and the 2006 to 2010 tax years remain open to the Montana Department of Revenue. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the years ended December 31, 2011 and 2010.

(14)           Employee Benefit Plans

 As of January 1, 2011, we switched from a SIMPLE IRA to a 401(k) retirement plan.  Qualified employees may defer their salary and the deferrals are matched up to 2%.  The 2% matching was $92,000 for 2011 and was paid by December 31, 2011.  Employees who made contributions in 2011 must have been employed as of December 31, 2011 to be eligible for the matching contribution.  The plan covers substantially all full-time employees.  Under the terms of the plan, participants may contribute up to the lower of $16,500 of their salary or the statutorily prescribed limit to the plan.  Employees are eligible after six months of employment and may enroll twice a year in January and July.

 (15)           Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Year ended
	December 31,
	2011	2010
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,039,703	$511,757
Income taxes	-	-
Non-cash activities:
Acquisition contingent consideration	$450,166	-
Warrants issued with debt	$227,388	-
Issuance of stock for business acquisition	$1,000,000	-
Conversion of accounts payable into common stock	$600,000	-
Decrease in warrant derivative liability due to warrant exercises	$968,554	-
Capital lease acquisition	$116,263	$-
Conversion of convertible notes payable into common stock	-	$2,054,620

(16)           Related Party Transactions

Our Chief Executive Officer serves as a Board member of West Coast Tissue Services. In addition, one of our directors, Mitchell Godfrey, serves as a Board member of American Donor Services. Both of these entities recover tissues from donors and we reimburse them for recovery fees including labor costs. These relationships benefit us, thus insuring we have a pipeline of current and future donors which is necessary for our success. During 2011, we forgave a note receivable amount of approximately $795,000 from West Coast Tissue. As of December 31, 2011, we had an accounts payable balance of $513,193 to American Donor Services. Accounts payable to American Donor Services of $600,000 as of May 2, 2011 was converted to 170,454 shares of common stock. No compensation is paid to our Chief Executive Officer or our director for their services to those entities.

At December 31, 2010, the Company has a note receivable from its Chief Executive Officer of $82,398 which existed prior to the reverse merger transaction in June, 2010, before we became a public corporation. The Company collected this amount in 2011.

(17)           Subsequent Events

During the first quarter of 2012, pursuant to our previously disclosed May 27, 2011 Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”) and S-3 registration statement declared effective on July 19, 2011, we issued approximately 1,475,037 shares of our common stock to LPC for aggregate proceeds of approximately $3,899,994. We intend to use the proceeds for working capital and general corporate purposes.

Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of December 31, 2011.  Based upon that evaluation, we concluded that as of December 31, 2011, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of December 31, 2011.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of December 31,2011 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of December 31, 2011 as detailed below:

1)  During 2011, the Company kept its inventory records under a separate operating system than its accounting system.  Accordingly, duplicate input was required for both systems, increasing the risk of errors in recording inventory transactions while requiring numerous reconciliations to be performed by Company personnel. In addition, the inventory system did not have the capability to generate historical detailed inventory reports which limited our ability to reconcile discrepancies between the accounting system and the inventory system.

Our efforts to remediate the weakness include the following:

-	During 2011, we purchased an integrated accounting operating and inventory system, and on December 28, 2011, we switched over to the new system. We believe our new system will substantially improve our ability to track our inventory.

2) Insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve routine, including monthly and quarterly sales and accounts payable cutoff timing, as well as complex accounting matters while completing the financial statement close process.  Until this design deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement in our annual or interim financial statements could occur and not be corrected or prevented by our internal control system in a timely manner.

Our efforts to remediate this weakness include the following:

-	We hired an outside consultant to advise us on certain technical accounting issues

-	We plan to expand the hiring of qualified accounting and finance personnel throughout 2012.

3) The documentation surrounding equity transactions for employees and consultants needs to be strengthened to comply with procedures outlined by the Company to ensure that all equity related transactions are properly recorded in the appropriate periods.

-	Our efforts to remediate the weakness include the following:

-	-Development of a standard operating procedure for the grant of all equity securities including the approval process by the Compensation Committee and the Board of Directors.

Item 9B.	Other Information

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

Executive Officers and Directors

The names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position

Guy Cook	47	Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer

Mitchell T. Godfrey	66	Director

Kent Swanson	67	Director

Michael Lopach	63	Director

Jon Wickwire	68	Director

John P. Gandolfo	51	Chief Financial Officer

Darrel Holmes	58	Chief Operating Officer

Nicholas Navarro	32	National Sales Manager

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

Kent Swanson, Director, was with Accenture for over 32 years, retiring from the firm in 2001 as a Senior Partner.  He held global leadership and management positions in a wide range of industries and geographies.  From 2001 to 2008, he was the Board Chair of ALN Medical Management; providing outsourced services for clinic-based physician practices.  Also from 2001 to 2008, he was Board Chair for Boys Hope Girls Hope of Colorado, a charitable organization providing a home and scholarship education for disadvantaged children with significant capabilities and promise.  From 2002 to 2009, he was a Board member, Audit Committee member and Compensation Committee Chair for MPC Computers.  Mr. Swanson graduated with distinction from the University of Minnesota earning an M.S. in Business and received an M.B.A. from the University of Chicago in 1969. Mr. Swanson serves as chairman of the Board’s Compensation Committee.

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

Jon Wickwire, Director, is an attorney and founding shareholder of Wickwire Gavin, P.C., a national construction law firm which merged with Akerman Senterfitt, one of the top 100 law firms in the United States.  Mr. Wickwire served as lead counsel on major infrastructure litigation and alternative dispute resolutions, both domestically and internationally, throughout his 35 year career, and was the founding fellow of the American College of Construction Lawyers.  Mr. Wickwire also served as the founding chairman of the College of Scheduling, an organization dedicated to advancing the techniques, practice and profession of project scheduling, and has authored several books and articles on construction and public contract law, including Construction Management:  Law and Practice and The Construction Subcontracting Manual:  Practice Guide with Forms.  Mr. Wickwire currently serves on the advisory board for Crunchies Food Company. Mr. Wickwire is a graduate of the University of Maryland and Georgetown University Law Center.  Mr. Wickwire serves as chairman of the Nominations and Corporate Governance Committee.

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

Darrel L. Holmes, Chief Operating Officer, Tissue Bank Director Mr. Holmes has over 25 years of experience in the medical device, biologics, and diagnostic industries. He previously served as Operations Executive for American Qualex, HYCOR Biomedical and Stratagene, and as Executive Vice President and COO of Big Spring Water Company. Since joining Bacterin International, Inc. in 2003, Mr. Holmes has assumed responsibilities for all aspects of medical device and biologic product design and development, process scale-up, and production.  He is also responsible for the establishment and maintenance of an FDA CFR Title 21 Part 820 and 1271-compliant quality system. Mr. Holmes has worked with numerous regulatory agencies at the federal, state, and local level and coordinates Bacterin’s ISO 13485 compliance and environmental health and safety programs.  He is the primary regulatory interface for Bacterin’s operations and he oversees production, facility management, engineering and information technology (IT) to produce Bacterin’s medical devices and biologic products, and to accommodate business growth.  He directs the design, purchase, validation and implementation of capital assets and facility expansions for the company, and is responsible for strategic planning as well as the development and administration of division-level budgets. Currently, Mr. Holmes serves as the Tissue Bank Director and on Bacterin’s Medical Advisory Committee, as a member of Montana State University’s Employer Advisory Board, and as a Scientific Advisory Board Member for Montana Molecular in Bozeman, Montana. Mr. Holmes graduated from California State University at Long Beach with a degree in Biological Science.

Nicholas Navarro, National Sales Manager, has eight years of sales and management experience in the orthopedic industry. As the National Sales Manager, Mr. Navarro is responsible for managing Bacterin’s hybrid distribution force by supporting product sales for all Bacterin divisions. Prior to being promoted to this position in February 2012, Mr. Navarro served in various roles at Bacterin, starting as a Direct Representative, advancing to a Regional Sales Manager, and relocating to headquarters to serve as Vice President of Devices. Mr. Navarro’s previous experience includes sales roles with Johnson and Johnson, specializing in wound and infection management, and at Wright Medical as a Foot and Ankle Hardware Specialist. Mr. Navarro has a Psychology degree from the University of Iowa and a minor in Business. Mr. Navarro also contributes time and efforts to support Miracle Feet, which helps to correct club feet in developing countries.

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

David J. Jacofsky MD, is currently the Chairman of our Scientific Advisory Board and Chairman of The CORE Institute.  Dr. Jacofsky is an international speaker and respected authority in complex adult joint reconstruction, total joint replacement, traumatology and oncology. He formerly served as Division Director and Assistant Residency Director at the Mayo Clinic in Rochester, Minnesota. Dr. Jacofsky received highest honors at Lehigh University and was valedictorian graduating magna cum laude at the Medical College of Pennsylvania. He completed his orthopedic surgery residency at the Mayo Clinic in Rochester, Minnesota and a fellowship in orthopedic oncology and complex adult reconstruction with Johns Hopkins University in Baltimore, Maryland. During his medical education he received numerous awards including the 2001 Mayo Scholar award. Dr. Jacofsky also has 39 peer reviewed publications, 19 book chapters and 1 orthopedic textbook to his credit. He routinely lectures at local, regional, national and international events. He is board certified by the American Academy of Orthopaedic Surgeons.

Board Composition and Terms of Office

The composition of our board of directors, audit committee, compensation committee, and nominations and governance committee, is subject to the corporate governance provisions of the NYSE Amex, including rules relating to the independence of directors.  All of our board committee members are independent directors.  All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected by, and serve at the discretion of, the board of directors.

Board Committees

We have established an audit committee, compensation committee and nominations and corporate governance committee, in compliance with applicable corporate governance requirements.

Audit Committee.

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

Compensation Committee.

The primary purposes of the Compensation Committee are to determine or recommend the compensation of our CEO and other executive officers, and to oversee our Equity Incentive Plan. Our Compensation Committee currently consists of Kent Swanson and Michael Lopach, each of whom is an independent director. Mr. Swanson serves as the Chairman of the Compensation Committee.

Nominations and Corporate Governance Committee.

The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Wickwire and Swanson, each of whom is an independent director of our company under NYSE Amex listing standards as well as under rules adopted by the SEC pursuant to Sarbanes-Oxley. Mr. Wickwire serves as the Chairman of the Nominations and Corporate Governance Committee.

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

To the Company’s knowledge, based solely on our review of the Section 16 reports furnished to us in 2011, we believe all reports required pursuant to Section 16(a) were filed on a timely basis except for the following:

(1) We asked Robert Taggart, our former Executive Vice President – National Sales, to begin filing Section 16 reports on September 7, 2011. Despite repeated requests and reminders, Mr. Taggart did not file his Form 3 until December 12, 2011; and

(2) Mr. Taggart failed to file a Form 4 for his sale of approximately 90,000 shares of our common stock on or about December 16, 2011 despite our request for him to do so.

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

										Change in
										Pension Value
										and
									Non-Equity	Nonqualified
									Incentive	Deferred
						Stock	Option		Plan	Compensation	All Other
Name and Principal Position	Year	Salary		Bonus		Awards	Awards		Compensation	Earnings	Compensation		Total
Guy S. Cook	2011	$500,000		$50,000		$-	$-		$-	$-	$-		$550,000
Chief Executive Officer	2010	240,000	-		-	-	-		-	-	-		240,000

John Gandolfo (1)	2011	290,000		35,000					-	-	-		325,000
Chief Financial Officer	2010	140,000	-		-	-	1,738,236	(2)	-	-	-		1,878,236

Darrel Holmes	2011	162,692	-		-	-	-		-	-	-		162,692
Chief Operating Officer	2010	100,000		30,000	-	-	-		-	-	-		130,000

Robert Taggart (3)	2011	240,000	-		-	-	-		-	-	298,578	(4)	538,578
EVP – National Sales	2010	249,230		3,800	-	-	-		-	-	176,417	(4)	429,447

(1)	Mr. Gandolfo joined Bacterin as interim Chief Financial Officer on a part-time basis effective June 4, 2010 and filled the position full time commencing July 6, 2010.

(2)	The following assumptions were used in the valuation of this option award:

Risk Free Rate of .82%,

Expected Term of 2.5 years,

Volatility of 52%, and

Dividend Yield 0%

(3)	We sent a 90 day notice of termination to Mr. Taggart on November 17, 2011 and Mr. Taggart’s last day of employment was February 15, 2012.

(4)	Commission

Employment Agreements

Employment agreements for our current executive officers are set forth as exhibits to this Form 10-K.  The employment agreements require each of the executives to perform such duties as are customarily performed by one holding their positions and provide for a fixed annual base salary.  In addition, each executive is entitled to receive certain cash bonuses and grants under our equity incentive plan as may be determined by the compensation committee of our board of directors.

The employment agreements also contain covenants (a) restricting the executives from engaging in any activity competitive with our business, (b) prohibiting the executive from disclosing confidential information regarding our company, and (c) requiring that all intellectual property developed by the executive and relating to our business constitutes our sole and exclusive property.

Bacterin International Equity Incentive Plan

The following is a summary of the material terms of the Bacterin International Equity Incentive Plan:

The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is administered by our compensation committee.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.

There are 9,000,000 shares of our common stock authorized to be issued under the plan.  As of December 31, 2011, we had outstanding options to purchase 4,828,910 shares (at exercise prices ranging from $0.10 to $7.40 per share) granted and 1,632,900 shares of restricted stock issued, to directors, executives, employees and consultants, leaving an additional 2,538,190 available for issuance thereunder.

Except for the Equity Incentive Plan discussed above, we have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2011)

			Option Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Guy Cook	-	-	-	-	-
John Gandolfo	50,000	-	200,000	$1.60	6/3/2020
Darrel Holmes	45,000	-	-	$0.10	10/9/2013
	30,000	-	-	$1.34	10/9/2016
	44,999	-	30,000	$1.50	12/29/2018
Robert Taggart		300,000	200,000	$1.50	11/17/2018

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

Retirement Plans

The Company has a 401(k) plan available to all full-time employees following a six month probationary period. The Company matches up to 2% of employee contributions at the end of the year.

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mitch Godfrey(3)	$-	$218,400	$213,257	-	-	$95,000	$526,657
Kent Swanson	$43,500	$-	43,535	-	-	-	$87,035
Michael Lopach (4)	$50,000	$-	128,840	-	-	-	$178,840
Jon Wickwire (4)	$43,500	$-	128,840	-	-	-	$172,340

(1)	Our independent Board members receive an annual retainer of $40,000 per year, the Audit Committee Chair receives an additional $10,000 per year, and the other Committee Chairs receive an additional $3,500 per year.

(2)	New independent Board members receive options to purchase 50,000 shares of our common stock, vesting after one year, with an exercise price equal to the closing price of our common stock on the date of grant. Following the first year of service, independent Board members receive an annual continued service grant of options to purchase 30,000 shares with an exercise price equal to the closing price of our common stock on the date of grant.

(3)	Mitchell Godfrey serves as a consultant to the Company and all compensation paid to Mr. Godfrey was in payment for his services as a consultant. Mr. Godfrey does not receive any director fees or options for his service as a director.

(4)	Michael Lopach and Jon Wickwire became members of the Board in October of 2010, but did not receive their new director grants until 2011. They also received a continued service grant following their first anniversary of service as directors.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011, by (a) each of our directors and executive officers, (b) all of our directors and executive officers as a group, and (c) each person who is known by us to beneficially own 5% or more of our common stock.

Name (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)

Name of Beneficial Owner:
Guy S. Cook	12,986,549	(4)	31.86%
Mitchell Godfrey	1,012,133	(5)	2.48%
Kent Swanson	541,065	(6)	1.33%
Michael Lopach	151,185	(7)	*
Jon Wickwire	459,389	(8)	1.13%
John P. Gandolfo	63,920	(9)	*
Darrel Holmes	119,999	(10)	*
Nick Navarro	12,000	(11)	*
All executive officers and directors as a group (8 persons)	15,346,240		37.65%
Donald de Laski	2,915,769	(12)	7.15%

*	Less than 1% of outstanding shares of common stock.

(1)	The address of each person is c/o Bacterin International, Inc., 600 Cruiser Lane, Belgrade Montana 59714.

(2)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after December 31, 2011, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)	The calculation in this column is based upon 40,763,323 shares of common stock outstanding on December 31, 2011. The shares of common stock underlying warrants and stock options are deemed outstanding for purposes of computing the percentage of the person holding them, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)	Includes (a) 12,827,137 shares of our common stock, (b) warrants to purchase 134,412 shares of our common stock, and (c) options to purchase 25,000 shares of our common stock held by Mr. Cook’s spouse.

(5)	Includes (a) 711,467 shares of our common stock, (b) 50,666 shares of common stock owned by Mr. Godfrey’s spouse, and (c) options to purchase 250,000 shares of our common stock.

(6)	Includes (a) 221,223 shares of our common stock, (b) 200,000 shares held by a family limited partnership, (c) warrants to purchase 89,842 shares of our common stock, and (d) options to purchase 30,000 shares of our common stock.

(7)	Includes (a) 16,949 shares of our common stock, (b) 33,898 shares held by a 401(k) plan, (c) warrants to purchase 20,338 shares, and (d) options to purchase 80,000 shares.

(8)	Includes (a) 85,509 shares of our common stock, (b) 257,630 shares of common stock held by trusts, (c) warrants to purchase 36,250 shares of common stock, and (d) options to purchase 80,000 shares of our common stock.

(9)	Includes (a) 9,943 shares of our common stock held by an IRA, (b) warrants to purchase 3,977 shares of our common stock, and (c) vested options to purchase 50,000 shares of our common stock.

(10)	Includes vested options to purchase 119,999 shares of our common stock.

(11)	Includes vested options to purchase 12,000 shares of our common stock.

(12)	Based on Schedule 13G filed by Donald de Laski. Includes (a) 2,650,769 shares of our common stock and (b) warrants to purchase 265,000 shares to purchase shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Guy Cook, our President and Chief Executive Officer, serves as a board member of West Coast Tissue Services (“WCTS”) and formerly served as a director for American Donor Services (“ADS”). Mitchell Godfrey, a director, is on the board of ADS and also serves as secretary and treasurer for ADS. Neither Mr. Cook nor Mr. Godfrey receive any compensation for their board service or work for either entity.  Mr. Cook’s spouse also performs the bookkeeping and accounting services for ADS, but she received no compensation in 2011 or 2010 for her services.  Both of these entities recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS was $510,500 for 2011 and $471,400 for 2010, and the approximate aggregate amount of all transactions with ADS was $1,765,908 for 2011 and $931,471 for 2010. These relationships benefit us, and thus Mr. Cook, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success. In May of 2011, ADS converted a $600,000 accounts payable balance into 170,454 shares of our common stock and warrants to purchase 68,181 shares of our common stock, under the same terms as outside third party investors in a private placement transaction, and in December 2011 we wrote off an accounts receivable balance from WCTS in the approximate amount of $795,000.

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

Item 14.           Principal Accountant Fees and Services

Ehrhardt, Keefe, Steiner & Hottman PC (“EKS&H”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2011 and Child, Van Wagoner & Bradshaw, PLLC (“CVWB”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2010. The following table presents the aggregate fees billed for professional services rendered by EKS&H for the year ended December 31, 2011 and by CVWB for the year ended December 31, 2010.

	2011	2010
Audit fees	$144,000	$84,010
Audit-related fees	43,000	-
Tax fees	-	-
All other fees	-	-

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

The Audit Committee approved 100% of the services provided by EKS&H and CVWB.

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

By:	/s/ Guy S. Cook
Name:	Guy S. Cook
Title:	Chief Executive Officer
Date:	March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Guy S. Cook
Name: Guy S. Cook
Title: Chief Executive Officer
Date: March 29, 2012

By:	/s/ John Gandolfo
Name: John Gandolfo
Title: Chief Financial Officer
Date: March 29, 2012

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2010, by and among K-Kitz, Inc., KB Merger Sub, Inc. and Bacterin International, Inc. (1)
3.1	Certificate of Incorporation (7)
3.2	Amended and Restated Bylaws, dated January 12, 2011(5)
4.1 4.2	Form of Warrant to Purchase Common Stock (1) Form of Common Stock Certificate (8)
10.1	Form of Private Placement Subscription Agreement to purchase Shares and Warrants (1)
10.2	Form of Registration Rights Agreement (3)
10.3	Form of Management Lock-Up Agreement for the officers and directors of Bacterin International Holdings, Inc. and Bacterin International, Inc. (3)
10.4	Form of Indemnification Agreement for the officers and directors of Bacterin International Holdings, Inc. and Bacterin International, Inc.(3)
10.5	Amended and Restated Bacterin International Equity Incentive Plan (9)
10.6	Guy Cook Employment Agreement (3) •
10.7*	Mitchell Godfrey Consulting Agreement •
10.8	John Gandolfo Employment Agreement (3) •
10.9*	Nicholas Navarro Employment Agreement •
10.10	Darrel Holmes Employment Agreement (3) •
10.11	Loan and Security Agreement dated as of November 17, 2010 between Bacterin International Holdings, Inc. and Bacterin International, Inc. and Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI Inc. (4)
10.12	Supplement to the Loan and Security Agreement dated as of November 17, 2010 among Bacterin International Holdings, Inc. and Bacterin International, Inc. and Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (4)
10.13	Agreement for Bone Allograft, DBM, and Bone Graft Substitute Products between Broadlane, Inc. and Bacterin International, Inc. (4)
10.14	Loan and Security Agreement dated as of January 14, 2011 between Bacterin International, Inc. and Bacterin International Holdings, Inc. and Bridge Bank, National Association (6)
10.15	Purchase Agreement, dated as of May 27, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (10)
10.16	Registration Rights Agreement, dated as of May 27, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (10)
10.17	Asset Purchase Agreement between the Company and Robinson MedSurg, LLC(11)
10.18	Loan and Security Agreement dated July 29, 2011 by and between the Company and MidCap Funding III, LLC(12)
10.19*	David Jacofsky Consulting Agreement •
14.1	Code of Conduct (6)
14.2	Code of Ethics for the CEO and Senior Financial Officials (6)
16.1	Letter from W.T. Uniack & Co., CPA’s P.C., dated September 24, 2010 (2)
21.1	Subsidiaries of the Registrant (3)
23.1*	Consent of Independent Accounting Firm, Ehrhardt, Keefe, Steiner & Hottman PC
23.2*	Consent of Independent Accounting Firm, Child, Van Wagoner & Bradshaw, PLLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1**	Interactive Data Files - XBRL Documents

•	Compensation Agreement
*	Filed herewith
**	Furnished herewith

XBRL (eXtensible Business Reporting Language) information is furnished and not filed as part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

(1)	Incorporated herein by reference to the Registrant’s Form 8-K dated June 30, 2010, filed with the SEC on June 30, 2010.

(2)	Incorporated herein by reference to the Registrant’s Form 8-K dated September 24, 2010, filed with the SEC on September 24, 2010.

(3)	Incorporated herein by reference to the Registrant’s Form 8-K dated June 30, 2010, filed with the SEC on July 7, 2010.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on December 7, 2010.

(5)	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2011, filed with the SEC on January 12, 2011.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2011, filed with the SEC on January 21, 2011.

(7)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on November 14, 2011.

(8)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement filed with the SEC on July 11, 2011.

(9)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed with the SEC on June 8, 2011.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 31, 2011.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 14, 2011.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 1, 2011.

