Form 10-Q
period 2012-03-31
Bacterin International Holdings, Inc.
filed 2012-05-04
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at April 12, 2012: 42,425,675

BACTERIN INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

•	the future performance and market acceptance of our products;

•	our ability to maintain our competitive position;

•	negative media publicity;

•	our ability to obtain donor cadavers for our products;

•	our efforts to innovate and develop new products;

•	our ability to engage and retain qualified technical personnel and members of our management team;

•	our reliance on our current facilities;

•	our ability to generate funds or raise capital to finance our growth;

•	our efforts to expand our sales force;

•	the ability of our sales force to achieve expected results;

•	government regulations;

•	fluctuations in our operating results;

•	government and third-party coverage and reimbursement for our products;

•	our ability to manage our growth;

•	our ability to successfully integrate future business combinations or acquisitions;

•	product liability claims and other litigation to which we may be subjected;

•	product recalls and defects;

•	timing and results of clinical trials;

•	our ability to obtain and protect our intellectual property and proprietary rights;

•	infringement and ownership of intellectual property;

•	our ability to attract broker coverage;

•	the trading market, market prices, dilution, and dividends of our common stock;

•	influence by our management; and

•	our ability to issue preferred stock.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of
	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,363,629	$751,111
Trade accounts receivable, net of allowance for doubtful accounts of $1,238,398 and	7,603,437	7,083,354
$1,232,806, respectively
Inventories, net	10,410,931	8,479,710
Prepaid and other current assets	421,306	289,326
Total current assets	19,799,303	16,603,501

Non-current inventories	968,117	920,542
Property and equipment, net	4,095,055	3,774,140
Intangible assets, net	637,343	656,133
Goodwill	728,618	728,618
Other assets	481,864	486,914

Total Assets	$26,710,300	$23,169,848

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,864,545	$2,654,263
Accounts payable - related party	616,510	513,193
Accrued liabilities	2,548,103	3,762,211
Warrant derivative liability	2,126,965	2,344,516
Current portion of capital lease obligations	84,308	33,791
Current portion of long-term debt	2,269,441	1,632,978
Total current liabilities	11,509,872	10,940,952
Long-term Liabilities:
Capital lease obligation, less current portion	196,833	89,580
Long-term debt, less current portion	6,017,979	6,638,270
Total Liabilities	17,724,684	17,668,802

Commitments and Contingencies (Note 11)
Stockholders' Equity (Deficit)
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 42,524,107 shares issued and outstanding as of March 31, 2012 and 40,841,218 shares issued and outstanding as of December 31, 2011	43	40
Additional paid-in capital	49,984,094	45,452,732
Retained deficit	(40,998,521)	(39,951,726)
Total Stockholders’ Equity	8,985,616	5,501,046

Total Liabilities & Stockholders’ Equity	$26,710,300	$23,169,848

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Tissue sales	$7,670,949	$5,868,924
Royalties and other	99,052	131,880
Total Revenue	7,770,001	6,000,804

Cost of tissue and medical devices sales	1,858,722	987,356

Gross Profit	5,911,279	5,013,448

Operating Expenses
General and administrative	2,590,772	2,391,843
Sales and marketing	4,146,343	4,264,282
Depreciation and amortization	119,074	52,691
Non-cash consulting expense	328,253	240,991
Total Operating Expenses	7,184,442	6,949,807

Loss from Operations	(1,273,163)	(1,936,359)

Other Income (Expense)
Interest expense	(142,852)	(372,433)
Change in warrant derivative liability	217,551	7,218,806
Other income (expense)	151,669	6,772

Total Other Income (Expense)	226,368	6,853,145

Net Loss Before (Provision) Benefit for Income Taxes	(1,046,795)	4,916,786

(Provision) Benefit for Income Taxes
Current	-	-
Deferred	-	-

Net (Loss) Income	$(1,046,795)	$4,916,786

Net (loss) income per share:
Basic	$(0.03)	$0.13
Dilutive	$(0.03)	$0.11

Shares used in the computation:
Basic	41,548,087	37,330,665
Dilutive	41,548,087	44,419,879

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net (loss) income	$(1,046,795)	$4,916,786
Noncash adjustments:
Depreciation and amortization	213,542	291,429
Amortization of debt discount	26,854
Non-cash consulting expense/stock option expense	518,536	665,199
Provision for losses on accounts receivable and inventory	5,592	118,334
Change in derivative warrant liability	(217,551)	(7,213,037)
Reduction of contingent liability	(212,026)	-
Changes in operating assets and liabilities:
Accounts receivable	(525,675)	(684,948)
Notes receivable	-	(41,427)
Inventories	(1,978,796)	(621,239)
Prepaid and other current assets	(126,930)	51,098
Accounts payable	1,313,599	395,683
Accrued liabilities	(909,349)	533,369
Net cash used in operating activities	(2,938,999)	(1,588,753)

Investing activities:
Purchases of property and equipment	(347,659)	(156,398)
Intangible asset additions	-	(69,103)
Net cash used in investing activities	(347,659)	(225,501)

Financing activities:
Proceeds from the issuance of long-term debt	-	1,825,000
Payments on long-term debt	(10,682)	(3,740)
Payments on capital leases	(10,237)	(10,508)
Proceeds from issuance of stock	3,899,996	-
Proceeds from exercise of options	20,099	-
Proceeds from exercise of warrants	-	51,434
Net cash provided by financing activities	3,899,176	1,862,186

Net change in cash and cash equivalents	612,518	47,932

Cash and cash equivalents at beginning of period	751,111	327,481
Cash and cash equivalents at end of period	$1,363,629	$375,413

See notes to unaudited condensed consolidated financial statements.

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

The accompanying interim condensed consolidated financial statements of Bacterin for the three months ended March 31, 2012 and 2011 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2012.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Bacterin’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

Concentrations   and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 99% and 98% of sales were in the United States for the first quarter of 2012 and 2011, respectively. One customer represented 7% and 4% of revenue for the first quarter of 2012 and 2011, respectively. One customer represented 19% and 6% of accounts receivable at March 31, 2012 and March 31, 2011, respectively. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at March 31, 2012.

Revenue by geographical region is as follows:

	Three months ended March 31,
	2012	2011
United States	$7,654,923	$5,894,215
Rest of World	115,078	106,589
	$7,770,001	$6,000,804

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

Accounts Payable - Related Party

Accounts payable to a related party included amounts due to American Donor Services, a supplier of donors to the Company (See Note 15).

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment. The Company conducts its annual impairment test on December 31 of each year. See further discussion of goodwill in Note 3 below.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 “Accounting for Derivative Instruments and Hedging Activities”. The only derivative instruments presented in the accompanying consolidated financial statements relates to warrants issued in connection with certain debt financings. The Company has not designated its warrant derivative liability as a hedging instrument as described in ASC 815 and any changes in the fair market value of the warrant derivative liability is recognized in the statement of operations during the period of change. See Note 10, “Warrants” below.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with Nufix, RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for the first quarters of 2012 and 2011.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $18,000 and $21,000 were expensed for the three months ended March 31, 2012 and 2011, respectively.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new technologies and processes for tissue and coatings, are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for deferred taxes as prescribed under FASB ASC 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. See further discussion and disclosures in Note 12.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded in the first quarter of 2012 or 2011.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the quarter ended March 31, 2012 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

A reconciliation of the denominator used in the calculation of basic and diluted net (loss) per share is as follows:

	Three months ended
Net Income (Loss) Per Share:	March 31,
	2012	2011
Net Income (Loss)	$(1,046,795)	$4,916,786
Basic net income (loss) per share	$(0.03)	$0.13
Diluted net income per share	$(0.03)	$0.11

Weighted average common shares outstanding for basic net income (loss) per share	41,548,087	37,330,665
Weighted average common shares outstanding for diluted net income per share	41,548,087	44,419,879

Dilutive earnings per share are not reported for the three months ended March 31, 2012 as the effect of including outstanding stock options and warrants is anti-dilutive.

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

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, other accrued expenses and long-term debt, approximate their fair values based on terms and related interest rates.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the three months ended March 31, 2012 and March 31, 2011, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of March 31, 2012 and December 31, 2011 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of March 31, 2012	As of December 31, 2011
Level 1	-	-
Level 2	-	-
Level 3	$2,126,965	$2,344,516

Acquisition contingent consideration liability

	As of March 31, 2012	As of December 31, 2011
Level 1	-	-
Level 2	-	-
Level 3	$238,140	450,166

The valuation technique used to measure fair value of the warrant liability and contingent consideration is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ending March 31, 2012:

Warrant derivative liability

Balance at January 1, 2012	$2,344,516
Gain recognized in earnings	(217,551)
Balance at March 31, 2012	$2,126,965

Acquisition contingent consideration liability

Balance at January 1, 2012	$450,166
Reduction recognized in earnings	(212,026)
Balance at March 31, 2012	$238,140

During the three months ended March 31, 2012, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allowed us to borrow $7 million and up to an additional $8 million in connection with a permitted acquisition through December 31, 2011. The $8 million portion expired unused as of December 31, 2011. The credit facility is secured by substantially all of our assets and carries an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3%. Repayment was interest only for the first nine months, with principal and interest for the subsequent 33 months.

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

In addition, LPC has committed to invest, up to an additional $30 million through the purchase of shares of our common stock from time to time. The transactions will be at our sole option with no additional warrants granted.

During the first quarter of 2012, pursuant to our previously disclosed May 27, 2011 Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”) and S-3 registration statement declared effective on July 19, 2011, we issued 1,475,037 shares of our common stock to LPC for aggregate proceeds of $3,899,996. We intend to use the proceeds for working capital and general corporate purposes.

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

The initial valuation of the contingent consideration was based upon management’s estimates of the probability of reaching the milestones that would trigger the requirement to pay the contingent amounts. During the first quarter of 2012, management reviewed and adjusted the assumptions associated with the contingent liability which resulted in a reduction of the contingent liability to $238,140 as of March 31, 2012.

The useful lives of the Customer List and the Trademark are 5 years and 15 years, respectively resulting in the following amortization schedule:

Remaining 2012	26,544
2013	35,392
2014	35,392
2015	35,392
2016	35,392
Thereafter	22,065
Total	$190,177

(4)           Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Current inventories
Raw materials	$1,877,102	$1,612,901
Work in process	3,609,921	2,586,047
Finished goods	5,750,484	5,107,400
	11,237,507	9,306,348
Reserve	(826,576)	(826,638)
Current inventories, total	$10,410,931	$8,479,710
Non-current inventories
Finished goods	$968,117	$920,542
Non-current inventories, total	$968,117	$920,542
Total inventories	$11,379,048	$9,400,252

(5)           Property and Equipment, Net

Property and equipment, net are as follows:

	March 31,	December 31,
	2012	2011
Buildings	$1,653,263	$1,653,263
Equipment	3,995,293	3,597,471
Computer equipment	423,231	392,375
Computer software	305,042	228,054
Furniture and fixtures	171,418	171,418
Leasehold improvements	1,357,218	1,357,218
Vehicles	78,306	68,306
Total cost	7,983,771	7,468,105
Less: accumulated depreciation	(3,888,716)	(3,693,965)
	$4,095,055	$3,774,140

The Company leases certain equipment under capital leases. For financial $310,289 gross assets in Equipment, and $37,689 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the three months ended March 31, 2012 and 2011 was $47,654 and $15,824, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the three months ended March 31, 2012 and 2011 was $194,752 and $147,159, respectively.

(6)           Intangible Assets

Bacterin has been issued various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	March 31, 2012	December 31, 2011
Intellectual Property
Gross carrying value	$809,615	$809,615
Accumulated amortization	$(172,272)	$(153,482)
Net carrying value	$637,343	$656,133

Aggregate amortization expense:	$18,790	$53,638

Estimated amortization expense:

Remainder of 2012		$56,370
2013		$75,160
2014		$75,160
2015		$75,160
2016		$75,160
Thereafter		$280,333

(7)           Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Acquisition contingent liability	$238,140	$450,166
Accrued stock compensation	515,082	608,933
Wages/commissions payable	1,255,471	1,289,827
Other accrued expenses	539,410	1,413,285
	$2,548,103	$3,762,211

(8)          Long-term Debt

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allowed us to borrow $7 million and up to an additional $8 million in connection with a permitted acquisition through December 31, 2011. The $8 million portion expired unused as of December 31, 2011. The credit facility is secured by substantially all of our assets and carries an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3% and contains covenants based upon revenue thresholds, which were met as of March 31, 2012. Repayment was interest only for the first nine months, with principal and interest for the subsequent 33 months.

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Loan payable to MidCap, LIBOR plus 7.5% maturing January 2015	$4,666,667	$4,666,667
Loan payable to SVB, LIBOR plus 7.5% maturing January 2015	2,333,333	2,333,333
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,453,501	1,464,183
	8,453,501	8,464,183

Less: Current portion	(2,269,441)	(1,632,978)
Debt discount	(166,081)	(192,935)
Long-term debt	$6,017,979	$6,638,270

The following is a summary of maturities due on the debt as of March 31, 2012:

Remainder of 2012	1,729,813
2013	2,591,707
2014	2,594,665
2015	264,363
2016	55,445
Thereafter	1,217,508
Total	$8,453,501

(9)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The plan is currently administered by the compensation committee of our Board of Directors. The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the incentive plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The Plan has 9 million shares authorized and at March 31, 2012, we had approximately 2,414,690 shares available for issuance. Shares issued under the Plan may be authorized, but unissued, or reacquired shares.

Stock compensation expense recognized in the statement of operations for the quarters ended March 31, 2012 and 2011 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

·	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a weighted-average rate of 1.99% for quarter ended March 31, 2012.

Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used a weighted-average expected term of 6.26 years for the quarter ended March 31, 2012.

·	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a weighted-average volatility rate of 65% for the quarter ended March 31, 2012.

·	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% as of March 31, 2012.

Activity under our stock option plans was as follows:

	March 31, 2012			March 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	4,828,910	$2.14	$1.01	3,850,743	$1.38	$0.84
Granted	622,500	2.36	1.38	530,250	4.74	1.53
Exercised	(15,000)	1.34	0.45	-	-	-
Cancelled or expired	(610,000)	1.65	0.78	(251,250)	3.22	2.40
Outstanding at March 31	4,826,410	$2.23	$1.04	4,129,743	$1.70	$0.81
Exercisable at March 31	1,986,093	$1.67	$0.68	1,522,448	$1.13	$0.58

The total intrinsic value of options exercised in the first quarter of 2012 was $17,400. The aggregate intrinsic value of options outstanding as of March 31, 2012 is $2,970,024. The aggregate intrinsic value of exercisable options as of March 31, 2012 is $2,180,094. As of March 31, 2012, there were 2,840,317 unvested options with a weighted average fair value at the grant date of $1.34 per option. As of March 31, 2012, the total compensation related to nonvested awards not yet recognized is $3,789,300 and is expected to be recognized over 3.8 years.

From time to time we may grant stock options and restricted stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The following table summarizes restricted stock award activity during the quarter ended March 31, 2012:

Shares
Outstanding at January 1, 2012	1,632,900
Awarded	111,000
Vested	(152,900)
Outstanding at March 31, 2012	1,591,000

The restricted stock awards generally vest over three to five year periods. The Company recognized non cash consulting expense of $328,253 and $240,991 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total expense related to nonvested restricted stock awards not yet recognized is $3,147,439 and is expected to be recognized over four years.

(10)           Warrants

Associated with the second quarter of 2011 private placement of common stock, 375,747 warrants with exercise prices ranging from $2.95 to $3.52 were issued to the participants. Warrants issued with common stock under this private placement were recorded as additional paid in capital at their estimated fair market value of $312,285 during the second quarter of 2011.

In connection with the July 29, 2011MidCap financing described above, MidCap and SVB received 192,157 warrants to purchase shares of our common stock equal to 7% of the amount drawn on the credit facility divided by the exercise price of $2.55 per share. The warrants have a seven year term. MidCap and SVB also have the right to receive additional warrants if additional amounts are drawn under the facility. The fair value of these warrants, $227,388, was recorded as a discount to the underlying debt and APIC.

The following table summarizes our warrant activities for the period ended March 31, 2012:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2012	6,967,529	$2.22
Issued	143,700	2.30
Exercised	(128,852)	1.77
Outstanding at March 31, 2012	6,982,377	$2.23

The exercise of 128,852 warrants in the first quarter of 2012 resulted in the issuance of 42,452 shares of common stock as the warrants were exercised using the cashless feature of the warrants.

We utilize a lattice model to determine the fair market value of the warrants. The 1,570,565 warrants issued in connection with our 2010 bridge financings and the 375,000 warrants issued in connection with our 2010 WTI financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. There were 133,474 additional warrants issued to WTI in the first quarter of 2011 and an additional 143,700 warrants in the first quarter of 2012 as a result of the LPC share issuance triggering the anti-dilution clause in the original warrant agreement. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $217,551 resulting from the change in the fair value of the warrant derivative liability for the quarter ended March 31, 2012, respectively. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

Value of underlying common stock (per share)	$1.29
Risk free interest rate	0.38%
Expected term	4.60 years
Dividend yield	0%
Volatility	65%

The following table summarizes our activities related to our warrants used in the derivative liability for the period ended March 31, 2012:

Balance at January 1, 2011	1,506,007
Derivative warrants issued	143,700
Balance at March 31, 2012	1,649,707
17

(11)           Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2013. For one facility, we have the option to extend the lease for another ten year term and have right of first refusal on any sale. We lease additional office facilities under month-to-month arrangements. Future minimum payments for the next five years and thereafter as of March 31, 2012, under these leases, are as follows:

Remainder of 2012	$131,025
2013	$93,000

Rent expense was $69,000 and $40,000 for the three months ended March 31, 2012 and 2011, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv555-REB-KLM against Evologics, LLC, a Texas limited liability company. Defendant Evologics is using the trademark "Evosponge" to identify various allograft products in the marketplace. In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin has asserted against Evologics claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law. Bacterin seeks injunctive relief, damages and exemplary damages to be determined at trial. The parties have entered into a settlement agreement whereby Evologics has agreed to discontinue use of “Evosponge” within ninety (90) days.

On April 4, 2012, Bacterin International, Inc. filed suit against SeaArk Capital, LLC and its principal, Mark Bartosh, seeking recovery of $1,648,994 for product delivered to SeaArk in 2011. The case is pending in the United States District Court of the Eastern District of Pennsylvania. SeaArk has entered an appearance in the case but has not yet been required to file an answer asserting its defenses, if any.

On April 19, 2012, Bacterin International, Inc. filed a lawsuit in federal court in Dallas, Texas, seeking injunctive relief and damages against Shantal Howell, a former regional vice president of the company.  The suit arises out of the former employee’s breach of contract, breach of fiduciary duties, interference with Bacterin’s business relationships, and misappropriation of Bacterin’s trade secrets.  The company has not yet determined the full extent of damages to be recovered in the lawsuit.

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

The 2007 through 2010 tax years remain open to examination by the Internal Revenue Service and the 2005 to 2010 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2012 and 2011.

(13)           Employee Benefit Plans

 As of January 1, 2011, we switched from a SIMPLE IRA to a 401(k) retirement plan.  Qualified employees may defer their salary and the deferrals are matched up to 2%.  The 2% matching was $92,000 for 2011 and was paid by March 31, 2012.  Employees who made contributions in 2011 must have been employed as of March 31, 2012 to be eligible for the matching contribution.  The plan covers substantially all full-time employees.  Under the terms of the plan, participants may contribute up to the lower of $16,500 of their salary or the statutorily prescribed limit to the plan.  Employees are eligible after six months of employment and may enroll twice a year in January and July.

 (14)           Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Three months ended
	March 31,
	2012	2011
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$219,624	$372,433
Income taxes	-	-
Non-cash activities:
Capital lease acquisition	$168,007	$-
Net shares issued for non-cash consulting expense	$92,739	-

 (15)           Related Party Transactions

Our Chief Executive Officer serves as a Board member of West Coast Tissue Services. In addition, one of our directors, Mitchell Godfrey, serves as a Board member of American Donor Services. Both of these entities recover tissues from donors and we reimburse them for recovery fees including labor costs. These relationships benefit us, thus insuring we have a pipeline of current and future donors which is necessary for our success. As of March 31, 2012, we had an accounts payable balance of $616,510 to American Donor Services. No compensation is paid to our Chief Executive Officer or our director for their services to those entities.

(16)            Subsequent Events

On April 23, 2012, the Company secured an accounts receivable credit facility with Midcap Financial LLC and Silicon Valley Bank. The revolving loan credit facility allows Bacterin to borrow up to $5 million through January 1, 2015. The facility allows borrowings based upon a predetermined formula of up to 80% of Bacterin's eligible accounts receivable, as defined in the credit and security agreement. The Company also amended its existing Loan and Security Agreement with MidCap to allow the Company to borrow up to an additional $3 million for the next six months in connection with a permitted acquisition. The credit facility carries an interest rate of LIBOR plus 4%, subject to a LIBOR floor rate of 2.5%. The Company also agreed to pay a 0.5% collateral management fee on the average outstanding balance of the facility and 1% of the average unused portion of the facility, as well as a 1% origination fee. Prepayment penalties apply.

On May 3, 2012, we provided LPC with notice of termination of our Purchase Agreement dated May 27, 2011.  The Purchase Agreement allowed us to require LPC to purchase up to $30 million of our common stock from time to time, and also allowed us to terminate the Purchase Agreement for any reason or for no reason with one business day's notice to LPC with no termination penalties.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the intended usage and markets for our products and services, the market for our common stock, and our liquidity, results of operations, and ability to meet our anticipated cash requirements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report. Unless the context otherwise requires, “we,” “our,” “us” and similar expressions used in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section refer to Bacterin International, Inc., a Nevada corporation (“Bacterin”).

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Revenue

Total revenue for the three months ended March 31, 2012 increased 29% to $7,770,001 compared to $6,000,804 in the comparable prior year period. The increase of $1,769,197 was largely the result of increased sales generated from our direct sales force and independent distributors compared to the first quarter of 2011. In the middle of 2009, we transitioned from a 100% distributor based sales model to a hybrid model which includes sales from our direct sales force as well as independent distributors which has increased the market penetration of our products.

Cost of tissue and medical devices sales

Costs of tissue sales consist primarily of tissue and medical device manufacturing costs. Costs of sales increased by 88% or $871,366 to $1,858,722 from $987,356 for the three months ended March 31, 2011. The increase was largely the result of increased costs associated with our higher sales. In the last quarter of 2011, we experienced an increase to the percentage of our general and administrative overhead expense allocated to cost of tissue sales based upon increased production which resulted in a higher cost of tissue sales than the prior year period. As a percentage of tissue sales, cost of tissue sales was 24% of revenues for the first quarter of 2012 compared to 16% in the comparable prior year period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 3%, or $234,635, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Fluctuations are discussed below:

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 8%, or $198,929, to $2,590,772, for the three months ended March 31, 2012 compared to the same period of 2011. The increase is primarily due to higher administrative costs supporting the higher revenue which was partially offset by the higher percentage of our corporate general and administrative overhead allocated to inventory and cost of sales.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for commissions, sales wages, trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses decreased 3%, or $117,939, to $4,146,343 for the three months ended March 31, 2012 from $4,264,282 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses decreased to 53% in the first quarter of 2012 from 71% in the first quarter of 2011.  The decreases were primarily the result of more variable compensation paid to our direct sales force compared to salaries earned in the comparable period of 2011.

Depreciation and Amortization

Depreciation expense consists of depreciation of long-lived property and equipment while amortization expense consists of amortization of intangible assets. Depreciation and amortization expense increased 126% to $119,074 for the three months ended March 31, 2012 from $52,691 in the comparable prior year period. The increase reflects increased equipment purchases made by us during 2011, including the acquisition of Robinson MedSurg.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense increased $87,262 to $328,253 for the three months ended March 31, 2012 from $240,991 in the comparable year period, an increase of 36%. The increase is due to a higher number of consulting agreements in place as of March 31, 2012 than there were at March 31, 2011. As a percentage of revenues, non-cash consulting expense for the twelve months ended March 31, 2012 and the comparable prior year period was 4%.

Interest Expense

Interest expense is from our promissory notes and convertible debt instruments. Interest expense for the first quarter of 2012 decreased $229,581 to $142,852, as compared to $372,433 in the first quarter of 2011. The decrease was the result of the payment of shareholder interest of approximately $125,000 in the first quarter of 2011 and preferable interest rates on existing debt in 2012.

Change in Warrant Derivative Liability

For the first quarter of 2012, the Company recorded a decrease in its non cash warrant derivative liability of $217,551 based upon the decrease in the closing price of the Company’s common stock at March 31, 2012 compared to December 31, 2011. The liability is associated with the issuance of warrants as part of its convertible debt financing, and WTI financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit line and other debt transactions. In May 2011, we established an equity credit facility with Lincoln Park Capital which provides access to up to $30 million in cash based upon the sale of up to 5 million shares of our common stock from time to time at the Company’s option. In July 2011, we closed on a $7 million term loan transaction with Midcap Financial and Silicon Valley Bank and a portion of the proceeds were used to pay off the WTI loan and the Bridge Bank credit facility. At March 31, 2012, we had approximately $8,967,066 of cash and cash equivalents and accounts receivables. In addition, on April 23, 2012, the Company secured an accounts receivable credit facility with Midcap Financial LLC and Silicon Valley Bank. The revolving loan credit facility allows Bacterin to borrow up to $5 million through January 1, 2015.

Net cash used in operating activities for the first quarter of 2012 was $2,938,999. This was primarily related to cash used to fund our operations as well as in our inventory balance of $1,978,796. For the first quarter of 2011, net cash used in operating activities was $1,588,753.

Net cash used in investing activities for the first quarter of 2012 was $347,659 due to the purchase of property and equipment.

Net cash provided by financing activities was $3,899,176 for the first quarter of 2012 which was primarily due to the cash raised through the issuance of 1,475,037 shares of our common stock to Lincoln Park Capital for aggregate proceeds of approximately $3,899,996.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our March 31, 2012 cash on hand and accounts receivable balance of $8,967,066, as well as credit lines available through our equity credit facility with Lincoln Park Capital, recent accounts receivable credit facility with MidCap Financial and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through June 30, 2013. We incurred approximately $19 million in sales and marketing expenses in 2011 and expect to incur $26 million in 2012 as our revenues continue to increase. The increased sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. The incurrence of these additional expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of March 31, 2012.  Based upon that evaluation, we concluded that as of March 31, 2012, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of March 31, 2012.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of March 31, 2012 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of March 31, 2012 as detailed below:

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

Our efforts to remediate the weakness include the following:

-	Development of a standard operating procedure for the grant of all equity securities including the approval process by the Compensation Committee and the Board of Directors.

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

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv555-REB-KLM against Evologics, LLC, a Texas limited liability company. Defendant Evologics is using the trademark "Evosponge" to identify various allograft products in the marketplace. In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin has asserted against Evologics claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law. Bacterin seeks injunctive relief, damages and exemplary damages to be determined at trial. The parties have entered into a settlement agreement whereby Evologics has agreed to discontinue use of “Evosponge” within ninety (90) days.

On April 4, 2012, Bacterin International, Inc. filed suit against SeaArk Capital, LLC and its principal, Mark Bartosh, seeking recovery of $1,648,994 for product delivered to SeaArk in 2011. The case is pending in the United States District Court of the Eastern District of Pennsylvania. SeaArk has entered an appearance in the case but has not yet been required to file an answer asserting its defenses, if any.

On April 19, 2012, Bacterin International, Inc. filed a lawsuit in federal court in Dallas, Texas, seeking injunctive relief and damages against Shantal Howell, a former regional vice president of the company.  The suit arises out of the former employee’s breach of contract, breach of fiduciary duties, interference with Bacterin’s business relationships, and misappropriation of Bacterin’s trade secrets.  The company has not yet determined the full extent of damages to be recovered in the lawsuit.

Item 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, pursuant to our previously disclosed May 27, 2011 Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”) and S-3 registration statement declared effective on July 19, 2011, we issued 1,475,037 shares of our common stock to LPC for aggregate proceeds of $3,899,996. We intend to use the proceeds for working capital and general corporate purposes. We terminated our Purchase Agreement with LPC on May 3, 2012.

Item 3.   Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Form 10-Q filed November 14, 2011, incorporated by reference herein)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed January 12, 2011, incorporated by reference herein)

10.19	Termination of Consulting Agreement with David Jacofsky

10.22	Employment Agreement with Gregory Juda

10.23	Form of Stock Option Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: May 4, 2012	By:	/s/ Guy Cook
Name: Guy Cook
Title: President and Chief Executive Officer

Date: May 4, 2012	By:	/s/ John P, Gandolfo
Name: John P, Gandolfo
Title: Chief Financial Officer

