Form 10-Q
period 2012-06-30
Bacterin International Holdings, Inc.
filed 2012-08-10
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at July 26, 2012: 42,449,048

BACTERIN INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

☐	the future performance and market acceptance of our products;

☐	our ability to maintain our competitive position;

☐	negative media publicity;

☐	our ability to obtain donor cadavers for our products;

☐	our efforts to innovate and develop new products;

☐	our ability to engage and retain qualified technical personnel and members of our management team;

☐	our reliance on our current facilities;

☐	our ability to generate funds or raise capital to finance our growth;

☐	our efforts to expand our sales force;

☐	the ability of our sales force to achieve expected results;

☐	government regulations and additional taxes;

☐	fluctuations in our operating results;

☐	government and third-party coverage and reimbursement for our products;

☐	our ability to manage our growth;

☐	our ability to successfully integrate future business combinations or acquisitions;

☐	product liability claims and other litigation to which we may be subjected;

☐	product recalls and defects;

☐	timing and results of clinical trials;

☐	our ability to obtain and protect our intellectual property and proprietary rights;

☐	infringement and ownership of intellectual property;

☐	our ability to attract broker coverage;

☐	the trading market, market prices, dilution, and dividends of our common stock;

☐	influence by our management; and

☐	our ability to issue preferred stock.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of
	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,213,565	$751,111
Trade accounts receivable, net of allowance for doubtful accounts of $1,209,073 and $1,232,806, respectively	6,582,855	7,083,354
Inventories, net	12,301,854	8,479,710
Prepaid and other current assets	586,014	289,326
Total current assets	20,684,288	16,603,501

Non-current inventories	1,042,820	920,542
Property and equipment, net	4,450,115	3,774,140
Intangible assets, net	617,124	656,133
Goodwill	728,618	728,618
Other assets	930,520	486,914

Total Assets	$28,453,485	$23,169,848

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,605,820	$2,654,263
Accounts payable - related party	567,811	513,193
Accrued liabilities	2,409,888	3,762,211
Warrant derivative liability	825,389	2,344,516
Current portion of capital lease obligations	87,835	33,791
Current portion of long-term debt	4,258,990	1,632,978
Total current liabilities	11,755,733	10,940,952
Long-term Liabilities:
Capital lease obligation, less current portion	191,958	89,580
Long-term debt, less current portion	6,362,151	6,638,270
Total Liabilities	18,309,842	17,668,802

Commitments and Contingencies (Note 11)
Stockholders' Equity (Deficit)
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 42,747,457 shares issued and outstanding as of June 30, 2012 and 40,841,218 shares issued and outstanding as of December 31, 2011	43	40
Additional paid-in capital	50,411,604	45,452,732
Retained deficit	(40,268,004)	(39,951,726)
Total Stockholders’ Equity	10,143,643	5,501,046

Total Liabilities & Stockholders’ Equity	$28,453,485	$23,169,848

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Tissue sales	$8,113,605	$7,370,048	$15,784,554	$13,238,972
Royalties and other	94,667	138,427	193,719	270,307
Total Revenue	8,208,272	7,508,475	15,978,273	13,509,279

Cost of tissue and medical devices sales	2,329,432	1,742,144	4,188,154	2,729,443

Gross Profit	5,878,840	5,766,331	11,790,119	10,779,836

Operating Expenses
General and administrative	2,319,851	1,505,165	4,910,623	3,897,026
Sales and marketing	3,835,209	4,331,145	7,981,552	8,595,426
Depreciation and amortization	95,206	62,533	214,280	115,205
Non-cash consulting expense	(24,069)	147,485	304,184	388,475
Total Operating Expenses	6,226,197	6,046,328	13,410,639	12,996,132

Loss from Operations	(347,357)	(279,997)	(1,620,520)	(2,216,296)

Other Income (Expense)
Interest expense	(266,200)	(132,879)	(409,052)	(498,540)
Change in warrant derivative liability	1,301,576	7,579	1,519,127	7,226,385
Other income (expense)	42,498	-	194,167	-

Total Other Income (Expense)	1,077,874	(125,300)	1,304,242	6,727,845

Net Income (Loss) Before (Provision) Benefit for Income Taxes	730,517	(405,297)	(316,278)	4,511,549

(Provision) Benefit for Income Taxes
Current	-	-	-	-
Deferred	-	-	-	-

Net Income (Loss)	$730,517	$(405,297)	$(316,278)	$4,511,549

Net Income (loss) per share:
Basic	$0.02	$(0.01)	$(0.01)	$0.12
Dilutive	$0.02	$(0.01)	$(0.01)	$0.10

Shares used in the computation:
Basic	42,695,350	38,216,956	42,121,718	37,776,259
Dilutive	44,683,663	38,216,956	42,121,718	43,572,293

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net (loss) income	$(316,278)	$4,511,549
Noncash adjustments:
Depreciation and amortization	403,252	322,047
Amortization of debt discount	53,707	268,011
Non-cash consulting expense/stock option expense	1,038,780	671,004
Provision for losses on accounts receivable and inventory	(23,733)	72,415
Loss on disposal of assets	7,902	-
Change in derivative warrant liability	(1,519,127)	(7,226,385)
Reduction of contingent liability	(358,426)	-
Changes in operating assets and liabilities:
Accounts receivable	524,232	(1,893,570)
Accounts receivable - related party	-	(53,139)
Inventories	(3,944,422)	(883,246)
Prepaid and other assets	(740,338)	(71,483)
Accounts payable	1,006,175	(353,782)
Accrued liabilities	(993,897)	189,312

Net cash used in operating activities	(4,862,173)	(4,447,267)

Investing activities:
Purchases of property and equipment	(870,569)	(269,413)
Intangible asset additions	-	(108,122)
Net cash used in investing activities	(870,569)	(377,535)

Financing activities:
Proceeds from the issuance of long-term debt	2,741,720	2,579,688
Payments on long-term debt	(445,534)	(86,157)
Payments on capital leases	(21,085)	(28,769)
Proceeds from issuance of stock	3,899,996	3,027,504
Proceeds from exercise of options	20,099	73,700
Proceeds from exercise of warrants	-	333,762
Net cash provided by financing activities	6,195,196	5,899,728

Net change in cash and cash equivalents	462,454	1,074,926

Cash and cash equivalents at beginning of period	751,111	327,481

Cash and cash equivalents at end of period	$1,213,565	$1,402,407

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

The accompanying interim condensed consolidated financial statements of Bacterin for the six months ended June 30, 2012 and 2011 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2012.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 97% and 99% of sales were in the United States for the first six months of 2012 and 2011, respectively. One customer represented 7% and 17% of revenue for the first half of 2012 and 2011, respectively. One customer represented 21% and 23% of accounts receivable at June 30, 2012 and June 30, 2011, respectively. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at June 30, 2012.

Revenue by geographical region is as follows:

	Six months ended
	June 30,
	2012	2011
United States	$15,507,794	$13,324,515
Rest of World	470,479	184,764
	$15,978,273	$13,509,279

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the specific identification method and includes materials, labor and overhead. The Company calculates an inventory reserve for estimated obsolescence or excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense, which is generally recorded to cost of tissue and medical devices sales. Inventories where the sales cycle is estimated to be beyond twelve months are classified as Long-term inventories.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, instead are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment. The Company conducts its annual impairment test on December 31 of each year. See further discussion of goodwill in Note 3 below.

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

Intangible Assets

Intangible assets with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets include trademarks, customer lists and patents and include costs to acquire and protect Company patents and are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives of 15 years.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with Nufix, RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for the first two quarters of 2012 and 2011.

Research and development services revenue is recognized as performed, based on the incurrence of qualifying costs or achievement of milestones as prescribed in the arrangement.

Non Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are marked to market at each reporting date, recognized ratably over the vesting period and are recorded in Non cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $29,000 and $41,000 were expensed for the six months ended June 30, 2012 and 2011, respectively.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded in the first two quarters of 2012 or 2011.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Dilutive shares were 1,988,313 for the three months ended June 30, 2012 and 5,796,034 for the six months ended June 30, 2011. Diluted net loss per share was the same as basic net loss per share for the three months ended June 30, 2011 and six months ended June 30, 2012 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the six months ended June 30, 2012 and June 30, 2011, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of June 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of	As of
	June 30,	December 31,
	2012	2011
Level 1	-	-
Level 2	-	-
Level 3	$825,389	$2,344,516

Acquisition contingent consideration liability

	As of June 30, 2012	As of December 31, 2011
Level 1	-	-
Level 2	-	-
Level 3	$91,740	450,166

The valuation technique used to measure fair value of the warrant liability and contingent consideration is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ending June 30, 2012:

Warrant derivative liability

Balance at January 1, 2012	$2,344,516
Gain recognized in earnings	(1,519,127)
Balance at June 30, 2012	$825,389

Acquisition contingent consideration liability

Balance at January 1, 2012	$450,166
Reduction recognized in earnings	(358,426)
Balance at June 30, 2012	$91,740

During the six months ended June 30, 2012, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

Reclassification of Prior Year Amounts

We have reclassified certain prior year amounts to conform to the current year presentation.

(2) Equity

In the second quarter of 2011, we raised $3,027,504 in a private placement transaction under Rule 506 of Regulation D. The transaction resulted in the issuance of 939,377 shares of our common stock and warrants to purchase 375,747 shares of our common stock.

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allowed us to borrow $7 million and up to an additional $8 million in connection with a permitted acquisition through December 31, 2011. The $8 million portion expired unused as of December 31, 2011. The credit facility is secured by substantially all of our assets and carries an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3%. Repayment was interest only for the first nine months, with principal and interest for the subsequent 33 months. In the second quarter of 2012, the interest only period was extended through December 31, 2012.

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

In consideration for entering into the Purchase Agreement, we issued 128,506 shares of our common stock to LPC as initial commitment shares and we agreed to issue up to 164,675 additional commitment shares on a pro rata basis when LPC purchases additional shares. The Purchase Agreement allowed us to require LPC to purchase up to $30 million of our common stock from time to time, and also allowed us to terminate the Purchase Agreement for any reason or for no reason with one business day's notice to LPC.

During the first quarter of 2012, we issued 1,475,037 shares of our common stock to LPC for aggregate proceeds of $3,899,996. We used the proceeds for working capital and general corporate purposes.

On May 3, 2012, we terminated the LPC Purchase Agreement.

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

The initial valuation of the contingent consideration was based upon management’s estimates of the probability of reaching the milestones that would trigger the requirement to pay the contingent amounts. During the first half of 2012, management reviewed and adjusted the assumptions associated with the contingent liability which resulted in a reduction of the contingent liability to $91,740 as of June 30, 2012.

The useful lives of the Customer List and the Trademark are 5 years and 15 years, respectively resulting in the following amortization schedule:

Remaining 2012	17,696
2013	35,392
2014	35,392
2015	35,392
2016	35,392
Thereafter	22,065
Total	$181,329

(4)           Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
Current inventories
Raw materials	$2,515,032	$1,612,901
Work in process	4,467,689	2,586,047
Finished goods	6,145,709	5,107,400
	13,128,430	9,306,348
Reserve	(826,576)	(826,638)
Current inventories, total	$12,301,854	$8,479,710
Non-current inventories
Finished goods	$1,042,820	$920,542
Non-current inventories, total	$1,042,820	$920,542
Total inventories	$13,344,674	$9,400,252

(5)           Property and Equipment, Net

Property and equipment, net are as follows:

	June 30,	December 31,
	2012	2011
Buildings	$1,658,658	$1,653,263
Equipment	4,623,316	3,597,471
Computer equipment	332,533	392,375
Computer software	393,766	228,054
Furniture and fixtures	182,640	171,418
Leasehold improvements	1,200,936	1,357,218
Vehicles	78,306	68,306
Total cost	8,470,155	7,468,105
Less: accumulated depreciation	(4,020,040)	(3,693,965)
	$4,450,115	$3,774,140

The Company leases certain equipment under capital leases. As of June 30, 2012, the Company has recorded $374,864 gross assets in Equipment, and $77,076 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the six months ended June 30, 2012 and 2011 was $121,350 and $25,218, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the six months ended June 30, 2012 and 2011 was $364,198 and $304,177, respectively.

(6)           Intangible Assets

Bacterin has been issued various patents with regards to processes for its products and acquired trademarks and customer lists.

The following table sets forth information regarding intangible assets:

	June 30, 2012	December 31, 2011
Intellectual Property
Gross carrying value	$809,615	$809,615
Accumulated amortization	$(192,491)	$(153,482)
Net carrying value	$617,124	$656,133

Aggregate amortization expense:	$39,009	$53,638

Estimated amortization expense:

Remainder of 2012		$56,370
2013		$75,160
2014		$75,160
2015		$75,160
2016		$75,160
Thereafter		$260,114

(7)           Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
Acquisition contingent liability	$91,740	$450,166
Accrued stock compensation	262,761	608,933
Wages/commissions payable	962,851	1,289,827
Other accrued expenses	1,092,536	1,413,285
	$2,409,888	$3,762,211

(8)           Long-term Debt

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allowed us to borrow $7 million and up to an additional $8 million in connection with a permitted acquisition through December 31, 2011. The $8 million portion expired unused as of December 31, 2011. The credit facility is secured by substantially all of our assets and carries an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3% and contains covenants based upon revenue thresholds, which were met as of June 30, 2012. Repayment was interest only for the first nine months, with principal and interest for the subsequent 33 months. In the second quarter of 2012, the interest only period was extended through December 31, 2012.

On April 23, 2012, the Company secured an accounts receivable credit facility with Midcap Financial LLC and Silicon Valley Bank. The revolving loan credit facility allows Bacterin to borrow up to $5 million through January 1, 2015. The facility allows borrowings based upon a predetermined formula of up to 80% of Bacterin's eligible accounts receivable, as defined in the credit and security agreement. The Company also amended its existing Loan and Security Agreement with MidCap to allow the Company to borrow up to an additional $3 million for the next six months in connection with a permitted acquisition. The credit facility carries an interest rate of LIBOR plus 4%, subject to a LIBOR floor rate of 2.5%. The Company also agreed to pay a 0.5% collateral management fee on the average outstanding balance of the facility and 1% of the average unused portion of the facility, as well as a 1% origination fee. Prepayment penalties apply. As of June 30, 2012, the LIBOR rate in effect was 0.25%.

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Loan payable to MidCap, LIBOR plus 7.5% maturing January 2015	$4,383,838	$4,666,667
Loan payable to SVB, LIBOR plus 7.5% maturing January 2015	2,191,919	2,333,333
MidCap revolving loan, LIBOR plus 4.0% maturing January 2015	2,741,720	-
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,442,892	1,464,183
	10,760,369	8,464,183

Less: Current portion	(4,258,990)	(1,632,978)
Debt discount	(139,228)	(192,935)
Long-term debt	$6,362,151	$6,638,270

The following is a summary of maturities due on the debt as of June 30, 2012:

Remainder of 2012	2,764,625
2013	3,204,282
2014	3,207,238
2015	317,043
2016	57,344
Thereafter	1,209,837
Total	$10,760,369

(9)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The plan is currently administered by the compensation committee of our Board of Directors. The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the incentive plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The Plan has 9 million shares authorized and at June 30, 2012, we had approximately 2,645,315 shares available for issuance. Shares issued under the Plan may be authorized, but unissued, or reacquired shares.

Stock compensation expense recognized in the statement of operations for the six months ended June 30, 2012 and 2011 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

·	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a weighted-average rate of 1.35% for the six months ended June 30, 2012.

Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used a weighted-average expected term of 6.43 years for the six months ended June 30, 2012.

·	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a weighted-average volatility rate of 67% for the six months ended June 30, 2012.

·	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% for the six months ended June 30, 2012.

Activity under our stock option plans was as follows:

	June 30, 2012			June 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	4,828,910	$2.14	$1.01	3,850,743	$1.38	$0.83
Granted	820,625	2.15	1.05	757,250	4.10	1.91
Exercised	(15,000)	1.34	0.45	(55,000)	1.34	0.49
Cancelled or expired	(1,038,750)	1.92	0.91	(498,000)	3.27	1.75
Outstanding at June 30	4,595,785	$2.19	$1.04	4,054,493	$1.99	$0.83
Exercisable at June 30	2,028,993	$1.71	$0.72	1,508,243	$1.75	$0.57

Stock option expense was $190,055 and $381,199 for the six months ended June 30, 2012 and June 30, 2011, respectively. The total intrinsic value of options exercised in the first half of 2012 was $17,400. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2012 is $584,865. As of June 30, 2012, there were 2,566,792 unvested options with a weighted average fair value at the grant date of $1.26 per option. As of June 30, 2012, the total compensation related to nonvested awards not yet recognized is $3,224,589 and is expected to be recognized over 3.8 years.

From time to time we may grant stock options and restricted stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The following table summarizes restricted stock award activity during the quarter ended June 30, 2012:

Shares
Outstanding at January 1, 2012	1,632,900
Awarded	111,000
Vested	(262,500)
Outstanding at June 30, 2012	1,481,400

The restricted stock awards generally vest over three to five year periods. The Company recognized non cash consulting expense of $304,184 and $388,475 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the total expense related to nonvested restricted stock awards not yet recognized is $1,119,393 and is expected to be recognized over four years.

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

The following table summarizes our warrant activities for the period ended June 30, 2012:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2012	6,967,529	$2.22
Issued	143,700	2.30
Exercised	(140,255)	1.59
Outstanding at June 30, 2012	6,970,974	$2.24

The exercise of 238,819 warrants in the first half of 2012 resulted in the issuance of 124,046 shares of common stock as the warrants were exercised using the cashless feature of the warrants.

We utilize a lattice model to determine the fair market value of the warrants. The 1,570,565 warrants issued in connection with our 2010 bridge financings and the 375,000 warrants issued in connection with our 2010 WTI financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. There were 133,474 additional warrants issued to WTI in the first quarter of 2011 and an additional 143,700 warrants in the first quarter of 2012 as a result of the LPC share issuance triggering the anti-dilution clause in the original warrant agreement. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $1,519,127 resulting from the change in the fair value of the warrant derivative liability for the six months ended June 30, 2012, respectively. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

Value of underlying common stock (per share)	$1.34
Risk free interest rate	0.38%
Expected term	4.35 years
Dividend yield	0%
Volatility	65%

The following table summarizes our activities related to our warrants used in the derivative liability for the period ended June 30, 2012:

Balance at January 1, 2012	1,506,007
Derivative warrants issued	143,700
Balance at June 30, 2012	1,649,707

(11)          Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2013. For one facility, we have the option to extend the lease for another ten year term and have right of first refusal on any sale. We lease additional office facilities under month-to-month arrangements. Future minimum payments for the next five years and thereafter as of June 30, 2012, under these leases, are as follows:

Remainder of 2012	$87,350
2013	$93,000

Rent expense was $142,949 and $85,053 for the six months ended June 30, 2012 and 2011, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

Litigation

In November 2009, a complaint was served on the Company in connection with the following court action filed in Utah state court:  Yanaki and Activatek, Inc. v. Cook and Bacterin International, Inc., Case Number 090912772.  The complaint involves attempts by one of the plaintiffs, Yanaki, to sell shares of the Company’s common stock to a third party in a private sale.  Plaintiffs claimed, as their primary allegation, that the Company intentionally interfered with the sales contract. Yanaki sought $300,000, 358,904 shares of the Company’s common stock, attorneys fees, costs and punitive damages. On July 17, 2012, the parties entered into a confidential settlement agreement which resolved this dispute.

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv558-REB-MEH against Tissue Transplant Technology, Ltd, a Texas Limited Partnership and its general partner T-TOT, LLC, a Texas Limited Liability Company; and Transplant Technologies of Texas, Ltd, a Texas Limited Partnership, and its general partners TTT, LLC, a Texas Limited Liability Company and JWL Management, LLC, a Texas Limited Liability Company. Defendant Tissue Transplant Technology, LTD is using the trademark "Sterisponge" to identify various allograft products in the marketplace. In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin has asserted against Tissue Transplant Technology, LTD claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law. In addition, Bacterin has also asserted against Transplant Technologies of Texas, LTD a claim for cancellation of a Federal Registration for "Sterisponge". Bacterin seeks injunctive relief, damages and exemplary damages to be determined at trial. The parties have entered into a settlement agreement whereby Tissue Transplant Technologies has agreed to discontinue use of their SteriSponge mark within 120 days.

On April 4, 2012, Bacterin International, Inc.  filed suit against SeaArk Capital, LLC and its principal, Mark Bartosh, seeking recovery of $1,648,993 for product delivered to SeaArk in 2011.  The case is pending in the United States District Court of the Eastern District of Pennsylvania.  SeaArk has entered an appearance in the case but has not yet been required to file an answer asserting its defenses, if any.  The parties are engaged in settlement negotiations.

Bacterin International, Inc. filed a lawsuit in federal court in Dallas, Texas, seeking  injunctive relief and damages against a former regional vice president of the company.  The suit arises out of the former employee’s breach of contract, breach of fiduciary duties, interference with Bacterin’s business relationships, and misappropriation of Bacterin’s trade secrets.

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

The Company did not recognize any interest or penalties related to income taxes for the six months ended June 30, 2012 and 2011.

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

 (14)        Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Six months ended
	June 30,
	2012	2011
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$483,336	$361,861
Income taxes	-	-
Non-cash activities:
Capital lease acquisition	$177,507	$-
Conversion of accounts payable into common stock	$-	$600,000
Decrease in warrant derivative liability due to warrant	$-	$958,554

(15)         Related Party Transactions

Our Chief Executive Officer (“CEO”) serves as a Board member of West Coast Tissue Services. In addition, one of our directors, Mitchell Godfrey, serves as a Board member of American Donor Services. Both of these entities recover tissues from donors and we reimburse them for recovery fees including labor costs. These relationships benefit us, thus insuring we have a pipeline of current and future donors which is necessary for our success. As of June 30, 2012, we had an accounts payable balance of $567,811 to American Donor Services. No compensation is paid to our CEO or our director for their services to those entities.

On June 27, 2012, the Board of Directors granted a waiver of certain provisions of the Company’s Code of Conduct to allow an entity controlled by two of the CEO’s adult children to become a distributor of the Company’s products.  This entity acquired inventory from Allograft Tissue Management, a distributor that had previously acquired inventory from the Company.  The new distributor entity may also purchase products directly from the Company from time to time based upon a new distributor agreement approved by the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the intended usage and markets for our products and services, the market for our common stock, the ability of our sales force to achieve expected results; and our liquidity, results of operations, and ability to meet our anticipated cash requirements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

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

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

Revenue

Total revenue for the three months ended June 30, 2012 increased 9% to $8,208,272 compared to $7,508,475 in the comparable prior year period. The increase of $699,797 was largely the result of increased sales generated from our direct sales force and independent distributors compared to the second quarter of 2011. Since 2009, we have been transitioning from a 100% distributor based sales model to a hybrid model which includes sales from our direct sales force as well as independent distributors which has increased the market penetration of our products.

Cost of tissue and medical devices sales

Costs of tissue sales consist primarily of tissue and medical device manufacturing costs. Costs of sales increased by 34% or $587,288 to $2,329,432 from $1,742,144 for the three months ended June 30, 2011. The increase was largely the result of increased costs associated with our higher sales. In the last quarter of 2011, we experienced an increase to the percentage of our overhead expense allocated to cost of tissue sales based upon increased production which resulted in a higher cost of tissue sales than the prior year period. As a percentage of tissue sales, cost of tissue sales was 28% of revenues for the second quarter of 2012 compared to 23% in the comparable prior year period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation and amortization, and compensation costs, including incentive compensation.  Operating expenses increased 3%, or $179,869, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Fluctuations are discussed below:

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 54%, or $814,686, to $2,319,851, for the three months ended June 30, 2012 compared to the same period of 2011. The increase is primarily due to higher administrative costs supporting the higher revenue in addition to added rental and maintenance expense for increased operational space.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for commissions, sales wages, trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses decreased 11%, or $495,936, to $3,835,209 for the three months ended June 30, 2012 from $4,331,145 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses decreased to 47% in the second quarter of 2012 from 58% in the second quarter of 2011.  The decreases were primarily the result of more variable compensation paid to our direct sales force compared to salaries earned in the comparable period of 2011 and a lower corporate sales commission structure.

Depreciation and Amortization

Depreciation expense consists of depreciation of long-lived property and equipment while amortization expense consists of amortization of intangible assets. Depreciation and amortization expense increased 52% to $95,206 for the three months ended June 30, 2012 from $62,533 in the comparable prior year period. The increase reflects increased equipment purchases made since June 30, 2011, including the acquisition of Robinson MedSurg.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $171,554 to a reversal of $24,069 of expense in the second quarter of 2012. The decrease is due to a lower closing price of the Company’s common stock as of June 30, 2012 resulting in lower expense associated with the consulting contracts.

Interest Expense

Interest expense is from our promissory notes and capital leases. Interest expense for the second quarter of 2012 increased $133,321 to $266,200, as compared to $132,879 in the second quarter of 2011. The increase was the result of the addition of the revolving credit facility and more equipment under capital leases in the second quarter of 2012.

Change in Warrant Derivative Liability

For the second quarter of 2012, the Company recorded a decrease in its non cash warrant derivative liability of $1,301,576 based upon the decrease in the closing price of the Company’s common stock at June 30, 2012 compared to March 31, 2012. The liability is associated with the issuance of warrants as part of its convertible debt financing, and WTI financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Revenue

Total revenue for the six months ended June 30, 2012 increased 18% to $15,978,273 compared to $13,509,279 in the comparable prior year period. The increase of $2,468,994 was largely the result of increased sales generated from our direct sales force and independent distributors compared to the first half of 2011. Since 2009, we have been transitioning from a 100% distributor based sales model to a hybrid model which includes sales from our direct sales force as well as independent distributors which has increased the market penetration of our products.

Cost of tissue and medical devices sales

Costs of tissue sales consist primarily of tissue and medical device manufacturing costs. Costs of sales increased by 53% or $1,458,711 to $4,188,154 for the first half of 2012 from $2,729,443 for the first half of 2011. The increase was largely the result of increased costs associated with our higher sales. As a percentage of tissue sales, cost of tissue sales was 26% of revenues for the second quarter of 2012 compared to 20% in the comparable prior year period. In the last quarter of 2011, we experienced an increase to the percentage of our overhead expense allocated to cost of tissue sales based upon increased production which resulted in a higher cost of tissue sales than the prior year period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation and amortization, and compensation costs, including incentive compensation.  Operating expenses increased 3%, or $414,507, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Fluctuations are discussed below:

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 26%, or $1,013,597, to $4,910,623, for the six months ended June 30, 2012 compared to the same period of 2011. The increase is primarily due to higher administrative costs supporting the higher revenue in addition to added rental and maintenance expense for increased operational space.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for commissions, sales wages, trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses decreased 7%, or $613,874, to $7,981,552 for the six months ended June 30, 2012 from $8,595,426 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses decreased to 50% in the second quarter of 2012 from 64% in the first six months of 2011.  The decreases were primarily the result of more variable compensation paid to our direct sales force compared to salaries earned in the comparable period of 2011 and a lower corporate sales commission structure.

Depreciation and Amortization

Depreciation expense consists of depreciation of long-lived property and equipment while amortization expense consists of amortization of intangible assets. Depreciation and amortization expense increased 86% to $214,280 for the six months ended June 30, 2012 from $115,205 in the comparable prior year period. The increase reflects increased equipment purchases made since June 30, 2011, including the acquisition of Robinson MedSurg.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $84,291 to $304,184 of expense in the first half of 2012 from $388,475 for the first half of 2011. The decrease is due to the lower closing price closing price of the Company’s common stock at June 30, 2012 which was partially offset by more contracts in place in 2012.

Interest Expense

Interest expense is from our promissory notes and capital leases. Interest expense for the first six months of 2012 decreased $89,488to $409,052, as compared to $498,540 in the first six months of 2011. The decrease was the result of interest expense paid to shareholders in the first quarter of 2011 and preferable interest rates on the new debt facility which was entered into in July 2011. These were partially offset by a higher total debt balance as of June 30, 2012 due to the new revolving facility.

Change in Warrant Derivative Liability

For the first six months of 2012, the Company recorded a decrease in its non cash warrant derivative liability of $1,519,127 based upon the decrease in the closing price of the Company’s common stock at June 30, 2012 compared to December 31, 2011. The liability is associated with the issuance of warrants as part of its convertible debt financing, and WTI financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit line and other debt transactions. In July 2011, we closed on a $7 million term loan transaction with Midcap Financial and Silicon Valley Bank and a portion of the proceeds were used to pay off the WTI loan and the Bridge Bank credit facility. At June 30, 2012, we had approximately $7,796,420 of cash and cash equivalents and accounts receivables. In addition, on April 23, 2012, the Company secured an accounts receivable credit facility with Midcap Financial LLC and Silicon Valley Bank. The revolving loan credit facility allows Bacterin to borrow up to $5 million through January 1, 2015.

Net cash used in operating activities for the first half of 2012 was $4,862,173. This was primarily related to cash used to fund our operations as well as in our inventory balance of $3,944,422. For the first half of 2011, net cash used in operating activities was $4,447,267.

Net cash used in investing activities for the first half of 2012 was $870,569 due to the purchase of property and equipment.

Net cash provided by financing activities was $6,195,196 for the first half of 2012 which was primarily due to the cash raised through the issuance of 1,475,037 shares of our common stock to Lincoln Park Capital for aggregate proceeds of approximately $3,899,996 and the borrowing of $2,741,720 on the new revolver facility.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our June 30, 2012 cash on hand and accounts receivable balance of $7,796,420, as well as availability on our recent accounts receivable credit facility with MidCap Financial and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through June 30, 2013. We incurred approximately $19 million in sales and marketing expenses in 2011 and expect to incur $20 million in 2012 as our revenues continue to increase. The increased sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. The incurrence of these additional expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of June 30, 2012.  Based upon that evaluation, we concluded that as of June 30, 2012, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of June 30, 2012.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of June 30, 2012 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of June 30, 2012 as detailed below:

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

Our efforts to remediate this weakness include the following:

-	We hired an outside consultant to advise us on certain technical accounting issues.

-	We hired an accounting manager in the second quarter of 2012.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

In November 2009, a complaint was served on the Company in connection with the following court action filed in Utah state court:  Yanaki and Activatek, Inc. v. Cook and Bacterin International, Inc., Case Number 090912772.  The complaint involved attempts by one of the plaintiffs, Yanaki, to sell shares of the Company’s common stock to a third party in a private sale.  Plaintiffs claimed, as their primary allegation, that the Company intentionally interfered with the sales contract. Yanaki sought $300,000, 358,904 shares of the Company’s common stock, attorneys fees, costs and punitive damages.  On July 17, 2012, the parties entered into a confidential settlement agreement which resolved this dispute.

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv558-REB-MEH against Tissue Transplant Technology, Ltd, a Texas Limited Partnership and its general partner T-TOT, LLC, a Texas Limited Liability Company; and Transplant Technologies of Texas, Ltd, a Texas Limited Partnership, and its general partners TTT, LLC, a Texas Limited Liability Company and JWL Management, LLC, a Texas Limited Liability Company. Defendant Tissue Transplant Technology, LTD is using the trademark "Sterisponge" to identify various allograft products in the marketplace. In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin has asserted against Tissue Transplant Technology, LTD claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law. In addition, Bacterin has also asserted against Transplant Technologies of Texas, LTD a claim for cancellation of a Federal Registration for "Sterisponge". Bacterin seeks injunctive relief, damages and exemplary damages to be determined at trial. The parties have entered into a settlement agreement whereby Tissue Transplant Technologies has agreed to discontinue use of their SteriSponge mark within 120 days.

On April 4, 2012, Bacterin International, Inc. filed suit against SeaArk Capital, LLC and its principal, Mark Bartosh, seeking recovery of $1,648,993.58 for product delivered to SeaArk in 2011. The case is pending in the United States District Court of the Eastern District of Pennsylvania. SeaArk has entered an appearance in the case but has not yet been required to file an answer asserting its defenses, if any. The parties are engaged in settlement negotiations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarterly period ended June 30, 2012

Item 3.   Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Form 10-Q filed November 14, 2011, incorporated by reference herein)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed January 12, 2011, incorporated by reference herein)

10.24	*	First Amendment to Employment Agreement with Guy Cook •

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

101.INS	**	XBRL INSTANCE DOCUMENT

101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

•	Compensation Agreement
*	Filed herewith
**	Furnished herewith

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: August 10, 2012	By:	/s/ Guy Cook
Name: Guy Cook
Title: President and Chief Executive Officer

Date: August 10, 2012	By:	/s/ John P, Gandolfo
Name: John P, Gandolfo
Title: Chief Financial Officer

