Form 10-Q
period 2012-09-30
Bacterin International Holdings, Inc.
filed 2012-11-08
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at October 24, 2012: 42,600,844

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BACTERIN INTERNATIONAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,615,988	$751,111
Trade accounts receivable, net of allowance for doubtful accounts of $1,369,443 and $1,232,806, respectively	7,184,558	7,083,354
Inventories, net	13,409,540	8,479,710
Prepaid and other current assets	630,403	289,326
Total current assets	29,840,489	16,603,501

Non-current inventories	1,083,208	920,542
Property and equipment, net	4,883,231	3,774,140
Intangible assets, net	586,975	656,133
Goodwill	728,618	728,618
Other assets	1,324,338	486,914

Total Assets	$38,446,859	$23,169,848

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,055,348	$2,654,263
Accounts payable - related party	429,081	513,193
Accrued liabilities	2,250,617	3,762,211
Warrant derivative liability	951,361	2,344,516
Current portion of capital lease obligations	175,175	33,791
Current portion of royalty liability	845,999	-
Current portion of long-term debt	44,465	1,632,978
Total current liabilities	8,752,046	10,940,952
Long-term Liabilities:
Capital lease obligation, less current portion	335,368	89,580
Long term royalty liability, less current portion	6,546,180
Long-term debt, less current portion	14,221,640	6,638,270
Total Liabilities	29,855,234	17,668,802

Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 42,864,250 shares issued and outstanding as of September 30, 2012 and 40,841,218 shares issued and outstanding as of December 31, 2011	43	40
Additional paid-in capital	51,378,943	45,452,732
Retained deficit	(42,787,361)	(39,951,726)
Total Stockholders’ Equity	8,591,625	5,501,046

Total Liabilities & Stockholders’ Equity	$38,446,859	$23,169,848

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Tissue sales	$8,643,299	$7,237,118	$24,427,853	$20,476,090
Royalties and other	236,466	302,383	430,185	572,690

Total Revenue	8,879,765	7,539,501	24,858,038	21,048,780

Cost of tissue and medical devices sales	2,600,452	1,318,606	6,788,606	4,048,049

Gross Profit	6,279,313	6,220,895	18,069,432	17,000,731

Operating Expenses
General and administrative	2,439,229	2,149,192	7,349,852	6,027,377
Sales and marketing	3,352,394	4,809,592	11,333,946	13,405,018
Depreciation and amortization	88,112	119,213	302,392	253,259
Non-cash consulting expense	186,867	708,530	491,051	1,097,005
Total Operating Expenses	6,066,602	7,786,527	19,477,241	20,782,659

Income (Loss) from Operations	212,711	(1,565,632)	(1,407,809)	(3,781,928)

Other Income (Expense)
Interest expense	(867,894)	(541,163)	(1,276,946)	(1,039,703)
Change in warrant derivative liability	(125,972)	245,024	1,393,155	7,471,409
Other income (expense)	(1,738,202)	(1,302,533)	(1,544,035)	(1,302,533)

Total Other Income (Expense)	(2,732,068)	(1,598,672)	(1,427,826)	5,129,173

Net Income (Loss) Before (Provision) Benefit for Income Taxes	(2,519,357)	(3,164,304)	(2,835,635)	1,347,245

(Provision) Benefit for Income Taxes
Current	-	-	-	-
Deferred	-	-	-	-

Net Income (Loss)	$(2,519,357)	$(3,164,304)	$(2,835,635)	$1,347,245

Net income (loss) per share:
Basic	$(0.06)	$(0.08)	$(0.07)	$0.04
Dilutive	$(0.06)	$(0.08)	$(0.07)	$0.03

Shares used in the computation:
Basic	42,796,244	39,574,952	42,341,796	38,378,027
Dilutive	42,796,244	39,574,952	42,341,796	43,204,930

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net (loss) income	$(2,835,635)	$1,347,245
Noncash adjustments:
Depreciation and amortization	577,145	803,269
Amortization of debt discount	228,505
Write-off of debt discount	139,228	1,307,933
Non-cash consulting expense/stock option expense	1,114,846	1,698,660
Warrants issued for services	342,485	-
Non-cash interest	50,659	-
Provision for losses on accounts receivable and inventory	136,637	163,616
Loss on disposal of assets	7,902	-
Change in derivative warrant liability	(1,393,155)	(7,471,409)
Reduction of contingent liability	(358,426)	-
Changes in operating assets and liabilities:
Accounts receivable	(237,841)	(2,921,285)
Accounts receivable - related party	-	(62,064)
Inventories	(5,092,496)	(1,546,528)
Prepaid and other current assets	(957,628)	(246,544)
Accounts payable	1,316,973	(200,047)
Accrued liabilities	(848,488)	704,918
Net cash used in operating activities	(7,809,289)	(6,422,236)

Investing activities:
Purchases of property and equipment	(1,216,723)	(549,331)
Notes receivable from stockholder	-	82,255
Intangible asset additions	-	(131,967)
Net cash used in investing activities	(1,216,723)	(599,043)

Financing activities:
Proceeds from the issuance of long-term debt	22,741,719	9,579,687
Payments on long-term debt	(9,773,075)	(5,104,976)
Payments on capital leases	(21,085)	(28,769)
Proceeds from issuance of stock	3,899,996	3,224,017
Proceeds from exercise of options	43,334	698,776
Proceeds from exercise of warrants	-	139,738
Net cash provided by financing activities	16,890,889	8,508,473

Net change in cash and cash equivalents	7,864,877	1,487,194

Cash and cash equivalents at beginning of period	751,111	327,481

Cash and cash equivalents at end of period	$8,615,988	$1,814,675

See notes to unaudited condensed cons olidated financial s tatements .

Notes to Consolidated Financial Statements

(1)           Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Bacterin International, Inc., a Nevada corporation, (collectively, the “Company” or “Bacterin”). All intercompany balances and transactions have been eliminated in consolidation. Bacterin’s biologics division develops, manufactures and markets biologics products to domestic and international markets.  Bacterin’s proprietary methods are used in human allografts to create stem cell scaffolds and promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and regeneration in knee and other joint surgeries.

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

The accompanying interim condensed consolidated financial statements of Bacterin for the nine months ended September 30, 2012 and 2011 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2012.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 97% and 98% of sales were in the United States for the first nine months of 2012 and 2011, respectively. One customer represented 6% and 9% of revenue for the first nine months of 2012 and 2011, respectively. One customer represented 21% and 30% of accounts receivable at September 30, 2012 and September 30, 2011, respectively. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at September 30, 2012.

Revenue by geographical region is as follows:

	Nine months ended
	September 30,
	2012	2011
United States	$24,084,836	$20,639,609
Rest of World	773,202	409,171
	$24,858,038	$21,048,780

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period; the carrying amount of property and equipment and intangible assets; valuation allowances for trade receivables and deferred income tax assets; valuation of the warrant derivative liability; inventory reserve; contingent consideration from acquisitions; royalty liability; and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

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

Intangible Assets

Intangible assets with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets include trademarks, customer lists and patents and include costs to acquire and protect Company patents and are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives of five years for customer lists and 15 years for all other intangible assets.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with Nufix, RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for the first three quarters of 2012 and 2011.

Non Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are marked to market at each reporting date, recognized ratably over the vesting period and are recorded in Non cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $50,000 and $59,000 were expensed for the nine months ended September 30, 2012 and 2011, respectively.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded in the first three quarters of 2012 or 2011.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Dilutive shares were 4,826,903 for the nine months ended September 30, 2011. Diluted net loss per share was the same as basic net loss per share for the three months ended September 30, 2011 and three and nine months ended September 30, 2012 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the nine months ended September 30, 2012 and September 30, 2011, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of September 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of	As of
	September 30,	December 31,
	2012	2011
Level 1	-	-
Level 2	-	-
Level 3	$951,361	$2,344,516

Acquisition contingent consideration liability

	As of September 30, 2012	As of December 31, 2011
Level 1	-	-
Level 2	-	-
Level 3	$91,740	450,166

The valuation technique used to measure fair value of the warrant liability and contingent consideration is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ending September 30, 2012:

Warrant derivative liability

Balance at January 1, 2012	$2,344,516
Gain recognized in earnings	(1,393,155)
Balance at September 30, 2012	$951,361

Acquisition contingent consideration liability

Balance at January 1, 2012	$450,166
Reduction recognized in earnings	(358,426)
Balance at September 30, 2012	$91,740

During the nine months ended September 30, 2012, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

The Company’s royalty liability is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate.  The Company did not have access to a readily traded market for similar credit risks and the estimated interest rate was based upon the Company’s estimate of a market interest rate to obtain similar financing.  The Company discounted the $16.8 million of estimated payments at an interest rate of 16.7%.  Accordingly, these inputs are classified as Level 3 inputs.

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

On May 27, 2011, we entered into a Purchase Agreement and Registration Rights Agreement with Lincoln Park Capital Fund, LLC (“LPC”) whereby LPC agreed to purchase up to $31 million of our common stock from time to time pursuant to the terms of the Purchase Agreement and we agreed to register the shares purchased by LPC. Upon signing the Purchase Agreement, LPC purchased 326,798 shares of our common stock for $1,000,002 and also received warrants to purchase 130,719 shares at an exercise price of $3.06 per share, the closing price on May 26, 2011. This was part of a private placement transaction pursuant to Rule 506 of Regulation D in the second quarter of 2011 in which we raised a total of $3,027,504 and issued 939,377 shares of our common stock and warrants to purchase 375,747 shares of our common stock.

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

The initial valuation of the contingent consideration was based upon management’s estimates of the probability of reaching the milestones that would trigger the requirement to pay the contingent amounts. During the first nine months of 2012, management reviewed and adjusted the assumptions associated with the contingent liability which resulted in a reduction of the contingent liability to $91,740 as of September 30, 2012.

The useful lives of the Customer List and the Trademark are 5 years and 15 years, respectively resulting in the following amortization schedule:

Remaining 2012	8,848
2013	35,392
2014	35,392
2015	35,392
2016	35,392
Thereafter	22,065
Total	$172,481

(4)           Inventories

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Current inventories
Raw materials	$2,397,958	$1,612,901
Work in process	4,867,762	2,586,047
Finished goods	6,980,008	5,107,400
	14,245,728	9,306,348
Reserve	(836,188)	(826,638)
Current inventories, total	$13,409,540	$8,479,710
Non-current inventories
Finished goods	$1,083,208	$920,542
Non-current inventories, total	$1,083,208	$920,542
Total inventories	$14,492,748	$9,400,252

(5)           Property and Equipment, Net

Property and equipment, net are as follows:

	September 30,	December 31,
	2012	2011
Buildings	$1,653,263	$1,653,263
Equipment	5,223,261	3,597,471
Computer equipment	328,907	392,375
Computer software	392,223	228,054
Furniture and fixtures	170,118	171,418
Leasehold improvements	1,200,936	1,357,218
Vehicles	78,306	68,306
Total cost	9,047,014	7,468,105
Less: accumulated depreciation	(4,163,783)	(3,693,965)
	$4,883,231	$3,774,140

The Company leases certain equipment under capital leases. As of September 30, 2012, the Company has recorded $656,319 gross assets in Equipment, and $55,695 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the nine months ended September 30, 2012 and 2011 was $204,947 and $71,652, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the nine months ended September 30, 2012 and 2011 was $516,162 and $499,607, respectively.

(6)           Intangible Assets

Bacterin has been issued various patents with regards to processes for its products and acquired trademarks and customer lists.

The following table sets forth information regarding intangible assets:

	September 30, 2012	December 31, 2011
Intellectual Property
Gross carrying value	$809,615	$809,615
Accumulated amortization	$(222,640)	$(153,482)
Net carrying value	$586,975	$656,133

Aggregate amortization expense:	$69,158	$53,638

Estimated amortization expense:

Remainder of 2012		$5,718
2013		$74,921
2014		$74,921
2015		$74,921
2016		$74,921
Thereafter		$281,573

(7)           Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
Acquisition contingent liability	$91,740	$450,166
Accrued stock compensation	306,881	608,933
Wages/commissions payable	1,329,197	1,289,827
Other accrued expenses	522,799	1,413,285
	$2,250,617	$3,762,211

(8)           Long-term Debt

On July 29, 2011, we entered into Loan and Security Agreement with MidCap Funding III, LLC (“MidCap”), whereby MidCap and Silicon Valley Bank (“SVB”) agreed to provide a $15 million credit facility which allowed us to borrow $7 million and up to an additional $8 million in connection with a permitted acquisition through December 31, 2011. The $8 million portion expired unused as of December 31, 2011. The credit facility was secured by substantially all of our assets and carried an interest rate of LIBOR plus 7.5%, subject to a LIBOR floor rate of 3% and contained covenants based upon revenue thresholds. Repayment was interest only for the first nine months, with principal and interest for the subsequent 33 months. In the second quarter of 2012, the interest only period was extended through December 31, 2012. We repaid this loan in full with the proceeds from our credit facility with ROS Acquisition Offshore LP on August 24, 2012.

On April 23, 2012, the Company secured an accounts receivable credit facility with Midcap Financial LLC and Silicon Valley Bank. The revolving loan credit facility allowed Bacterin to borrow up to $5 million through January 1, 2015. The facility allowed borrowings based upon a predetermined formula of up to 80% of Bacterin's eligible accounts receivable, as defined in the credit and security agreement. The Company also amended its existing Loan and Security Agreement with MidCap to allow the Company to borrow up to an additional $3 million for the next nine months in connection with a permitted acquisition. The credit facility carried an interest rate of LIBOR plus 4%, subject to a LIBOR floor rate of 2.5%. The Company also agreed to pay a 0.5% collateral management fee on the average outstanding balance of the facility and 1% of the average unused portion of the facility, as well as a 1% origination fee. The Company repaid this accounts receivable credit facility in full with the proceeds from the credit facility with ROS Acquisition Offshore LP on August 24, 2012.

On August 24, 2012, the Company entered into a Credit Agreement with ROS Acquisition Offshore LP (“ROS”), whereby ROS agreed to provide an initial $20 million term loan and Bacterin may also borrow an additional $5 million upon achievement of certain revenue objectives prior to December 31, 2013. The loan carries an interest rate of LIBOR plus 12.13%, subject to a LIBOR floor rate of 1.0%. Bacterin also agreed to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000. Bacterin has the right to repurchase the loan and royalty interest at amount to be determined based on the date of repurchase and the amount of prior principal, interest and royalty payments. The loan is secured by substantially all of our assets. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of $7,341,520. The debt discount will be amortized over the seven year term of the loan and royalty liability will be amortized over the ten year term of the royalty agreement.

The Company received net proceeds of approximately $10 million following repayment of the existing term loan and accounts receivable credit facility with MidCap Financial, including prepayment penalties. The Company plans to use the net proceeds for working capital and general corporate purposes.

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$20,000,000	$-
Loan payable to MidCap, LIBOR plus 7.5% maturing January 2015	-	4,666,667
Loan payable to SVB, LIBOR plus 7.5% maturing January 2015	-	2,333,333
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,432,827	1,464,183
	21,432,827	8,464,183

Less: Current portion	(44,465)	(1,632,978)
Debt discount	(7,166,722)	(192,935)
Long-term debt	$14,221,640	$6,638,270

The following is a summary of maturities due on the debt as of September 30, 2012:

Remainder of 2012	11,538
2013	45,135
2014	47,919
2015	50,875
2016	1,720,679
Thereafter	19,556,681
Total	$21,432,827

(9)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The plan is currently administered by the compensation committee of our Board of Directors. The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the incentive plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The Plan has 9 million shares authorized and at September 30, 2012, we had approximately 2,518,065 shares available for issuance. Shares issued under the Plan may be authorized, but unissued, or reacquired shares.

Stock compensation expense recognized in the statement of operations for the nine months ended September 30, 2012 and 2011 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

·	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a weighted-average rate of 1.25% for the nine months ended September 30, 2012.

Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used a weighted-average expected term of 6.34 years for the nine months ended September 30, 2012.

·	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a weighted-average volatility rate of 66% for the nine months ended September 30, 2012.

·	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% for the nine months ended September 30, 2012.

Activity under our stock option plans was as follows:

	September 30, 2012			September 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	4,828,910	$2.14	$1.01	3,850,743	$1.38	$0.83
Granted	1,105,000	2.00	1.19	1,710,500	2.92	1.35
Exercised	(39,375)	0.87	0.37	(509,833)	1.37	0.68
Cancelled or expired	(1,152,250)	2.01	0.78	(361,750)	2.94	1.54
Outstanding at September 30	4,742,285	$2.11	$1.04	4,689,660	$1.98	$0.92
Exercisable at September 30	2,242,118	$1.77	$0.76	2,081,910	$1.34	$0.60

Stock option expense was $623,565 and $708,704 for the nine months ended September 30, 2012 and September 30, 2011, respectively. The total intrinsic value of options exercised in the first nine months of 2012 was $41,778. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2012 is $688,846. As of September 30, 2012, there were 2,500,167 unvested options with a weighted average fair value at the grant date of $1.27 per option. As of September 30, 2012, the total compensation related to nonvested awards not yet recognized is $3,183,994 and is expected to be recognized over 3.6 years.

From time to time we may grant stock options and restricted stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2012:

Shares
Outstanding at January 1, 2012	1,632,900
Awarded	84,992
Vested	(368,992)
Outstanding at September 30, 2012	1,348,900

The restricted stock awards generally vest over three to five year periods. The Company recognized non cash consulting expense of $491,051 and $1,097,005 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total expense related to nonvested restricted stock awards not yet recognized is $1,036,759 and is expected to be recognized over four years.

(10)          Warrants

Associated with the second quarter of 2011 private placement of common stock, 375,747 warrants with exercise prices ranging from $2.95 to $3.52 were issued to the participants. Warrants issued with common stock under this private placement were recorded as additional paid in capital at their estimated fair market value of $312,285 during the second quarter of 2011.

In connection with the July 29, 2011MidCap financing described above, MidCap and SVB received 192,157 warrants to purchase shares of our common stock equal to 7% of the amount drawn on the credit facility divided by the exercise price of $2.55 per share. The warrants have a seven year term. MidCap and SVB also have the right to receive additional warrants if additional amounts are drawn under the facility. The fair value of these warrants, $227,388, was recorded as a discount to the underlying debt and additional paid in capital.

In the third quarter of 2012, the Company accounted for 297,991 warrants with an exercise price of $2.30 earned by the broker in the August 24, 2012 financing arrangement with ROS. These were recorded in “Other Assets” and will be amortized over the life of the financing term. These warrants were issued in the fourth quarter of 2012. In addition, on July 23, 2012 the Company issued 300,895 warrants with an exercise price of $1.03 to a private party resulting in $342,485 recorded in “Other Expense”.

The following table summarizes our warrant activities for the period ended September 30, 2012:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2012	6,967,529	$2.22
Issued	742,586	1.79
Exercised	(146,184)	1.57
Outstanding at September 30, 2012	7,563,931	$2.19

The exercise of 146,184 warrants in the first nine months of 2012 resulted in the issuance of 129,972 shares of common stock as the warrants were exercised using the cashless feature of the warrants.

We utilize a lattice model to determine the fair market value of the warrants. The 1,570,565 warrants issued in connection with our 2010 bridge financings and the 375,000 warrants issued in connection with our 2010 WTI financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. There were 133,474 additional warrants issued to WTI in the first quarter of 2011 and an additional 143,700 warrants in the first quarter of 2012 as a result of the LPC share issuance triggering the anti-dilution clause in the original warrant agreement. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $1,393,155 resulting from the change in the fair value of the warrant derivative liability for the nine months ended September 30, 2012, respectively. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

Value of underlying common stock (per share)	$1.55
Risk free interest rate	0.38%
Expected term	4.15 years
Dividend yield	0%
Volatility	62%

The following table summarizes our activities related to number of warrants used in the derivative liability for the period ended September 30, 2012:

Balance at January 1, 2012	1,506,007
Derivative warrants issued	143,700
Balance at September 30, 2012	1,649,707

(11)          Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2013 and 2019. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of September 30, 2012, under these leases, are as follows:

Remainder of 2012	$43,675
2013	$93,000
2014	$113,400
2015	$113,400
2016	$113,400
Thereafter	$236,250

Rent expense was $234,316 and $141,394 for the nine months ended September 30, 2012 and 2011, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

On March 2, 2012, Bacterin International, Inc. ("Bacterin") filed a Complaint and Jury Demand in the United States District Court for the District of Colorado in Civil Action No. 12cv558-REB-MEH against Tissue Transplant Technology, Ltd, a Texas Limited Partnership and its general partner T-TOT, LLC, a Texas Limited Liability Company; and Transplant Technologies of Texas, Ltd, a Texas Limited Partnership, and its general partners TTT, LLC, a Texas Limited Liability Company and JWL Management, LLC, a Texas Limited Liability Company. Defendant Tissue Transplant Technology, LTD is using the trademark "Sterisponge" to identify various allograft products in the marketplace. In view of Bacterin's prior and established rights in the mark "Osteosponge," Bacterin asserted against Tissue Transplant Technology, LTD claims for trademark infringement under federal law, unfair competition under federal law, trademark infringement under Colorado common law, and unfair competition under Colorado common law. In addition, Bacterin also asserted against Transplant Technologies of Texas, LTD a claim for cancellation of a Federal Registration for "Sterisponge". Bacterin sought injunctive relief, damages and exemplary damages to be determined at trial. The parties entered into a settlement agreement whereby Tissue Transplant Technologies has agreed to discontinue use of their SteriSponge mark.

On April 4, 2012, Bacterin International, Inc. filed suit against SeaArk Capital, LLC and its principal, Mark Bartosh, seeking recovery of $1,648,993.58 for product delivered to SeaArk in 2011. The case is pending in the United States District Court of the Eastern District of Pennsylvania.

On April 19, 2012, Bacterin International, Inc. filed a lawsuit in federal court in Dallas, Texas, seeking injunctive relief and damages against Shantal Howell, a former regional vice president of the company.  The suit arises out of the former employee’s breach of contract, breach of fiduciary duties, interference with Bacterin’s business relationships, and misappropriation of Bacterin’s trade secrets. On June 8, 2012, Howell asserted a counterclaim against Bacterin for breach of contract and defamation, seeking damages for allegedly owed commissions and loss of business. The case is currently in the pre-trial phase and trial is scheduled for October 2013.

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

The 2008 through 2011 tax years remain open to examination by the Internal Revenue Service and the 2006 to 2011 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2012 and 2011.

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

 (14)        Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine months ended
	September 30,
	2012	2011
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$815,031	$1,039,703
Income taxes	-	-
Non-cash activities:
Capital lease acquisition	$408,257	$-
Issuance of warrants	$220,872	$227,388
Non-cash accrued compensation	$304,680	$-
Debt discount related to financing	$7,341,520	$-
Royalty liability related to financing	$7,341,520	$-
Acquisition contingent consideration	$-	$450,166
Issuance of stock for business acquisition	$-	$1,000,000
Conversion of accounts payable into common stock	$-	$600,000
Decrease in warrant derivative liability due to warrant	$-	$968,554

(15)         Related Party Transactions

Our Chief Executive Officer (“CEO”) serves as a Board member of West Coast Tissue Services. In addition, one of our directors, Mitchell Godfrey, serves as a Board member of American Donor Services. Both of these entities recover tissues from donors and we reimburse them for recovery fees including labor costs. These relationships benefit us, thus insuring we have a pipeline of current and future donors which is necessary for our success. As of September 30, 2012, we had an accounts payable balance of $429,081 to American Donor Services. No compensation is paid to our CEO or our director for their services to those entities.

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

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

Revenue

Total revenue for the three months ended September 30, 2012 increased 18% to $8,879,765 compared to $7,539,501 in the comparable prior year period. The increase of $1,340,264 was largely the result of increased sales generated from our direct sales force and independent distributors compared to the third quarter of 2011. Since 2009, we have been transitioning from a 100% distributor based sales model to a hybrid model which includes sales from our direct sales force as well as independent distributors which has increased the market penetration of our products.

Cost of tissue and medical devices sales

Costs of tissue sales consist primarily of tissue and medical device manufacturing costs. Costs of sales increased by 97% or $1,281,846 to $2,600,452 from $1,318,606 for the three months ended September 30, 2011. As a percentage of tissue sales, cost of tissue sales was 29% of revenues for the third quarter of 2012 compared to 17% in the comparable prior year period. In the last quarter of 2011, we experienced an increase to the percentage of our overhead expense allocated to cost of tissue sales based upon increased production which resulted in a higher cost of tissue sales than the prior year period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation and amortization, and compensation costs, including incentive compensation.  Operating expenses decreased 22%, or $1,719,925, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Fluctuations are discussed below:

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 13%, or $290,037, to $2,439,229, for the three months ended September 30, 2012 compared to the same period of 2011. The increase is primarily due to higher administrative costs supporting the higher revenue in addition to added rental and maintenance expense for increased operational space.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for commissions, sales wages, trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses decreased 30%, or $1,457,198, to $3,352,394 for the three months ended September 30, 2012 from $4,809,592 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses decreased to 38% in the third quarter of 2012 from 64% in the third quarter of 2011.  The decreases were primarily the result of more variable compensation paid to our direct sales force compared to salaries earned in the comparable period of 2011 and a lower corporate sales commission structure.

Depreciation and Amortization

Depreciation expense consists of depreciation of long-lived property and equipment while amortization expense consists of amortization of intangible assets. Depreciation and amortization expense decreased 26% to $88,112 for the three months ended September 30, 2012 from $119,213 in the comparable prior year period. The decrease is due to certain assets reaching the end of their accounting useful lives thereby reducing the depreciation expense.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $521,663 to $186,867 of expense in the third quarter of 2012. The decrease is due to a lower closing price of the Company’s common stock as of September 30, 2012 resulting in lower expense associated with the consulting contracts.

Interest Expense

Interest expense is from our promissory notes and capital leases. Interest expense for the third quarter of 2012 increased $326,731 to $867,894, as compared to $541,163 in the third quarter of 2011. The increase was the result of the higher debt balance and interest rate relating to the new $20 million credit facility entered into in the third quarter of 2012.

Change in Warrant Derivative Liability

For the third quarter of 2012, the Company recorded an increase in its non cash warrant derivative liability of $125,972 based upon the slight increase in the closing price of the Company’s common stock at September 30, 2012 compared to June 30, 2012. The liability is associated with the issuance of warrants as part of its convertible debt financing, and WTI financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Expense

Other expense was $1,738,202 for the three months ended September 30, 2012, up $435,669 or 33% from the same period in 2011. The increase was due to the prepayment penalties expensed and the write-off of capitalized debt issuance costs resulting from terminating the MidCap financing agreement in the third quarter of 2012.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Revenue

Total revenue for the nine months ended September 30, 2012 increased 18% to $24,858,038 compared to $21,048,780 in the comparable prior year period. The increase of $3,809,258 was largely the result of increased sales generated from our direct sales force and independent distributors compared to the first nine months of 2011. Since 2009, we have been transitioning from a 100% distributor based sales model to a hybrid model which includes sales from our direct sales force as well as independent distributors which has increased the market penetration of our products.

Cost of tissue and medical devices sales

Costs of tissue sales consist primarily of tissue and medical device manufacturing costs. Costs of sales increased by 68% or $2,740,557 to $6,788,606 for the first nine months of 2012 from $4,048,049 for comparable period of 2011. The increase was largely the result of increased costs associated with our higher sales. As a percentage of tissue sales, cost of tissue sales was 27% of revenues for the first three quarters of 2012 compared to 19% in the comparable prior year period. In the last quarter of 2011, we experienced an increase to the percentage of our overhead expense allocated to cost of tissue sales based upon increased production which resulted in a higher cost of tissue sales than the prior year period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation and amortization, and compensation costs, including incentive compensation.  Operating expenses decreased 6%, or $1,305,418, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Fluctuations are discussed below:

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 22%, or $1,322,475, to $7,349,852, for the nine months ended September 30, 2012 compared to the same period of 2011. The increase is primarily due to higher administrative costs supporting the higher revenue in addition to added rental and maintenance expense for increased operational space.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for commissions, sales wages, trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses decreased 15%, or $2,071,072, to $11,333,946 for the nine months ended September 30, 2012 from $13,405,018 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses decreased to 46% in the first nine months of 2012 from 64% in the first nine months of 2011.  The decreases were primarily the result of more variable compensation paid to our direct sales force compared to salaries earned in the comparable period of 2011 and a lower corporate sales commission structure.

Depreciation and Amortization

Depreciation expense consists of depreciation of long-lived property and equipment while amortization expense consists of amortization of intangible assets. Depreciation and amortization expense increased 19% to $302,392 for the nine months ended September 30, 2012 from $253,259 in the comparable prior year period. The increase reflects increased equipment purchases made since September 30, 2011 and a full nine months of depreciation in 2012 on the assets acquired in the second quarter of 2011 acquisition of Robinson MedSurg.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $605,954 to $491,051 of expense in the first nine months of 2012 from $1,097,005 for the comparable period of 2011. The decrease is due to the lower closing price of the Company’s common stock at September 30, 2012 which was partially offset by more contracts in place in 2012.

Interest Expense

Interest expense is from our promissory notes and capital leases. Interest expense for the first nine months of 2012 increased $237,243 to $1,276,946, as compared to $1,039,703 in the first nine months of 2011. The increase was the result of the higher debt balance and interest rate relating to the new $20 million credit facility entered into in the third quarter of 2012.

Change in Warrant Derivative Liability

For the first nine months of 2012, the Company recorded a decrease in its non cash warrant derivative liability of $1,393,155 based upon the decrease in the closing price of the Company’s common stock at September 30, 2012 compared to December 31, 2011. The liability is associated with the issuance of warrants as part of its convertible debt financing, and WTI financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Expense

Other expense was $1,544,035 for the nine months ended September 30, 2012, up $241,502 or 19% from the same period in 2011. The increase was due to the prepayment penalties expensed and the write-off of capitalized debt issuance costs resulting from terminating the MidCap financing agreement in the third quarter of 2012.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit line and other debt transactions. In August 2012, we closed on a $20 million term loan transaction with ROS Acquisition Offshore LP. The proceeds were used to pay off the previous loans with MidCap Financial LLC and Silicon Valley Bank of approximately $9.3 million with the remainder adding to our working capital. At September 30, 2012, we had approximately $15,800,546 of cash and cash equivalents and accounts receivables.

Net cash used in operating activities for the first nine months of 2012 was $7,948,517. This was primarily related to cash used to fund our operations as well as an increase in our inventory balance of $5,092,496. For the first nine months of 2011, net cash used in operating activities was $7,809,289.

Net cash used in investing activities for the nine months ended September 30, 2012 was $1,216,723 due to the purchase of property and equipment.

Net cash provided by financing activities was $17,030,117 for the first nine months of 2012 which was primarily due to the net proceeds of the new term loan in addition to cash raised through the issuance of 1,475,037 shares of our common stock to Lincoln Park Capital for aggregate proceeds of approximately $3,899,996.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our September 30, 2012 cash on hand and accounts receivable balance of $15,800,546 and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through September 30, 2013. We incurred approximately $19 million in sales and marketing expenses in 2011 and expect to incur $16 million in 2012. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of September 30, 2012.  Based upon that evaluation, we concluded that as of September 30, 2012, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of September 30, 2012.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of September 30, 2012 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of September 30, 2012 as detailed below:

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

On April 19, 2012, Bacterin International, Inc. filed a lawsuit in federal court in Dallas, Texas, seeking injunctive relief and damages against Shantal Howell, a former regional vice president of the company.  The suit arises out of the former employee’s breach of contract, breach of fiduciary duties, interference with Bacterin’s business relationships, and misappropriation of Bacterin’s trade secrets. On June 8, 2012, Howell asserted a counterclaim against Bacterin for breach of contract and defamation, seeking damages for allegedly owed commissions and loss of business. The case is currently in the pre-trial phase and trial is scheduled for October 2013.

Item 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report for the quarterly period ended September 30, 2012.

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: November 8, 2012	By:	/s/ Guy Cook
Name: Guy Cook
Title: President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

