Form 10-Q
period 2013-03-31
Bacterin International Holdings, Inc.
filed 2013-05-10
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at April 25, 2013: 42,762,624

BACTERIN INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

☐	the future performance and market acceptance of our products;

☐	our ability to maintain our competitive position;

☐	negative media publicity;

☐	our ability to obtain donor cadavers for our products;

☐	our ability to expand our production capacity;

☐	our efforts to innovate and develop new products;

☐	our ability to engage and retain qualified technical personnel and members of our management team;

☐	our reliance on our current facilities;

☐	our ability to generate funds or raise capital to finance our growth;

☐	our efforts to expand our sales force;

☐	the ability of our sales force to achieve expected results;

☐	government regulations and additional taxes;

☐	fluctuations in our operating results;

☐	government and third-party coverage and reimbursement for our products;

☐	our ability to manage our growth;

☐	our ability to manage our ongoing management transition;

☐	our ability to attract and retain a well qualified Chief Executive Officer;

☐	our ability to meet the obligations of our secured lending facility;

☐	our ability to manage our cash flow and achieve profitability;

☐	our ability to successfully conclude government investigations;

☐	our ability to successfully integrate future business combinations or acquisitions;

☐	our ability to obtain regulatory approvals;

☐	product liability claims and other litigation to which we may be subjected;

☐	product recalls and defects;

☐	timing and results of clinical trials;

☐	our ability to obtain and protect our intellectual property and proprietary rights;

☐	infringement and ownership of intellectual property;

☐	our ability to attract broker coverage;

☐	the trading market, market prices, dilution, and dividends of our common stock;

☐	our ability to remain listed on the NYSE MKT exchange;

☐	influence by our management; and

☐	our ability to issue preferred stock.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,119,079	$4,926,066
Trade accounts receivable, net of allowance for doubtful accounts of $1,673,631 and $1,576,955, respectively	7,164,269	7,154,065
Inventories, net	13,608,482	13,141,421
Prepaid and other current assets	742,780	353,271
Total current assets	23,634,610	25,574,823

Non-current inventories	1,238,225	1,238,225
Property and equipment, net	5,526,887	5,234,867
Intangible assets, net	577,817	592,378
Goodwill	728,618	728,618
Other assets	1,039,942	1,126,643

Total Assets	$32,746,099	$34,495,554

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,981,696	$3,997,789
Accounts payable - related party	290,001	418,922
Accrued liabilities	2,831,236	2,400,090
Warrant derivative liability	349,001	984,356
Current portion of capital lease obligations	154,898	149,729
Current portion of royalty liability	788,000	698,408
Current portion of long-term debt	45,632	45,135
Total current liabilities	8,440,464	8,694,429
Long-term Liabilities:
Capital lease obligation, less current portion	205,014	245,703
Long term royalty liability, less current portion	6,723,584	6,839,935
Long-term debt, less current portion	14,719,782	14,483,102
Total Liabilities	30,088,844	30,263,169

Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and
outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 42,957,770 shares issued and outstanding as of March 31, 2013 and 42,877,770 shares issued and outstanding as of December 31, 2012	43	43
Additional paid-in capital	51,992,018	51,897,890
Accumulated deficit	(49,334,806)	(47,665,548)
Total Stockholders’ Equity	2,657,255	4,232,385

Total Liabilities & Stockholders’ Equity	$32,746,099	$34,495,554

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Tissue sales	$8,523,348	$7,670,949
Royalties and other	95,459	99,052
Total Revenue	8,618,807	7,770,001

Cost of tissue and medical devices sales	3,120,686	1,858,722

Gross Profit	5,498,121	5,911,279

Operating Expenses
General and administrative	2,857,082	2,590,772
Sales and marketing	3,798,377	4,146,343
Depreciation and amortization	106,378	119,074
Non-cash consulting expense	(30,297)	328,253
Total Operating Expenses	6,731,540	7,184,442

Loss from Operations	(1,233,419)	(1,273,163)

Other Income (Expense)
Interest expense	(1,063,988)	(170,781)
Change in warrant derivative liability	635,355	217,551
Other income (expense)	(7,206)	179,598

Total Other Income (Expense)	(435,839)	226,368

Net Loss Before (Provision) Benefit for Income Taxes	(1,669,258)	(1,046,795)

(Provision) Benefit for Income Taxes
Current	-	-
Deferred	-	-

Net Loss	$(1,669,258)	$(1,046,795)

Net loss per share:
Basic	$(0.04)	$(0.03)
Dilutive	$(0.04)	$(0.03)

Shares used in the computation:
Basic	42,926,564	41,548,087
Dilutive	42,926,564	41,548,087

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(1,669,258)	$(1,046,795)
Noncash adjustments:
Depreciation and amortization	200,378	213,542
Amortization of debt discount	249,209	26,854
Non-cash consulting expense/stock option expense	29,310	518,536
Non-cash interest	(26,759)	-
Provision for losses on accounts receivable and inventory	85,388	5,592
Change in derivative warrant liability	(635,355)	(217,551)
Increase/(reduction) of contingent liability	7,206	(212,026)
Changes in operating assets and liabilities:
Accounts receivable	(106,880)	(525,675)
Inventories	(455,773)	(1,978,796)
Prepaid and other current assets	(302,808)	(126,930)
Accounts payable	(145,014)	1,313,599
Accrued liabilities	488,758	(909,349)
Net cash used in operating activities	(2,281,598)	(2,938,999)

Investing activities:
Purchases of property and equipment and intangible assets	(477,837)	(347,659)
Net cash used in investing activities	(477,837)	(347,659)

Financing activities:
Payments on long-term debt	(12,032)	(10,682)
Payments on capital leases	(35,520)	(10,237)
Proceeds from issuance of stock	-	3,899,996
Proceeds from exercise of options	-	20,099
Net cash (used in) provided by financing activities	(47,552)	3,899,176

Net change in cash and cash equivalents	(2,806,987)	612,518

Cash and cash equivalents at beginning of period	4,926,066	751,111
Cash and cash equivalents at end of period	$2,119,079	$1,363,629

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

Bacterin’s device division develops and licenses coatings for various medical device applications.

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

The Company's revenue is derived principally from the sale or license of its medical products, coatings and device implants. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological advances, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company's operating results. The Company's business could be harmed by a decline in demand for, or in the prices of, its products or as a result of, among other factors, any change in pricing or distribution model, increased price competition, changes in government regulations or a failure by the Company to keep up with technological change.  Further, a decline in available tissue donors could have an adverse impact on our business.

The accompanying interim condensed consolidated financial statements of Bacterin for the three months ended March 31, 2013 and 2012 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2013.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Bacterin’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Presentation

Certain amounts in the 2012 condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 98% and 99% of sales were in the United States for the three months ended March 31, 2013 and 2012, respectively. One customer accounted for approximately 15% and 7% of the Company’s revenue for the three months ended March 31, 2013 and 2012, respectively.  One customer represented 21% and 19% of accounts receivable at March 31, 2013 and 2012, respectively. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at March 31, 2013.

Revenue by geographical region is as follows:

	Three months ended March 31,
	2013	2012
United States	$8,433,834	$7,654,923
Rest of World	184,973	115,078
	$8,618,807	$7,770,001

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

Accounts Payable - Related Party

Accounts payable to a related party includes amounts due to American Donor Services, a supplier of donors to the Company. See Note 14, “Related Party Transactions” below.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with Nufix, RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for the three months ended March 31, 2013 and 2012.

Non-Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are measured at fair value at each reporting date, recognized ratably over the vesting period and are recorded in non-cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had no Advertising expense in the three months ended March 31, 2013 and $18,000 for the quarter ended March 31, 2012.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded during the quarters ended March 31, 2013 or 2012.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the quarters ended March 31, 2013 and 2012 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the three months ended March 31, 2013 and 2012, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of March 31, 2013 and December 31, 2012 that are measured at fair value on a recurring basis:

Accrued stock compensation

	As of March 31, 2013	As of December 31, 2012
Level 1	$105,807	$218,850
Level 2	-	-
Level 3	-	-

The valuation technique used to measure fair value of the accrued stock compensation is based on quoted stock market prices.

Warrant derivative liability

	As of March 31, 2013	As of December 31, 2012
Level 1	-	-
Level 2	-	-
Level 3	$349,001	$984,356

Acquisition contingent consideration liability

	As of March 31, 2013	As of December 31, 2012
Level 1	-	-
Level 2	-	-
Level 3	$98,946	$91,740

The valuation technique used to measure fair value of the warrant liability and contingent consideration is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ending March 31, 2013:

Warrant derivative liability

Balance at January 1, 2013	$984,356
Gain recognized in earnings	(635,355)
Balance at March 31, 2013	$349,001

Acquisition contingent consideration liability

Balance at January 1, 2013	$91,740
Change recognized in earnings	7,206
Balance at March 31, 2013	$98,946

During the quarter ended March 31, 2013, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Items measured at fair value on a non-recurring basis:

The Company’s royalty liability is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate.  The Company did not have access to a readily traded market for similar credit risks and the estimated interest rate was based upon the Company’s estimate of a market interest rate to obtain similar financing.  The Company originally discounted the $16.8 million of estimated payments at an interest rate of 16.7%. This was adjusted to an estimated royalty total of $13.8 million as of December 31, 2012 and was not adjusted in the first quarter of 2013.  Accordingly, these inputs are classified as Level 3 inputs.

Recent Accounting Pronouncements

There are no recently issued accounting standards for which the Company expects a material impact to its consolidated financial statements.

(2) Equity

During the first quarter of 2012, we issued 1,475,037 shares of our common stock to Lincoln Park Capital for aggregate proceeds of $3,899,996. We used the proceeds for working capital and general corporate purposes.

(3) Acquisition

In 2011, the company acquired the assets of a medical devices company. As part of the purchase agreement, we agreed to pay an additional $500,000 in common stock if gross revenue from the sale of products resulting from the purchased assets (“Products”) equals or exceeds $1 million, and an additional $500,000 in common stock when gross revenue from the sale of Products equals or exceeds $2 million, provided that such gross revenue thresholds are achieved within 2 years. As of March 31, 2013, these revenue thresholds have not been achieved.

The initial valuation of the contingent consideration was based upon management’s estimates of the probability of reaching the milestones that would trigger the requirement to pay the contingent amounts. During 2013, management reviewed and adjusted the assumptions associated with the contingent liability which resulted in a reduction of the contingent liability to $98,946 as of March 31, 2013.

(4)           Inventories

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
Current inventories
Raw materials	$2,024,667	$1,919,250
Work in process	4,698,274	4,991,032
Finished goods	7,993,446	7,350,332
	14,716,387	14,260,614
Reserve	(1,107,905)	(1,119,193)
Current inventories, total	$13,608,482	$13,141,421
Non-current inventories
Finished goods	$1,238,225	$1,238,225
Non-current inventories, total	$1,238,225	$1,238,225
Total inventories	$14,846,707	$14,379,646

(5)           Property and Equipment, Net

Property and equipment, net are as follows:

	March 31,	December 31,
	2013	2012
Buildings	$1,653,263	$1,653,263
Equipment	5,643,358	5,172,523
Computer equipment	312,650	312,650
Computer software	395,146	392,206
Furniture and fixtures	170,118	170,118
Leasehold improvements	1,793,462	1,793,756
Vehicles	78,306	78,306
Total cost	10,046,303	9,572,822
Less: accumulated depreciation	(4,519,416)	(4,337,955)
	$5,526,887	$5,234,867

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of March 31, 2013, the Company has recorded $549,604 gross assets in Equipment, and $107,477 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the first quarter of 2013 and 2012 was $82,837 and $47,654, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first quarter of 2013 and 2012 was $181,461 and $194,752, respectively.

(6)           Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	March 31, 2013	December 31, 2012
Intellectual Property
Gross carrying value	$825,134	$820,778
Accumulated amortization	$(247,317)	$(228,400)
Net carrying value	$577,817	$592,378

Aggregate amortization expense:	$18,917	$74,918

Estimated amortization expense:

Remainder of 2013		$56,189
2014		$74,918
2015		$74,918
2016		$74,918
2017		$74,918
Thereafter		$221,956
Total		$577,817

(7)           Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
Acquisition contingent liability	$98,946	$91,740
Accrued stock compensation	105,807	218,850
Wages/commissions payable	1,619,921	1,013,909
Other accrued expenses	1,006,562	1,075,591
	$2,831,236	$2,400,090

(8)          Long-term Debt

On April 23, 2012, the Company secured an accounts receivable credit facility with Midcap Financial LLC and Silicon Valley Bank. The revolving loan credit facility allowed Bacterin to borrow up to $5 million through January 1, 2015. The facility allowed borrowings based upon a predetermined formula of up to 80% of Bacterin's eligible accounts receivable, as defined in the credit and security agreement. The Company also amended its existing Loan and Security Agreement with MidCap to allow the Company to borrow up to an additional $3 million for the next nine months in connection with a permitted acquisition. The credit facility carried an interest rate of LIBOR plus 4%, subject to a LIBOR floor rate of 2.5%. The Company also agreed to pay a 0.5% collateral management fee on the average outstanding balance of the facility and 1% of the average unused portion of the facility, as well as a 1% origination fee. We repaid the outstanding balance owed on this credit facility in full with the proceeds from our credit facility with ROS Acquisition Offshore LP (“ROS”) on August 24, 2012.

On August 24, 2012, the Company entered into a Credit Agreement with ROS, whereby ROS agreed to provide an initial $20 million term loan and Bacterin may also borrow an additional $5 million upon achievement of certain revenue objectives prior to December 31, 2013. The loan carries an interest rate of LIBOR plus 12.13%, subject to a LIBOR floor rate of 1.0%. Bacterin also agreed to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000 for each of the next ten years. Bacterin has the right to repay the loan and royalty interest at amounts to be determined based on the date of repayment and the amount of prior principal, interest and royalty payments. The loan is secured by substantially all of our assets. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of $7,341,520. The debt discount will be amortized to interest expense over the seven year term of the loan using the effective interest method. The royalty liability will be accreted to $13.8 million through interest expense over the ten year term of the royalty agreement using the effective interest method. Payments made under the royalty agreement, per the table below, will directly reduce the royalty liability.

The Company received net proceeds of approximately $10 million following repayment of the existing term loan and accounts receivable credit facility with MidCap Financial, including prepayment penalties. The Company plans to use the net proceeds for working capital and general corporate purposes.

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$20,000,000	$20,000,000
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,409,388	1,421,420
	21,409,388	21,421,420

Less: Current portion	(45,632)	(45,135)
Debt discount	(6,643,974)	(6,893,183)
Long-term debt	$14,719,782	$14,483,102

The following is a summary of maturities due on the debt as of March 31, 2013:

Remainder of 2013	33,500
2014	47,727
2015	50,670
2016	1,720,679
2017	6,724,041
Thereafter	12,832,771
Total	$21,409,388

The following is a summary of estimated future royalty payments as of March 31, 2013:

Remainder of 2013	591,000
2014	853,000
2015	1,050,000
2016	1,289,000
2017	1,384,000
Thereafter	8,477,000
Total	$13,644,000

 (9)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the incentive compensation plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The plan is currently administered by the compensation committee of our Board of Directors. The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the incentive plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 9 million shares are authorized under the Plan and at March 31, 2013, we had approximately 1,629,898 shares available for issuance. Shares issued under the Plan may be authorized, but unissued, or reacquired shares.

Stock compensation expense recognized in the statement of operations for the quarters ended March 31, 2013 and 2012 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. The Company utilizes historical employee termination behavior to determine the estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods. A assumed forfeiture rate of 24.32% was used for the first quarter of 2013,

Activity under our stock option plans was as follows:

	2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	5,266,535	$2.02	$1.03	4,828,910	$2.14	$1.01
Granted	-	-	-	622,500	2.36	1.38
Exercised	-	-	-	(15,000)	1.34	0.45
Cancelled or expired	(70,000)	2.89	1.45	(610,000)	1.65	0.78
Outstanding at March 31	5,196,535	$2.01	$1.03	4,826,410	$2.23	$1.04
Exercisable at March 31	2,672,301	$1.83	$0.83	1,986,093	$1.67	$0.68

The aggregate intrinsic value of options outstanding as of March 31, 2013 is $300,516. The aggregate intrinsic value of exercisable options as of March 31, 2013 is $300,516. As of March 31, 2013, there were 2,524,234 unvested options with a weighted average fair value at the grant date of $1.18 per option. As of March 31, 2013, there is no compensation related to nonvested awards not yet recognized.

From time to time we may grant stock options and restricted stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The following table summarizes restricted stock award activity during the quarter ended March 31, 2013:

Shares
Outstanding at Jan. 1, 2013	733,900
Awarded	-
Cancelled	(112,500)
Vested	(80,000)
Outstanding at March 31, 2013	541,400

The restricted stock awards generally vest over three to five year periods. The Company recognized reduction of non-cash consulting expense of $30,297 for the first quarter of 2013 and expense of $328,253 for the quarter ended March 31, 2012. As of March 31, 2013, the total expense related to nonvested restricted stock awards not yet recognized is $265,995 and is expected to be recognized over four years.

(10)           Warrants

In the fourth quarter of 2012, the Company issued 297,991 warrants with an exercise price of $2.30 to a broker in conjunction with the August 24, 2012 financing arrangement with ROS. These were recorded in “Other Assets” and will be amortized over the life of the financing term. In addition, on July 23, 2012 the Company issued 300,895 warrants with an exercise price of $1.03 to a private party resulting in $342,485 recorded in “Other Expense”.

The following table summarizes our warrant activities for the period ended March 31, 2013:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2013	7,321,667	$2.20
Issued	-	-
Exercised	-	-
Expired	(533,173)	2.00
Outstanding at March 31, 2013	6,788,494	$2.22

The exercise of 244,748 warrants in 2012 resulted in the issuance of 129,972 shares of common stock as the warrants were exercised using the cashless feature of the warrants.

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The 1,570,565 warrants issued in connection with a 2010 bridge financing and 375,000 warrants issued in connection with a 2010 debt financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. There were an additional 143,700 warrants in the first quarter of 2012 as a result of the LPC share issuance triggering the anti-dilution clause in the original warrant agreement. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $635,355 resulting from the change in the fair value of the warrant derivative liability for the first quarter of 2013. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2013	2012
Value of underlying common stock (per share)	$0.83	$1.29
Risk free interest rate	0.24%	0.38%
Expected term	3.58 years	4.60 years
Dividend yield	0%	0%
Volatility	72%	65%

The following table summarizes our activities related to number of warrants used in the derivative liability for the period ended March 31, 2013 and 2012:

	2013	2012
Balance at January 1	1,649,707	1,506,007
Derivative warrants issued	-	143,700
Derivative warrants exercised	-	-
Balance at March 31	1,649,707	1,649,707

(11)           Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2013 and 2019. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of March 31, 2013, under these leases, are as follows:

Remainder of 2013	$205,702
2014	$270,993
2015	$263,136
2016	$263,136
2017	$263,136
Thereafter	$936,057
Total	$2,202,160

Rent expense was approximately $67,000 and $69,000 for the quarters ended March 31, 2013 and 2012, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

Litigation

On April 4, 2012, Bacterin International, Inc. filed suit against SeaArk Capital, LLC and its principal, Mark Bartosh, seeking recovery of $1,648,994 for product delivered to SeaArk in 2011.  The case is pending in the United States District Court of the Eastern District of Pennsylvania and the parties are engaged in settlement negotiations.  In connection with this litigation, Bacterin also filed a motion for a prejudgment writ of replevin or attachment in the Third Judicial District Court in the State of Utah to recover product previously sold to SeaArk.  The Utah case was removed to the United States District Court for the District of Utah and Bacterin’s motion for prejudgment writ was granted.  SeaArk has returned all Bacterin products previously stored in Utah but the accounting entries for this return have not been recorded by the Company pending valuation of the returned product and final resolution of the case.

On January 29, 2013, we received two warning letters from the Food and Drug Administration (“FDA”) related to our procedures to ensure compliance with regulatory requirements. The concerns included (i) procedures for implementing corrective and preventative action; (ii) procedures for receiving, reviewing and evaluating complaints; (iii) procedures related to changes to a specification, method, process or procedure; (iv) procedures to ensure that purchased or otherwise received products or services conform to specified requirements; (v) procedures to control documents; (vi) procedures to identify training needs and to ensure all personnel are trained to adequately perform assigned responsibilities; (vii) procedures related to medical device reporting; (viii) procedures to control product that does not conform to specified requirements; (ix) procedures for finished device acceptance; and (x) marketing materials related to our Elutia wound drain. The company has responded to the warning letters and is committed to actively working with the FDA to address their concerns.  On April 17, 2013, we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate.  The letters stated that the corrections will be further evaluated in conjunction with our operations during the next inspection of our facility.  The letters also acknowledged that we are continuing to work on additional corrective actions and that all additional corrective actions will be evaluated during the next inspection of our facility.

On February 11, 2013, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare. The subpoena requests documents related to physician referral programs operated by the Company, which we believe refers to the Company’s prior practice of compensating physicians for performing certain educational and promotional services on behalf of the Company. This program was discontinued in 2010 and involved payments to only a small number of physicians that we believe were made in accordance with all applicable laws. We are cooperating with the OIG in their investigation.

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

The 2008 through 2012 tax years remain open to examination by the Internal Revenue Service and the 2006 to 2012 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2013 and 2012.

(13) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Quarter ended
	March 31,
	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,873,155	$219,624
Income taxes	-	-
Non-cash activities:
Net shares issued for non-cash consulting expense	$95,115	$92,739
Capital lease acquisition	$-	$168,007

(14) Related Party Transactions

Guy Cook, our former President and Chief Executive Officer, serves as a board member of West Coast Tissue Services (“WCTS”) and formerly served as a director for American Donor Services (“ADS”). Mr. Cook has not received any compensation for his board service for either entity. Mitchell Godfrey, a director, is on the board of ADS and also serves as secretary and treasurer for ADS. Mr. Godfrey receives $5,000 annually for his service to ADS.

ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS for the first quarter of 2013 and 2012 was $232,000 and $87,000, respectively, and the approximate aggregate amount of all transactions with ADS for the first quarter of 2013 and 2012 was $308,536 and $304,315, respectively. These relationships benefit us as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success. As of March 31, 2013, we had an accounts payable balance of $290,001 to American Donor Services.

On June 27, 2012, the Board of Directors granted a waiver of certain provisions of the Company’s Code of Conduct to allow an entity controlled by two of our former CEO’s adult children to become a distributor of the Company’s products.  This entity acquired inventory from Allograft Tissue Management, a non-affiliated distributor that had previously acquired inventory from the Company.  The affiliated distributor, Silver Forest Fund, LP, exchanged products initially purchased from the non-affiliated distributor for different Bacterin products of equivalent value. Other than product exchanges and payment of amounts owed by the non-affiliated distributor, there have been no other direct transactions between Bacterin and the affiliated distributor. Mr. Cook pledged 1,850,000 of his shares of Bacterin stock as collateral for loans made to the affiliated distributor by independent third parties.

 (15) Subsequent Events

On April 5, 2013, Guy Cook resigned from his roles of Chief Executive Officer, President and Chairman of the Board effective immediately. The Board unanimously voted to have Kent Swanson, an existing independent director, serve as Acting Chairman of the Board. Our current Chief Financial Officer, John Gandolfo, and our Chief Operating Officer, Darrel Holmes, will jointly serve as interim Co-Chief Executive Officers until the Board appoints a new Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the intended usage and markets for our products and services, the market for our common stock, the ability of our sales force to achieve expected results; and our liquidity, results of operations, and ability to meet our anticipated cash requirements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenue

Total revenue for the first quarter ended March 31, 2013 increased 11% to $8,618,807 compared to $7,770,001 for the first quarter of 2012. The increase of $848,806 was largely the result of a large order placed by a new distributor signed in the first quarter of 2013.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 68% or $1,261,964 to $3,120,686 for the first quarter of 2013 from $1,858,722 for the first quarter of 2012. The increase was largely the result of increased costs associated with our higher sales volume. As a percentage of sales, cost of sales was 36.2% of revenues for the first quarter of 2013 compared to 23.9% for the first quarter of 2012. The increase is the result of higher pricing discounts on the large distributor order in 2013 and general pricing pressure in the industry.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses decreased 6%, or $452,902, for the three months ended March 31, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 10%, or $266,310, to $2,857,082, for the first quarter of 2013 compared to the first quarter of 2012. The increase is primarily due to higher general and administrative expenses supporting the higher revenue. In addition, the first quarter of 2013 included severance payments related to headcount reductions.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses decreased 8%, or $347,966, to $3,798,377 for the three months ended March 31, 2013 from $4,146,343 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses decreased to 44.1% in the first quarter of 2013 from 53.4% in the first quarter of 2012.  The decreases were primarily the result of more variable compensation paid to our direct sales force compared to fixed salaries earned in the comparable period of 2012 and a lower corporate sales commission structure for direct sales representatives and independent distributors.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 11% to $106,378 for the three months ended March 31, 2013 from $119,074 for the three months ended March 31, 2012. The decrease reflects more assets being fully depreciated as of March 31, 2013.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $358,550 to income of $30,297 for the first quarter of 2013 from an expense of $328,253 in the first quarter of 2012. The decrease is due to the lower closing price of the Company’s common stock at for the three months ended March 31, 2013 in addition to fewer contracts in place in 2013.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items.  Other expenses increased 293%, or $662,207, for the three months ended March 31, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the first three months of for the three months of 2013 increased $893,207 to $1,063,988 as compared to $170,781 in the first three months of 2013. The increase was the result a higher average debt balance in 2013 and the higher interest rate related to the debt financing with ROS Acquisition Offshore LP.

Change in Warrant Derivative Liability

For the first quarter of 2013, the Company recorded a decrease in its non cash warrant derivative liability of $635,355 based upon the decrease in the closing price of the Company’s common stock at March 31, 2013 compared to December 31, 2012. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, and the Company’s 2010 financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income (Expense)

Other expense for the first three months of for the three months of 2013 increased $186,804 to $7,206 as compared to income of $179,598 in the first three months of 2013. The increase was due to an adjustment to the contingent liability in 2012 resulting in other income.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit line and other debt transactions. In August 2012, we closed on a $20 million term loan transaction with ROS Acquisition Offshore LP. The proceeds were used to pay off the previous loans with MidCap Financial LLC and Silicon Valley Bank of approximately $9.3 million with the remainder adding to our working capital. At March 31, 2013, we had $9,283,348 of cash and cash equivalents and accounts receivables.

Net cash used in operating activities the first quarter of 2013 was $2,281,598. This was primarily related to cash used to fund our operations as well as an increase in our inventory and prepaid accounts. For the comparable period of 2012, net cash used in operating activities was $2,938,999.

Net cash used in investing activities for the first quarter of 2013 was $477,837 due to the purchase of property and equipment.

Net cash used in financing activities was $47,552 for the first quarter of 2013 which was related to the repayment of debt and capital leases.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our March 31, 2013 cash on hand and accounts receivable balance of $9,283,348 and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through March 31, 2014; however there can be no assurance that we will achieve expected sales results or collect our accounts receivable. We incurred approximately $16 million in sales and marketing expenses in 2012 and expect to incur $16 million in 2013 based upon our sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Exchange Act) as of March 31, 2013.  Based upon that evaluation, we concluded that as of March 31, 2013, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of March 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15 (f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework Internal Control Management is responsible for maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15 (f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework Internal Control - Integrated Framework as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of March 31, 2013 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of March 31, 2013 as detailed below:

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

PART II - OTHER INFORMATION

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

On January 29, 2013, we received two warning letters from the Food and Drug Administration (“FDA”) related to our procedures to ensure compliance with regulatory requirements. The concerns included (i) procedures for implementing corrective and preventative action; (ii) procedures for receiving, reviewing and evaluating complaints; (iii) procedures related to changes to a specification, method, process or procedure; (iv) procedures to ensure that purchased or otherwise received products or services conform to specified requirements; (v) procedures to control documents; (vi) procedures to identify training needs and to ensure all personnel are trained to adequately perform assigned responsibilities; (vii) procedures related to medical device reporting; (viii) procedures to control product that does not conform to specified requirements; (ix) procedures for finished device acceptance; and (x) marketing materials related to our Elutia wound drain. The company has responded to the warning letters and is committed to actively working with the FDA to address their concerns.  On April 17, 2013, we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate.  The letters stated that the corrections will be further evaluated in conjunction with our operations during the next inspection of our facility.  The letters also acknowledged that we are continuing to work on additional corrective actions and that all additional corrective actions will be evaluated during the next inspection of our facility.

On February 11, 2013, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare. The subpoena requests documents related to physician referral programs operated by the Company, which we believe refers to the Company’s prior practice of compensating physicians for performing certain educational and promotional services on behalf of the Company. This program was discontinued in 2010 and involved payments to only a small number of physicians that we believe were made in accordance with all applicable laws. We are cooperating with the OIG in their investigation.

Item 1A Risk Factors

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

We are undergoing a management transition.

On April 5, 2013, Guy Cook, our Chief Executive Officer, President and Chairman of the Board for over 15 years resigned from those positions. On that date, our current Chief Financial Officer, John Gandolfo, and our Chief Operating Officer, Darrel Holmes, were jointly appointed to serve as interim Co-Chief Executive Officers until the Board appoints a new Chief Executive Officer. Kent Swanson, an existing independent director will serve as Acting Chairman of the Board. Our Board has engaged a search firm to conduct a search for a new Chief Executive Officer which search is ongoing. Such a management transition subjects us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, maintaining relationships with customers and suppliers, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge.

We face risks and uncertainties relating to the recent FDA warning letters and OIG subpoena.

In January 2013, we received two warning letters from the Food and Drug Administration (“FDA”) related to our procedures to ensure compliance with regulatory requirements. The concerns included (i) procedures for implementing corrective and preventative action; (ii) procedures for receiving, reviewing and evaluating complaints; (iii) procedures related to changes to a specification, method, process or procedure; (iv) procedures to ensure that purchased or otherwise received products or services conform to specified requirements; (v) procedures to control documents; (vi) procedures to identify training needs and to ensure all personnel are trained to adequately perform assigned responsibilities; (vii) procedures related to medical device reporting; (viii) procedures to control product that does not conform to specified requirements; (ix) procedures for finished device acceptance; and (x) marketing materials related to our Elutia wound drain. The company has responded to the warning letters and is committed to actively working with the FDA to address their concerns.  On April 17, 2013, we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate.  The letters stated that the corrections will be further evaluated in conjunction with our operations during the next inspection of our facility.  The letters also acknowledged that we are continuing to work on additional corrective actions and that all additional corrective actions will be evaluated during the next inspection of our facility. Although we are committed to working with the FDA to address their concerns, there can be no assurance that the FDA will be satisfied with our corrective actions or that the FDA will not have any additional concerns.

In February 2013, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) seeking documents in connection with an investigation into possible false or otherwise improper claims submitted to Medicare. The subpoena requests documents related to physician referral programs operated by the Company, which we believe refers to the Company’s prior practice of compensating physicians for performing certain educational and promotional services on behalf of the Company. This program was discontinued in 2010. We are in the process of responding to the OIG subpoena and the investigation is ongoing. The extent and nature of information requested in the OIG subpoena could divert management’s attention from business demands and subject us to significant legal expenses.

We cannot assure you that the government will find our efforts to resolve the FDA warning letter or the investigation initiated by the OIG subpoena to be satisfactory. We may be unable to implement corrective actions within a timeframe or in a manner satisfactory to the FDA. Failure to do so can result in enforcement proceedings by the government, which may include potential civil or criminal fines and penalties, including disgorgement of amounts earned on any legally-adulterated products; injunctive relief, which could limit, modify or constrain our ability to manufacture, market and sell our products; and exclusion from participation in government healthcare programs, such as Medicare and Medicaid. The investigation initiated by the OIG subpoena could result in civil or criminal fines or penalties, increased supervision of our business operations by the OIG, or exclusion from participation in government healthcare programs, such as Medicare and Medicaid. We are unable to predict when these matters will be resolved or what action, if any, the government will take in connection with these matters. The issues arising out of the FDA inspection and OIG subpoena may be expanded to cover other matters. We could also face product liability, third-party payer, shareholder, or other litigation. Any of these risks and uncertainties could adversely affect our revenues, results of operations, cash flows and financial condition.

We may not be able to meet financial or other covenant requirements in our current credit facility, and we may not be able to successfully negotiate waivers or a new credit agreement to cure any covenant violations under our current credit agreements.

We may in the future fail to meet, the financial or other covenant requirements in our credit facility with ROS Acquisition Offshore LP, or ROS. Our debt agreements with ROS also contain representations, warranties, fees, affirmative and negative covenants, including a minimum cash balance and minimum revenue amounts by quarter, and default provisions, which include departures in key management, if not remedied within 90 days. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the ROS facility, we pledged all of our assets, including our intellectual property to the lenders. Our failure to comply with the covenants under the ROS facility could result in an event of default, the acceleration of our debt and the loss of our assets.

We are not currently profitable and we will need to raise additional funds in the future, which additional funds may not be available on acceptable terms, or at all; failure to raise significant additional funds may cause us to cease marketing and sales of our products and operations.

We have substantial operating expenses associated with the sales and marketing of our products, and incurred approximately $16 million in sales and marketing expenses in 2012 and expect to incur $16 million in 2013 based on current sales estimates. As of March 31, 2013, we had cash and cash equivalents of $2.1 million and accounts receivable of $7.1 million. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. There can be no assurance that we will have sufficient access to liquidity or cash flow in the future to meet our operating expenses and other obligations. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We may not be able to raise such capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. If adequate funds are not otherwise available, we would be forced to further curtail operations significantly, including reducing our sales and marketing expenses which would negatively impact product sales and we could even be forced to cease operations, liquidate our assets and possibly even seek bankruptcy protection.

The impact of United States healthcare reform legislation remains uncertain.

In 2010 federal legislation to reform the United States healthcare system was enacted into law. The law was upheld by a Supreme Court decision announced on June 28, 2012. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. Among other things, the new law imposes a 2.3 percent excise tax on medical devices beginning January 2013, which will apply to United States sales of our medical device products, including our wound drains and OsteoSelect ® DBM putty. Due to multi-year pricing agreements and competitive pricing pressure in our industry, there can be no assurance that we will be able to pass the cost of the device tax on to our customers. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. We cannot predict the impact of this legislation or other healthcare programs and regulations that may ultimately be implemented at the federal or state level, the effect of any future legislation or regulation in the United States or internationally or whether any changes will have the effect of lowering prices for our products or reducing medical procedure volumes.

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

In light of the recent departure of our CEO, we are highly dependent on the services of key members of our management team, such as our Interim Co-CEOs and other members of our senior management team, and the loss of any of their services could have an adverse effect on our future operations.  We do not currently maintain a key-man life insurance policy insuring the life of any member of our management team.

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

We have found material weaknesses in our system of internal controls over financial reporting that have not been fully remediated as of March 31, 2013, which could adversely affect our ability to record, process, summarize and report certain financial data.

In connection with the evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2013, management discovered the following deficiencies: (i) insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve account reconciliations, while completing the financial statement close process; and (ii) the documentation surrounding equity transactions for employees and consultants needs to be strengthened to comply with procedures outlined by the Company to ensure that all equity transactions are properly recorded in the appropriate periods.  In light of these material weaknesses, management has concluded that we did not maintain effective internal control over our disclosure controls and procedures as of March 31, 2012, which constituted a material weakness in our internal controls over financial reporting because they resulted in a reasonable possibility that a material misstatement could occur in our annual or interim financial statements which could not be prevented or detected.  Although we are working to remediate these deficiencies as outlined in Item 4 of this Quarterly Report on Form 10-Q, there can be no assurance that our remediation efforts will resolve all of our internal control deficiencies or that we will not discover additional material weaknesses or significant deficiencies as we evaluate and test such controls in the future. Such material weaknesses or deficiencies could adversely affect our ability to record, process, summarize and report our financial information, which could cause current and potential stockholders to lose confidence in our financial reporting which could have a negative effect on the trading price of our common stock.

Because we became public through a reverse merger, and our stock is currently trading below $1.00 per share, we may not be able to attract the attention of major brokerage firms or certain investors.

There are coverage risks associated with our becoming public through a reverse merger, including, among other things, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms would want to conduct any public offerings on our behalf in the future.

The market price of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment to sudden decreases.

The market price for securities of biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements of technological innovations or new commercial products by us, our collaborative partners or our present or potential competitors;

•	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with employees, suppliers or collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	halting or suspension of trading in our common stock by NYSE MKT;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. These lawsuits often seek unspecified damages and, and as with any litigation proceeding, one cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with any such lawsuits and our management’s attention and resources could be diverted from operating our business as we respond to any such litigation. We maintain significant insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages.

Shares of common stock are equity securities and are subordinate to any indebtedness.

Shares of our common stock are common equity interests. This means that our common stock will rank junior to any outstanding shares of our preferred stock that we may issue in the future or to our current credit agreement and any future indebtedness we may incur and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding.

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of our board of directors, and (ii) as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets. We have never paid a dividend on our common stock and have no current intention to pay dividends in the future. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to shareholders generally.

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

Our executive officers and directors, and former CEO and largest stockholder Guy Cook, beneficially own as a group approximately 35% of our outstanding shares of common stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report for the quarterly period ended March 31, 2013.

Item 3.   Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

3.1		Certificate of Incorporation (filed as Exhibit 3.1 to Form 10-Q filed November 14, 2011, incorporated by reference herein)

3.2		Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed January 12, 2011, incorporated by reference herein)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Co-Chief Executive Officer

32.2	*	Section 1350 Certification of Co-Chief Executive Officer

32.3	*	Section 1350 Certification of Chief Financial Officer

101.INS	**	XBRL INSTANCE DOCUMENT

101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

**	Furnished herewith

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: May 10, 2013	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer and Interim Co-Chief Executive Officer

