Form 10-Q
period 2013-06-30
Bacterin International Holdings, Inc.
filed 2013-08-13
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 1, 2013: 51,366,979

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	As of
	2013	December 31,
	(Unaudited)	2012

ASSETS
Current Assets:
Cash and cash equivalents	$5,135,974	$4,926,066
Trade accounts receivable, net of allowance for doubtful accounts of $518,419 and $1,576,955, respectively	6,226,619	7,154,065
Inventories, net	13,803,063	13,141,421
Prepaid and other current assets	667,871	353,271
Total current assets	25,833,527	25,574,823

Non-current inventories	1,238,225	1,238,225
Property and equipment, net	5,458,272	5,234,867
Intangible assets, net	564,693	592,378
Goodwill	728,618	728,618
Other assets	1,295,718	1,126,643

Total Assets	$35,119,053	$34,495,554

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,245,745	$3,997,789
Accounts payable - related party	478,762	418,922
Accrued liabilities	2,391,313	2,400,090
Warrant derivative liability	1,374,044	984,356
Current portion of capital lease obligations	160,267	149,729
Current portion of royalty liability	804,250	698,408
Current portion of long-term debt	46,320	45,135
Total current liabilities	9,500,701	8,694,429
Long-term Liabilities:
Capital lease obligation, less current portion	162,880	245,703
Long term royalty liability, less current portion	6,677,474	6,839,935
Long-term debt, less current portion	15,342,246	14,483,102
Total Liabilities	31,683,301	30,263,169

Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and
outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 51,528,544 shares issued and outstanding as of June 30, 2013 and 42,877,770 shares issued and outstanding as of December 31, 2012	52	43
Additional paid-in capital	55,253,597	51,897,890
Accumulated deficit	(51,817,897)	(47,665,548)
Total Stockholders’ Equity	3,435,752	4,232,385

Total Liabilities & Stockholders’ Equity	$35,119,053	$34,495,554

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Tissue sales	$8,196,554	$8,113,605	$16,719,902	$15,784,554
Royalties and other	70,294	94,667	165,753	193,719
Total Revenue	8,266,848	8,208,272	16,885,655	15,978,273

Cost of tissue and medical devices sales	3,572,674	2,329,432	6,693,360	4,188,154

Gross Profit	4,694,174	5,878,840	10,192,295	11,790,119

Operating Expenses
General and administrative	2,256,287	2,319,851	5,113,369	4,910,623
Sales and marketing	4,205,333	3,835,209	8,003,710	7,981,552
Depreciation and amortization	100,470	95,206	206,848	214,280
Non-cash consulting expense	(932)	(24,069)	(31,229)	304,184
Total Operating Expenses	6,561,158	6,226,197	13,292,698	13,410,639

Loss from Operations	(1,866,984)	(347,357)	(3,100,403)	(1,620,520)

Other Income (Expense)
Interest expense	(1,174,648)	(266,200)	(2,238,636)	(409,052)
Change in warrant derivative liability	460,270	1,301,576	1,095,625	1,519,127
Other income	98,271	42,498	91,065	194,167

Total Other Income (Expense)	(616,107)	1,077,874	(1,051,946)	1,304,242

Net Loss Before (Provision) Benefit for Income Taxes	(2,483,091)	730,517	(4,152,349)	(316,278)

(Provision) Benefit for Income Taxes
Current	-	-	-	-
Deferred	-	-	-	-

Net (Loss) Income	$(2,483,091)	730,517	$(4,152,349)	(316,278)

Net (loss) income per share:
Basic	$(0.05)	0.02	$(0.09)	(0.01)
Dilutive	$(0.05)	0.02	$(0.09)	(0.01)

Shares used in the computation:
Basic	45,250,699	42,695,350	44,095,052	42,121,718
Dilutive	45,250,699	44,683,663	44,095,052	42,121,718

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(4,152,349)	$(316,278)
Noncash adjustments:
Depreciation and amortization	394,849	403,252
Amortization of debt discount	583,181	53,707
Non-cash consulting expense/stock option expense	236,880	1,038,780
Provision for losses on accounts receivable and inventory	258,367	(23,733)
(Gain) loss on disposal of assets	(500)	7,902
Change in derivative warrant liability	(1,095,625)	(1,519,127)
Reduction of contingent liability	(91,740)	(358,426)
Changes in operating assets and liabilities:
Accounts receivable	156,335	524,232
Inventories	(148,898)	(3,944,422)
Prepaid and other assets	(183,675)	(740,338)
Accounts payable	307,796	1,006,175
Accrued liabilities	180,491	(993,897)
Net cash used in operating activities	(3,554,888)	(4,862,173)

Investing activities:
Purchases of property and equipment	(579,920)	(870,569)
Intangible asset additions	(10,149)	-
Net cash used in investing activities	(590,069)	(870,569)

Financing activities:
Proceeds from the issuance of long-term debt	-	2,741,720
Payments on long-term debt	(22,852)	(445,534)
Payments on capital leases	(72,285)	(21,085)
Net proceeds from issuance of stock	4,450,002	3,899,996
Proceeds from exercise of options	-	20,099
Net cash provided by financing activities	4,354,865	6,195,196

Net change in cash and cash equivalents	209,908	462,454

Cash and cash equivalents at beginning of period	4,926,066	751,111
Cash and cash equivalents at end of period	$5,135,974	$1,213,565

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

The accompanying interim condensed consolidated financial statements of Bacterin for the three and six months ended June 30, 2013 and 2012 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2013.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 98% and 97% of sales were in the United States for the six months ended June 30, 2013 and 2012, respectively. One customer accounted for approximately 8% and 7% of the Company’s revenue for the six months ended June 30, 2013 and 2012, respectively.  One customer represented 15% and 21% of accounts receivable at June 30, 2013 and 2012, respectively. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at June 30, 2013.

Revenue by geographical region is as follows:

	Six months ended June 30,
	2013	2012
United States	$16,562,064	$15,507,794
Rest of World	323,591	470,479
	$16,885,655	$15,978,273

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with Nufix, RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for the three and six months ended June 30, 2013 and 2012.

Non-Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are measured at fair value at each reporting date, recognized ratably over the vesting period and are recorded in non-cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had no Advertising expense in the six months ended June 30, 2013 and $29,000 for the quarter ended June 30, 2012.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded during the six months ended June 30, 2013 or 2012.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the six months ended June 30, 2013 and 2012 and the three months ended June 30, 2013 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. There were 1,988,313 dilutive shares for the three months ended June 30, 2012.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the six months ended June 30, 2013 and 2012, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of June 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis:

Accrued stock compensation

	As of June 30, 2013	As of December 31, 2012
Level 1	$82,940	$218,850
Level 2	-	-
Level 3	-	-

The valuation technique used to measure fair value of the accrued stock compensation is based on quoted stock market prices.

Warrant derivative liability

	As of June 30, 2013	As of December 31, 2012
Level 1	-	-
Level 2	-	-
Level 3	$1,374,044	$984,356

Acquisition contingent consideration liability

	As of June 30, 2013	As of December 31, 2012
Level 1	-	-
Level 2	-	-
Level 3	$-	$91,740

The valuation technique used to measure fair value of the warrant liability and contingent consideration is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ending June 30, 2013:

Warrant derivative liability

Balance at January 1, 2013	$984,356
Gain recognized in earnings	(1,095,625)
New warrants issued	1,485,313
Balance at June 30, 2013	$1,374,044

Acquisition contingent consideration liability

Balance at January 1, 2013	$91,740
Change recognized in earnings	(91,740)
Balance at June 30, 2013	$-

During the six months ended June 30, 2013, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Items measured at fair value on a non-recurring basis:

The Company’s royalty liability is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate.  The Company did not have access to a readily traded market for similar credit risks and the estimated interest rate was based upon the Company’s estimate of a market interest rate to obtain similar financing.  The Company originally discounted the $16.8 million of estimated payments at an interest rate of 16.7%. This was adjusted to an estimated royalty total of $13.8 million as of December 31, 2012 and was not adjusted in the first six months of 2013.  Accordingly, these inputs are classified as Level 3 inputs.

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

On June 10, 2013, the Company issued approximately 8.51 million shares of common stock to new and existing investors at a price per share of $0.57, which represented a 10% discount to the closing price on June 4, 2013. For each common share purchased in the offering, investors received a warrant providing the right to purchase 0.5 shares of Bacterin common stock at an exercise price of $0.72, a 15% premium to the June 4, 2013 closing price. The warrants will be exercisable for seven years beginning 6 months from the date of issuance. The transaction resulted in net proceeds to Bacterin International of approximately $4.45 million, after deducting approximately $400,000 of placement agents’ fees and offering expenses. Proceeds from the transaction will be used to fund the Company's operations and working capital requirements.

(3) Acquisition

In 2011, the Company acquired the assets of a medical devices company. As part of the purchase agreement, we agreed to pay an additional $500,000 in common stock if gross revenue from the sale of products resulting from the purchased assets equals or exceeds $1 million, and an additional $500,000 in common stock if gross revenue from the sale of products equals or exceeds $2 million, provided that such gross revenue thresholds were achieved within 2 years. The revenue thresholds were not achieved within 2 years of the asset acquisition, so no additional stock issuances are required.

The initial valuation of the contingent consideration was based upon management’s estimates of the probability of reaching the milestones that would trigger the requirement to pay the contingent amounts. During 2013, management reviewed and adjusted the assumptions associated with the contingent liability which resulted in an elimination of the contingent liability as of June 30, 2013.

(4)           Inventories

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
Current inventories
Raw materials	$2,105,936	$1,919,250
Work in process	4,239,439	4,991,032
Finished goods	8,473,975	7,350,332
	14,819,350	14,260,614
Reserve	(1,016,287)	(1,119,193)
Current inventories, total	$13,803,063	$13,141,421
Non-current inventories
Finished goods	$1,238,225	$1,238,225
Non-current inventories, total	$1,238,225	$1,238,225
Total inventories	$15,041,288	$14,379,646

(5)  Property and Equipment, Net

Property and equipment, net are as follows:

	June 30,	December 31,
	2013	2012
Buildings	$1,653,263	$1,653,263
Equipment	5,740,059	5,172,523
Computer equipment	312,650	312,650
Computer software	395,146	392,206
Furniture and fixtures	170,118	170,118
Leasehold improvements	1,793,756	1,793,756
Vehicles	41,099	78,306
Total cost	10,106,091	9,572,822
Less: accumulated depreciation	(4,647,819)	(4,337,955)
	$5,458,272	$5,234,867

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of June 30, 2013, the Company has recorded $549,604 gross assets in Equipment, and $124,892 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the first six months of 2013 and 2012 was $146,422 and $121,350, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first six months of 2013 and 2012 was $357,015 and $364,198, respectively.

(6)   Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	June 30, 2013	December 31, 2012
Intellectual Property
Gross carrying value	$830,927	$820,778
Accumulated amortization	$(266,234)	$(228,400)
Net carrying value	$564,693	$592,378

Aggregate amortization expense:	$37,834	$74,918

Estimated amortization expense:

Remainder of 2013		$37,834
2014		$74,918
2015		$74,918
2016		$74,918
2017		$74,918
Thereafter		$227,187
Total		$564,693

(7)           Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2013	2012
Acquisition contingent liability	$-	$91,740
Accrued stock compensation	82,940	218,850
Wages/commissions payable	1,099,123	1,013,909
Other accrued expenses	1,209,250	1,075,591
	$2,391,313	$2,400,090

(8)          Long-term Debt

On April 23, 2012, the Company secured an accounts receivable credit facility with Midcap Financial LLC and Silicon Valley Bank. The revolving loan credit facility allowed Bacterin to borrow up to $5 million through January 1, 2015. The facility allowed borrowings based upon a predetermined formula of up to 80% of Bacterin's eligible accounts receivable, as defined in the credit and security agreement . The Company also amended its existing Loan and Security Agreement with MidCap to allow the Company to borrow up to an additional $3 million for the next nine months in connection with a permitted acquisition. The credit facility carried an interest rate of LIBOR plus 4%, subject to a LIBOR floor rate of 2.5%. The Company also agreed to pay a 0.5% collateral management fee on the average outstanding balance of the facility and 1% of the average unused portion of the facility, as well as a 1% origination fee. We repaid the outstanding balance owed on this credit facility in full with the proceeds from our credit facility with ROS Acquisition Offshore LP (“ROS”) on August 24, 2012.

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

On May 16, 2013, we entered into an amendment to our Credit Agreement with ROS, whereby ROS agreed to reduce our minimum liquidity requirement from $1,500,000 to $750,000 until September 30, 2013. In exchange, we agreed to pay a fee of $300,000 required to be paid pursuant to the Credit Agreement or other loan documents which is recorded in Long-term debt and in Other long term assets which will be amortized to interest expense over the term of the debt.

There were two compliance violations of covenants related to the ROS agreement in the second quarter of 2013. The Company did not achieve the $8.5 million revenue in the second quarter of 2013 for which we received a waiver in exchange for an additional fee as discussed in Note 15, “Subsequent Events” below. In addition, the Company did not hire a Chief Executive Officer with 90 days of the resignation of the prior Chief Executive Officer for which we received a waiver in exchange for Board observer rights.

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$20,000,000	$20,000,000
Adjustment fee payable to ROS Acquisition Offshore August 2019	300,000	-
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,398,568	1,421,420
	21,698,568	21,421,420

Less: Current portion	(46,320)	(45,135)
Debt discount	(6,310,002)	(6,893,183)
Long-term debt	$15,342,246	$14,483,102

The following is a summary of maturities due on the debt as of June 30, 2013:

Remainder of 2013	22,813
2014	47,727
2015	50,670
2016	1,720,463
2017	6,723,781
Thereafter	13,133,114
Total	$21,698,568

The following is a summary of estimated future royalty payments as of June 30, 2013:

Remainder of 2013	394,000
2014	853,000
2015	1,050,000
2016	1,289,000
2017	1,384,000
Thereafter	8,477,000
Total	$13,447,000

 (9)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 9 million shares are authorized under the Plan and at June 30, 2013, we had approximately 808,648 shares available for issuance. Shares issued under the Plan may be authorized, but unissued, or reacquired shares.

Stock compensation expense recognized in the statement of operations for the six months ended June 30, 2013 and 2012 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. The Company utilizes historical employee termination behavior to determine the estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods. An assumed forfeiture rate of 20.00% was used for the first six months of 2013.

Key assumptions used to estimate the fair value of stock awards are as follows:

·	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a weighted-average rate of 1.12% for the six months ended June 30, 2013.

·	Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used a weighted-average expected term of 5.86 years for the six months ended June 30, 2013.

·	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a weighted-average volatility rate of 63% for the six months ended June 30, 2013.

·	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% for the six months ended June 30, 2013.

Activity under our stock option plans was as follows:

	2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	5,266,535	$2.02	$1.03	4,828,910	$2.14	$1.01
Granted	1,281,250	0.70	0.50	820,625	2.15	1.05
Exercised	-	-	-	(15,000)	1.34	0.45
Cancelled or expired	(530,000)	1.79	0.87	(1,038,750)	1.92	0.91
Outstanding at June 30	6,017,785	$1.75	$0.94	4,595,785	$2.19	$1.04
Exercisable at June 30	2,659,701	$1.86	$0.86	2,028,993	$1.71	$0.72

The aggregate intrinsic value of options outstanding as of June 30, 2013 is $500,141. The aggregate intrinsic value of exercisable options as of June 30, 2013 is $300,666. As of June 30, 2013, there were 3,358,084 unvested options with a weighted average fair value at the grant date of $0.98 per option. As of June 30, 2013, there is $199,475 compensation expense related to nonvested awards not yet recognized.

From time to time we may grant stock options and restricted stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The following table summarizes restricted stock award activity during the period ended June 30, 2013:

Shares
Outstanding at Jan. 1, 2013	733,900
Awarded	-
Cancelled	(112,500)
Vested	(142,000)
Outstanding at June 30, 2013	479,400

The restricted stock awards generally vest over three to five year periods. The Company recognized reduction of non-cash consulting expense of $31,229 for the first six months of 2013 and expense of $304,184 for the six months ended June 30, 2012. As of June 30, 2013, the total expense related to nonvested restricted stock awards not yet recognized is $131,769 and is expected to be recognized over three years.

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

The following table summarizes our warrant activities for the six months ended June 30, 2013:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2013	7,321,667	$2.20
Issued	4,352,215	0.57
Exercised	-	-
Expired	(533,173)	2.00
Outstanding at June 30, 2013	11,140,709	$1.57

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The 1,570,565 warrants issued in connection with a 2010 bridge financing, the 375,000 warrants issued in connection with a 2010 debt financing and the 4,254,387 warrants issued in connection with the second quarter 2013 equity financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. The warrants issued in the second quarter of 2013 resulted in a warrant derivative liability of $1,485,313 as of the issuance on June 5, 2013. There were an additional 143,700 warrants in the first quarter of 2012 as a result of the LPC share issuance triggering the anti-dilution clause in the original warrant agreement and an additional 97,828 related to the second quarter of 2013 equity financing. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $1,095,625 resulting from the change in the fair value of the warrant derivative liability for the first six months of 2013. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Three months ended
	June 30,
	2013	2012
Value of underlying common stock (per share)	$0.45	$1.34
Risk free interest rate	0.72%	0.38%
Expected term	6.21 years	4.35 years
Dividend yield	0%	0%
Volatility	63%	65%

The following table summarizes our activities related to number of warrants used in the derivative liability for the six months ended June 30, 2013 and 2012:

	2013	2012
Balance at January 1	1,649,707	1,506,007
Derivative warrants issued	4,352,215	143,700
Derivative warrants exercised	-	-
Balance at June 30	6,001,922	1,649,707

(11)           Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2013 and 2019. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of June 30, 2013, under these leases, are as follows:

Remainder of 2013	$122,414
2014	$270,993
2015	$263,136
2016	$263,136
2017	$263,136
Thereafter	$852,769
Total	$2,035,584

Rent expense was approximately $128,000 and $143,000 for the six months ended June 30, 2013 and 2012, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

Litigation

On April 4, 2012, Bacterin International, Inc. filed suit in the United States District Court of the Eastern District of Pennsylvania against SeaArk Capital, LLC and its principal, Mark Bartosh, seeking recovery of $1,648,993.58 for product delivered to SeaArk in 2011. In connection with this litigation, Bacterin also filed a motion for a prejudgment writ of replevin or attachment in the Third Judicial District Court in the State of Utah to recover product previously sold to SeaArk.  The Utah case was removed to the United States District Court for the District of Utah and Bacterin’s motion for prejudgment writ was granted.  SeaArk has returned all Bacterin products previously stored in Utah. On June 28, 2013, the parties entered into a settlement agreement whereby SeaArk agreed to (i) pay for all Bacterin products previously sold by SeaArk; (ii) return all Bacterin products located in the United States; and (iii) pay Bacterin sixty percent of the proceeds from sales of Bacterin products located in Puerto Rico.

On January 29, 2013, we received two warning letters from the Food and Drug Administration (“FDA”) related to our procedures to ensure compliance with regulatory requirements. We responded to the warning letters and on April 17, 2013 we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate.  The letters stated that the corrections will be further evaluated in conjunction with our operations during the next inspection of our facilities.  FDA conducted an inspection of our facilities in July 2013, at the conclusion of which FDA issued two Form FDA 483s with one inspectional observation regarding our procedures for product handling and two inspectional observations related to aseptic techniques. We are committed to actively working with FDA to address their concerns.

On February 11, 2013, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare. The subpoena requests documents related to physician referral programs operated by the Company, which we believe refers to the Company’s prior practice of compensating physicians for performing certain educational and promotional services on behalf of the Company. This program was discontinued in 2010 and involved payments to only a small number of physicians that we believe were made in accordance with all applicable laws. We submitted our initial production of documents in March 2013 and have not received any further requests or correspondence from the OIG.

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

The Company did not recognize any interest or penalties related to income taxes for the six months ended June 30, 2013 and 2012.

(13)  Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Six months ended
	June 30,
	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,238,636	$483,336
Income taxes	-	-
Non-cash activities:
ROS adjustment fee	$300,000	$-
Settlement of SeaArk accounts receivable	$1,829,647	$-
Inventory received in SeaArk settlement	$409,838	$-
Write-off of SeaArk allowance for doubtful accounts	$$1,419,809	$-
Net shares issued for non-cash consulting expense	$143,011	$-
Capital lease acquisition	$-	$177,507

(14) Related Party Transactions

Guy Cook, our former President and Chief Executive Officer, serves as a board member of West Coast Tissue Services (“WCTS”) and formerly served as a director for American Donor Services (“ADS”). Mr. Cook had not received any compensation for his board service for either entity as of the date of his resignation. Mitchell Godfrey, a director, is on the board of ADS and also serves as secretary and treasurer for ADS. Mr. Godfrey receives $5,000 annually for his service to ADS.

ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS for the first six months of 2013 and 2012 was $337,900 and $200,700, respectively, and the approximate aggregate amount of all transactions with ADS for the first six months of 2013 and 2012 was $909,120 and $569,911, respectively. These relationships benefit us as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success. As of June 30, 2013, we had an accounts payable balance of $478,762 to American Donor Services.

On June 27, 2012, the Board of Directors granted a waiver of certain provisions of the Company’s Code of Conduct to allow an entity controlled by two of our former CEO’s adult children to become a distributor of the Company’s products.  This entity acquired inventory from Allograft Tissue Management, a non-affiliated distributor that had previously acquired inventory from the Company.  The affiliated distributor, Silver Forest Fund, LP, exchanged products initially purchased from the non-affiliated distributor with Bacterin for different Bacterin products of equivalent value. Other than product exchanges and payment of amounts owed by the non-affiliated distributor, there have been no other direct transactions between Bacterin and the affiliated distributor. Mr. Cook pledged 1,850,000 of his shares of Bacterin stock as collateral for loans made to the affiliated distributor by independent third parties.

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

(15) Subsequent Events

On August 7, 2013, the Company announced that Daniel Goldberger has agreed to become the Company’s new Chief Executive Officer.

On August 12, 2013, the Company received a waiver from ROS for failure to achieve $8.5 million of revenue in the second quarter of 2013. In exchange for the waiver, the Company agreed to pay a fee of $400,000 when the Company pays, prepays or is required to pay any principal amount of the loan.

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

Comparison of Three Months Ended June 30, 2013 and June 30, 2012

Revenue

Total revenue for the second quarter ended June 30, 2013 increased 1% to $8,266,848 compared to $8,208,272 for the second quarter of 2012. The slight increase of $58,576 was due to the combination of an increase in volume of sales which was partially offset by lower sales prices due to increased competition in the marketplace.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 53% or $1,243,242 to $3,572,674 for the second quarter of 2013 from $2,329,432 for the second quarter of 2012. As a percentage of sales, cost of sales was 43.2% of revenues for the second quarter of 2013 compared to 28.4% for the first quarter of 2012. These increases was largely the result of increased costs associated with our higher volume of products sold as well as approximately $500,000 of write-offs of expired inventory in 2013.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 5%, or $334,961, for the three months ended June 30, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 3%, or $63,564, to $2,256,287, for the second quarter of 2013 compared to the second quarter of 2012. The decrease is primarily due to lower salary costs resulting from a reduction of headcount in the first quarter of 2013.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 10%, or $370,124, to $4,205,333 for the three months ended June 30, 2013 from $3,835,209 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 50.9% in the second quarter of 2013 from 46.7% in the second quarter of 2012.  The increases were primarily the result of a higher percentage of sales coming from distributors in 2013 which generally earn higher commission rates than direct sales representatives.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 5% to $100,470 for the three months ended June 30, 2013 from $95,206 for the three months ended June 30, 2012. The increase reflects the depreciation of fixed assets acquired over the past twelve months.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense increased $23,137 to income of $932 for the second quarter of 2013 from an income of $24,069 in the second quarter of 2012. The increase is due to more contracts in place in 2013.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items.  Other expenses increased 157%, or $1,693,981, for the quarter ended June 30, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the second quarter of 2013 increased $908,448 to $1,174,648 as compared to $266,200 in the second quarter of 2012. The increase was the result a higher average debt balance in 2013 and the higher interest rate related to the debt financing with ROS Acquisition Offshore LP.

Change in Warrant Derivative Liability

For the second quarter of 2013, the Company recorded income from a decrease in its warrant derivative liability of $460,270 based upon the decrease in the closing price of the Company’s common stock at June 30, 2013 compared to December 31, 2012. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2013 equity financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income (Expense)

Other income for the second quarter of 2013 increased $55,773 to $98,271 as compared to income of $42,498 in the second quarter of 2012. The increase was due to the elimination of the contingent liability related to a 2010 acquisition.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Revenue

Total revenue for the first six months ended June 30, 2013 increased 6% to $16,719,902 compared to $15,784,554 for the first six months of 2012. The increase of $935,348 was largely the result of a large order placed by a new distributor signed in the first quarter of 2013.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 60% or $2,505,206 to $6,693,360 for the first six months of 2013 from $4,188,154 for the first six months of 2012. The increase was largely the result of increased costs associated with our higher sales volume. As a percentage of sales, cost of sales was 39.6% of revenues for the first six months of 2013 compared to 26.2% for the first six months of 2012. These increases was largely the result of increased costs associated with our higher volume of products sold as well as approximately $800,000 of write-offs of expired inventory in 2013.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses decreased 1%, or $117,941, for the six months ended June 30, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses remained relatively flat for the first six months of 2013 with only a $202,746 increase, or 4%, compared to the first six months of 2012. The increase is primarily due to an increase in bad debt expense related to the settlement of the SeaArk transaction.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased slightly by $22,158, or less than 1%, for the six months ended June 30, 2013 compared to the prior year period. As a percentage of revenue, selling and marketing expenses decreased to 47.4% in the first six months of 2013 from 50.0% in the first six months of 2012.  The improvement was primarily the result of a focus on cost reductions in the sales and marketing departments, including headcount reductions in direct sales representatives and reduced travel expenses in 2013.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained relatively flat at $206,848 for the six months ended June 30, 2013 from $214,280 for the six months ended June 30, 2012.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $335,413 to income of $31,229 for the first six months of 2013 from an expense of $304,184 in the first six months of 2012. The decrease is due to the lower closing price of the Company’s common stock at for the period ended June 30, 2013.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items.  Other expenses increased 181%, or $2,356,188, for the six months ended June 30, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the first six months of 2013 increased $1,829,584 to $2,238,636 as compared to $409,052 in the first six months of 2012. The increase was the result a higher average debt balance in 2013 and the higher interest rate related to the debt financing with ROS Acquisition Offshore LP.

Change in Warrant Derivative Liability

For the first six months of 2013, the Company recorded income from a decrease in its non cash warrant derivative liability of $1,095,625 based upon the decrease in the closing price of the Company’s common stock at June 30, 2013 compared to December 31, 2012. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2013 equity financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income (Expense)

Other income for the first six months of 2013 decreased $103,102 to $91,065 as compared to income of $194,167 in the first six months of 2012. The decrease was due to a larger adjustment to the contingent liability in 2012 resulting in other income.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit line and other debt transactions. In August 2012, we closed on a $20 million term loan transaction with ROS Acquisition Offshore LP . The net proceeds were used to pay off the previous loans with MidCap Financial LLC and Silicon Valley Bank of approximately $9.3 million with the remainder adding to our working capital. In addition, on June 10, 2013, the Company issued approximately 8.51 million shares of common stock to new and existing investors with net proceeds to Bacterin International of approximately $4.45 million. Proceeds from the transaction will be used to fund the Company's operations and working capital requirements. At June 30, 2013, we had $11,362,593 of cash and cash equivalents and accounts receivables.

Net cash used in operating activities the first six months of 2013 was $3,554,888. This was primarily related to cash used to fund our operations as well as an increase in our inventory. For the comparable period of 2012, net cash used in operating activities was $4,862,173.

Net cash used in investing activities for the first six months of 2013 was $590,069 due to the purchase of property and equipment and intangible assets.

Net cash provided by financing activities was $4,354,865 for the six months ended 2013 which primarily due to the equity raise in the second quarter of 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our June 30, 2013 cash on hand and accounts receivable balance of $11,362,593 and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through June 30, 2014; however there can be no assurance that we will achieve expected sales results or collect our accounts receivable. We incurred approximately $16 million in sales and marketing expenses in 2012 and expect to incur $16 million in 2013 based upon our sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Exchange Act) as of June 30, 2013.  Based upon that evaluation, we concluded that as of June 30, 2013, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of June 30, 2013.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15 (f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the Internal Control - Integrated Framework as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of June 30, 2013 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of June 30, 2013 as detailed below:

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On April 4, 2012, Bacterin International, Inc. filed suit in the United States District Court of the Eastern District of Pennsylvania against SeaArk Capital, LLC and its principal, Mark Bartosh, seeking recovery of $1,648,993.58 for product delivered to SeaArk in 2011. In connection with this litigation, Bacterin also filed a motion for a prejudgment writ of replevin or attachment in the Third Judicial District Court in the State of Utah to recover product previously sold to SeaArk.  The Utah case was removed to the United States District Court for the District of Utah and Bacterin’s motion for prejudgment writ was granted.  SeaArk has returned all Bacterin products previously stored in Utah. On June 28, 2013, the parties entered into a settlement agreement whereby SeaArk agreed to (i) pay for all Bacterin products previously sold by SeaArk; (ii) return all Bacterin products located in the United States; and (iii) pay Bacterin sixty percent of the proceeds from sales of Bacterin products located in Puerto Rico.

On January 29, 2013, we received two warning letters from the Food and Drug Administration (“FDA”) related to our procedures to ensure compliance with regulatory requirements. We responded to the warning letters and on April 17, 2013 we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate.  The letters stated that the corrections will be further evaluated in conjunction with our operations during the next inspection of our facilities.  FDA conducted an inspection of our facilities in July 2013, at the conclusion of which FDA issued two Form FDA 483s with one inspectional observation regarding our procedures for product handling and two inspectional observations related to aseptic techniques. We are committed to actively working with FDA to address their concerns.

On February 11, 2013, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare. The subpoena requests documents related to physician referral programs operated by the Company, which we believe refers to the Company’s prior practice of compensating physicians for performing certain educational and promotional services on behalf of the Company. This program was discontinued in 2010 and involved payments to only a small number of physicians that we believe were made in accordance with all applicable laws. We submitted our initial production of documents in March 2013 and have not received any further requests or correspondence from the OIG.

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

We face risks and uncertainties relating to FDA warning letters and an OIG subpoena.

In January 2013, we received two warning letters from the Food and Drug Administration (“FDA”) related to our procedures to ensure compliance with regulatory requirements. The concerns included (i) procedures for implementing corrective and preventative action; (ii) procedures for receiving, reviewing and evaluating complaints; (iii) procedures related to changes to a specification, method, process or procedure; (iv) procedures to ensure that purchased or otherwise received products or services conform to specified requirements; (v) procedures to control documents; (vi) procedures to identify training needs and to ensure all personnel are trained to adequately perform assigned responsibilities; (vii) procedures related to medical device reporting; (viii) procedures to control product that does not conform to specified requirements; (ix) procedures for finished device acceptance; and (x) marketing materials related to our Elutia wound drain. We have responded to the warning letters and we are committed to actively working with the FDA to address their concerns. On April 17, 2013, we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate. The letters stated that the corrections will be further evaluated in conjunction with our operations during the next inspection of our facilities. FDA conducted an inspection of our facilities in July 2013, at the conclusion of which FDA issued two Form FDA 483s with one inspectional observation regarding our procedures for product handling and two inspectional observations related to aseptic techniques. We are committed to working with the FDA to address their concerns; however, there can be no assurance that the FDA will be satisfied with our corrective actions or that the FDA will not have additional concerns.

In February 2013, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) seeking documents in connection with an investigation into possible false or otherwise improper claims submitted to Medicare. The subpoena requested documents related to physician referral programs operated by the Company, which we believe refers to the Company’s prior practice of compensating physicians for performing certain educational and promotional services on behalf of the Company. This program was discontinued in 2010. We provided an initial response to the OIG subpoena and have not received any further correspondence or requests from the OIG. The extent and nature of information requested in the OIG subpoena could divert management’s attention from business demands and subject us to significant legal expenses.

We cannot assure you that the government will find our efforts to resolve the FDA warning letter or the investigation initiated by the OIG subpoena to be satisfactory. We may be unable to implement corrective actions within a timeframe or in a manner satisfactory to the FDA. Failure to do so could result in enforcement proceedings by the government, which could potentially include civil or criminal fines and penalties, including disgorgement of amounts earned on any legally-adulterated products; injunctive relief, which could limit, modify or constrain our ability to manufacture, market and sell our products; and exclusion from participation in government healthcare programs, such as Medicare and Medicaid. The investigation initiated by the OIG subpoena could result in civil or criminal fines or penalties, increased supervision of our business operations by the OIG, or exclusion from participation in government healthcare programs, such as Medicare and Medicaid. We are unable to predict when these matters will be resolved or what action, if any, the government will take in connection with these matters. The issues arising out of the FDA inspection and OIG subpoena may be expanded to cover other matters. We could also face product liability, third-party payer, shareholder, or other litigation. Any of these risks and uncertainties could adversely affect our revenues, results of operations, cash flows and financial condition.

We may not be able to meet financial or other covenant requirements in our current credit facility, and we may not be able to successfully negotiate waivers or a new credit agreement to cure any covenant violations.

We failed to achieve the revenue required by a covenant in our Credit Agreement with ROS Acquisition Offshore LP (“ROS”) and we may fail to meet, additional financial or other covenant requirements in the future. Our debt agreements with ROS also contain representations, warranties, fees, affirmative and negative covenants, including a minimum cash balance and minimum revenue amounts by quarter, and default provisions, which include departures in key management, if not remedied within 90 days. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, our lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If our lender accelerates the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the ROS facility, we pledged substantially all of our assets, including our intellectual property, to ROS. Our failure to comply with the covenants under the ROS facility could result in an event of default, the acceleration of our debt and the loss of our assets.

We are not currently profitable and we will need to raise additional funds in the future; however, additional funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the sales and marketing of our products. The sales and marketing expenses are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. There can be no assurance that we will have sufficient access to liquidity or cash flow in the future to meet our operating expenses and other obligations. If we do not meet our revenue and objectives, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We may not be able to raise such capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. If adequate funds are not otherwise available, we would be forced to further curtail operations significantly, including reducing our sales and marketing expenses which could negatively impact product sales and we could even be forced to cease operations, liquidate our assets and possibly even seek bankruptcy protection.

The impact of United States healthcare reform legislation remains uncertain.

 In 2010 federal legislation to reform the United States healthcare system was enacted into law. The law was upheld by a Supreme Court decision announced in June 2012. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. Among other things, the new law imposes a 2.3 percent excise tax on medical devices beginning January 2013, which applies to United States sales of our medical device products, including our wound drains and OsteoSelect® DBM putty. Due to multi-year pricing agreements and competitive pricing pressure in our industry, there can be no assurance that we will be able to pass the cost of the device tax on to our customers. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. We cannot predict the impact of this legislation or other healthcare programs and regulations that may ultimately be implemented at the federal or state level, the effect of any future legislation or regulation in the United States or internationally or whether any changes will have the effect of lowering prices for our products or reducing medical procedure volumes.

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

Our business is in a very competitive and evolving field.  Rapid new developments in this field have occurred over the past few years, and are expected to continue to occur.  Other companies already have competing products available or may develop products to compete with ours. Many of these products have short regulatory timeframes and our competitors, many with more substantial development resources, may be able to develop competing products that are equal to or better than ours.  This may make our products obsolete or undesirable by comparison and reduce our revenue.  Our success will depend, in large part, on our ability to maintain a competitive position concerning our intellectual property, and to develop new technologies and new applications for our technologies.  Many of our competitors have substantially greater financial and technical resources, as well as greater production and marketing capabilities, and our ability to compete remains uncertain.

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

We are highly dependent on the services of key members of our management team, and the loss of any of their services could have an adverse effect on our future operations.  We do not currently maintain key-man life insurance policies insuring the life of any member of our management team.

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

Our success may depend on our ability, or that of our licensees, to obtain timely regulatory approval for products employing our technology.  Moreover, our success may also depend on whether, and how quickly, our licensees gain market acceptance of products incorporating our technology, compared to competitors using competing technologies.

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

We might not be able to manage our future growth efficiently or profitably.  Our business is unproven on a large scale and actual revenue and operating margins, or revenue and margin growth, may be less than expected.  If we are unable to scale our production capabilities efficiently, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results.  Growth may also stress our ability to adequately manage our operations, quality of products, safety and regulatory compliance.  In order to grow, we may be required to obtain additional financing, which may increase our indebtedness or result in dilution to our stockholders.  Further, there can be no assurance that we would be able to obtain any additional financing.

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

There can be no assurance that we will prevail in any claims we make to protect our intellectual property.

Future protection for our proprietary rights is uncertain which may impact our ability to successfully compete in our industry.

The degree of future protection for our proprietary rights is uncertain. We cannot ensure that:

•	we were the first to make the inventions covered by each of our patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

☐	any of our pending patent applications will result in issued patents;

☐	any of our issued patents or those of our licensors will be valid and enforceable;

☐	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

☐	we will develop additional proprietary technologies that are patentable;

☐	the patents of others will not have a material adverse effect on our business rights; or

☐	the measures we rely on to protect the intellectual property underlying our products may not be adequate to prevent third parties from using our technology, all of which could harm our ability to compete in the market.

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

We have found material weaknesses in our system of internal controls over financial reporting that have not been fully remediated as of June 30, 2013, which could adversely affect our ability to record, process, summarize and report certain financial data.

In connection with the evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2013, management discovered the following deficiencies: (i) insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve account reconciliations, while completing the financial statement close process; and (ii) the documentation surrounding equity transactions for employees and consultants needs to be strengthened to comply with procedures outlined by the Company to ensure that all equity transactions are properly recorded in the appropriate periods.  In light of these material weaknesses, management has concluded that we did not maintain effective internal control over our disclosure controls and procedures as of June 30, 2013, which constituted a material weakness in our internal controls over financial reporting because they resulted in a reasonable possibility that a material misstatement could occur in our annual or interim financial statements which could not be prevented or detected.  Although we are working to remediate these deficiencies as outlined in Item 4 of this Quarterly Report on Form 10-Q, there can be no assurance that our remediation efforts will resolve all of our internal control deficiencies or that we will not discover additional material weaknesses or significant deficiencies as we evaluate and test such controls in the future. Such material weaknesses or deficiencies could adversely affect our ability to record, process, summarize and report our financial information, which could cause current and potential stockholders to lose confidence in our financial reporting which could have a negative effect on the trading price of our common stock.

Because we became public through a reverse merger, and our stock is currently trading below $1.00 per share, we may not be able to attract the attention of major brokerage firms or certain investors.

There are coverage risks associated with our becoming public through a reverse merger, including, among other things, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  In addition, we may not attract the attention of major brokerage firms and certain investors due to our low stock price. We cannot assure you that brokerage firms would want to conduct any public offerings on our behalf in the future.

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

Factors that may have a significant impact on the market price and marketability of our securities include:

☐	announcements of technological innovations or new commercial products by us, our collaborative partners or our present or potential competitors;

☐	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

☐	our quarterly operating results;

☐	developments or disputes concerning patent or other proprietary rights;

☐	developments in our relationships with employees, suppliers or collaborative partners;

☐	acquisitions or divestitures;

☐	litigation and government proceedings;

☐	adverse legislation, including changes in governmental regulation;

☐	third-party reimbursement policies;

☐	changes in securities analysts’ recommendations;

☐	short selling;

☐	changes in health care policies and practices;

☐	halting or suspension of trading in our common stock by NYSE MKT;

☐	economic and other external factors; and

☐	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. These lawsuits often seek unspecified damages, and as with any litigation proceeding, one cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with any such lawsuits and our management’s attention and resources could be diverted from operating our business as we respond to any such litigation. We maintain significant insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages.

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

On May 13, 2013, we received a deficiency notice from the NYSE MKT exchange notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. We will be subject to periodic review by Exchange staff during the extension period and failure to make progress consistent with our Plan or to regain compliance with the continued listing standards by the end of the extension period could result in our delisting from the Exchange.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2013, we issued approximately 8.51 million shares of common stock to accredited investors pursuant to Rule 506 of Regulation D at a price of $0.57 per share, together with warrants to purchase up to 4.25 million shares of common stock, for aggregate gross proceeds of approximately $4.85 million. The warrants will be exercisable beginning six months from the date of issuance, have an exercise price of $0.72 per share, and will be exercisable for seven years. William Blair & Company, L.L.C. served as sole placement agent for the transaction and received a commission of approximately $400,000. We plan to use the proceeds from the transaction for working capital and general corporate purposes.

Item 3.   Defaults Upon Senior Securities

On August 12, 2013, we received the following waivers of defaults under our Credit Agreement with ROS Acquisition Offshore LP: (i) we received a waiver of our failure to hire a new Chief Executive Officer within 90 days after the resignation of our prior Chief Executive Officer in exchange for Board observer rights; and (ii) we received a waiver of our failure to achieve the revenue required by Section 8.4.1 of the Credit Agreement for the quarter ended June 30, 2013 in exchange for a fee in the amount of 2% of the principal amount payable under the terms of the Credit Agreement.

Item 4    Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

3.1		Certificate of Incorporation (filed as Exhibit 3.1 to Form 10-Q filed November 14, 2011, incorporated by reference herein)

3.2		Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed July 11, 2013, incorporated by reference herein)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Co-Chief Executive Officer

32.2	*	Section 1350 Certification of Co-Chief Executive Officer

32.3	*	Section 1350 Certification of Chief Financial Officer

101.INS	**	XBRL INSTANCE DOCUMENT

101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

**	Furnished herewith
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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: August 12, 2013	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer and Interim Co-Chief Executive Officer

