Form 10-Q
period 2013-09-30
Bacterin International Holdings, Inc.
filed 2013-11-14
CIK 1453593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 13, 2013:  51,744,136

BACTERIN INTERNATIONAL HOLDINGS, INC.
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

☐	the future performance and market acceptance of our products;

☐	our ability to maintain our competitive position;

☐	negative media publicity;

☐	our ability to obtain donor cadavers for our products;

☐	our ability to expand our production capacity;

☐	our efforts to innovate and develop new products;

☐	our ability to engage and retain qualified technical personnel and members of our management team;

☐	our reliance on our current facilities;

☐	our ability to generate funds or raise capital to finance our growth;

☐	the ability of our sales force to achieve expected results;

☐	government regulations and additional taxes;

☐	fluctuations in our operating results;

☐	government and third-party coverage and reimbursement for our products;

☐	our ability to manage our growth and our ability to scale expenses accordingly;

☐	our ability to meet the obligations of our secured lending facility;

☐	our ability to manage our cash flow and achieve profitability;

☐	our ability to successfully conclude government investigations;

☐	our ability to successfully integrate future business combinations or acquisitions;

☐	our ability to obtain regulatory approvals;

☐	product liability claims and other litigation to which we may be subjected;

☐	product recalls and defects;

☐	timing and results of clinical trials;

☐	our ability to obtain and protect our intellectual property and proprietary rights;

☐	infringement and ownership of intellectual property;

☐	our ability to attract broker coverage;

☐	the trading market, market prices and dilution of our common stock;

☐	our ability to remain listed on the NYSE MKT exchange;

☐	influence by our management; and

☐	our ability to issue preferred stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	As of
	2013	December 31,
	(Unaudited)	2012

ASSETS
Current Assets:
Cash and cash equivalents	$3,437,549	$4,926,066
Trade accounts receivable, net of allowance for doubtful accounts of $1,297,335 and $1,576,955, respectively	4,633,067	7,154,065
Inventories, net	13,228,383	13,141,421
Prepaid and other current assets	486,685	353,271
Total current assets	21,785,684	25,574,823
Non-current inventories	1,238,225	1,238,225
Property and equipment, net	5,320,992	5,234,867
Intangible assets, net	563,524	592,378
Goodwill	728,618	728,618
Other assets	1,401,854	1,126,643

Total Assets	$31,038,897	$34,495,554

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$3,225,377	$3,997,789
Accounts payable - related party	555,361	418,922
Accrued liabilities	1,814,472	2,400,090
Warrant derivative liability	2,223,332	984,356
Current portion of capital lease obligations	165,844	149,729
Current portion of royalty liability	820,500	698,408
Current portion of long-term debt	47,018	45,135
Total current liabilities	8,851,904	8,694,429
Long-term Liabilities:
Capital lease obligation, less current portion	119,543	245,703
Long term royalty liability, less current portion	6,639,435	6,839,935
Long-term debt, less current portion	16,064,064	14,483,102
Total Liabilities	31,674,946	30,263,169
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and
outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 51,781,044 shares issued and outstanding as of September 30, 2013 and 42,877,770 shares issued and outstanding as of December 31, 2012	52	43
Additional paid-in capital	55,558,330	51,897,890
Accumulated deficit	(56,194,431)	(47,665,548)
Total Stockholders’ (Deficit) Equity	(636,049)	4,232,385

Total Liabilities & Stockholders’ (Deficit) Equity	$31,038,897	$34,495,554

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Tissue sales	$7,710,256	$8,643,299	$24,430,158	$24,427,853
Royalties and other	219,727	236,466	385,480	430,185
Total Revenue	7,929,983	8,879,765	24,815,638	24,858,038

Cost of tissue and medical devices sales	3,318,327	2,600,452	10,011,687	6,788,606

Gross Profit	4,611,656	6,279,313	14,803,951	18,069,432

Operating Expenses
General and administrative	2,764,328	2,439,229	7,877,697	7,349,852
Sales and marketing	4,053,679	3,352,394	12,057,389	11,333,946
Depreciation and amortization	97,923	88,112	304,771	302,392
Non-cash consulting expense	43,153	186,867	11,924	491,051
Total Operating Expenses	6,959,083	6,066,602	20,251,781	19,477,241

(Loss) Income from Operations	(2,347,427)	212,711	(5,447,830)	(1,407,809)

Other Income (Expense)
Interest expense	(1,197,370)	(867,894)	(3,436,006)	(1,276,946)
Change in warrant derivative liability	(849,288)	(125,972)	246,337	1,393,155
Other income (expense)	17,551	(1,738,202)	108,616	(1,544,035)

Total Other Expense	(2,029,107)	(2,732,068)	(3,081,053)	(1,427,826)

Net Loss Before (Provision) Benefit for Income Taxes	(4,376,534)	(2,519,357)	(8,528,883)	(2,835,635)

(Provision) Benefit for Income Taxes
Current	-	-	-	-
Deferred	-	-	-	-

Net Loss	$(4,376,534)	$(2,519,357)	$(8,528,883)	$(2,835,635)

Net loss per share:
Basic	$(0.08)	$(0.06)	$(0.18)	$(0.07)
Dilutive	$(0.08)	$(0.06)	$(0.18)	$(0.07)

Shares used in the computation:
Basic	51,616,319	42,796,244	46,611,358	42,341,796
Dilutive	51,616,319	42,796,244	46,611,358	42,341,796

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$(8,528,883)	$(2,835,635)
Noncash adjustments:
Depreciation and amortization	586,771	577,145
Amortization of debt discount	917,153	228,505
Write-off of debt discount	-	139,228
Non-cash consulting expense/stock option expense	603,058	1,114,846
Warrants issued for services	-	342,485
Non-cash interest	(78,408)	50,659
Provision for losses on accounts receivable and inventory	1,197,669	136,637
(Gain) loss on disposal of assets	(500)	7,902
Change in derivative warrant liability	(246,337)	(1,393,155)
Reduction of contingent liability	(91,740)	(358,426)
Changes in operating assets and liabilities:
Accounts receivable	970,971	(237,841)
Inventories	265,396	(5,092,496)
Prepaid and other assets	291,375	(957,628)
Accounts payable	(635,973)	1,316,973
Accrued liabilities	(428,751)	(848,488)
Net cash used in operating activities	(5,178,199)	(7,809,289)

Investing activities:
Purchases of property and equipment	(633,393)	(1,216,723)
Intangible asset additions	(10,149)	-
Net cash used in investing activities	(643,542)	(1,216,723)

Financing activities:
Proceeds from the issuance of long-term debt	-	22,741,719
Payments on long-term debt	(34,308)	(9,773,075)
Payments on capital leases	(110,045)	(21,085)
Net proceeds from issuance of stock	4,450,002	3,899,996
Proceeds from exercise of options	27,575	43,334
Net cash provided by financing activities	4,333,224	16,890,889

Net change in cash and cash equivalents	(1,488,517)	7,864,877

Cash and cash equivalents at beginning of period	4,926,066	751,111
Cash and cash equivalents at end of period	$3,437,549	$8,615,988

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)           Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Bacterin International, Inc., a Nevada corporation, (collectively, the “Company” or “Bacterin”). All intercompany balances and transactions have been eliminated in consolidation. Bacterin’s biologics division develops, manufactures and markets biologics products to domestic and international markets.  Bacterin’s proprietary methods are used in human allografts to create cell scaffolds and promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and regeneration in knee and other joint surgeries.

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

The accompanying interim condensed consolidated financial statements of Bacterin for the three and nine months ended September 30, 2013 and 2012 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2013.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 98% and 97% of sales were in the United States for the nine months ended September 30, 2013 and 2012, respectively. One customer accounted for approximately 5% and 6% of the Company’s revenue for the nine months ended September 30, 2013 and 2012, respectively.  One customer represented 19% and 21% of gross accounts receivable at September 30, 2013 and 2012, respectively. The Company provides for uncollectible amounts when specific credit issues arise. Management believes its estimate for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at September 30, 2013.

Revenue by geographical region is as follows:

	Nine months ended
	September 30,
	2013	2012
United States	$24,285,028	$24,084,836
Rest of World	530,610	773,202
	$24,815,638	$24,858,038

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

Derivative Instruments

The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 “Accounting for Derivative Instruments and Hedging Activities”. The only derivative instruments presented in the accompanying consolidated financial statements relates to warrants issued in connection with certain debt financings. The Company has not designated its warrant derivative liability as a hedging instrument as described in ASC 815 and any changes in the fair market value of the warrant derivative liability are recognized in the consolidated statement of operations during the period of change. See Note 10, “Warrants” below.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with Nufix, RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for the three and nine months ended September 30, 2013 and 2012.

Non-Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are measured at fair value at each reporting date, recognized ratably over the vesting period and are recorded in non-cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had no Advertising expense in the nine months ended September 30, 2013 and $50,000 for the nine months ended September 30, 2012.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new technologies and processes for tissue and coatings, are expensed as incurred and included in general and administrative expenses.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded during the nine months ended September 30, 2013 or 2012.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the nine months ended September 30, 2013 and 2012 and the three months ended September 30, 2013 and 2012 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the nine months ended September 30, 2013 and 2012, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of September 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis:

Accrued stock compensation

	As of	As of
	September 30,	December 31,
	2013	2012
Level 1	$171,174	$218,850
Level 2	-	-
Level 3	-	-

The valuation technique used to measure fair value of the accrued stock compensation is based on quoted stock market prices.

Warrant derivative liability

	As of	As of
	September 30,	December 31,
	2013	2012
Level 1	-	-
Level 2	-	-
Level 3	$2,223,332	$984,356

Acquisition contingent consideration liability

	As of	As of
	September 30,	December 31,
	2013	2012
Level 1	-	-
Level 2	-	-
Level 3	$-	$91,740

The valuation technique used to measure fair value of the warrant liability is based on a lattice model and significant assumptions and inputs determined by the Company.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ending September 30, 2013:

Warrant derivative liability
Balance at January 1, 2013	$984,356
Gain recognized in earnings	(246,337)
New warrants issued	1,485,313
Balance at September 30, 2013	$2,223,332

Acquisition contingent consideration liability
Balance at January 1, 2013	$91,740
Gain recognized in earnings	(91,740)
Balance at September 30, 2013	$-

During the nine months ended September 30, 2013, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Items measured at fair value on a non-recurring basis:

The Company’s royalty liability is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate. The Company did not have access to a readily traded market for similar credit risks and the estimated interest rate was based upon the Company’s estimate of a market interest rate to obtain similar financing. The Company originally discounted the $16.8 million of estimated payments at an interest rate of 16.7%. This was adjusted to an estimated royalty total of $13.8 million as of December 31, 2012 and was not adjusted in the first nine months of 2013. Accordingly, these inputs are classified as Level 3 inputs.

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

On June 10, 2013, the Company issued approximately 8.51 million shares of common stock to new and existing investors at a price per share of $0.57, which represented a 10% discount to the closing price on June 4, 2013. For each common share purchased in the offering, investors received a warrant providing the right to purchase 0.5 shares of Bacterin common stock at an exercise price of $0.72, a 15% premium to the June 4, 2013 closing price. The warrants will be exercisable for seven years beginning 6 months from the date of issuance. The transaction resulted in net proceeds to Bacterin International of approximately $4.45 million, after deducting approximately $400,000 of placement agent’s fees and offering expenses. Proceeds from the transaction will be used to fund the Company's operations and working capital requirements.

(3)           Acquisition

In 2011, the Company acquired the assets of a medical devices company. As part of the purchase agreement, we agreed to pay an additional $500,000 in common stock if gross revenue from the sale of products resulting from the purchased assets equaled or exceeded $1 million, and an additional $500,000 in common stock if gross revenue from the sale of products resulting from the purchased assets equaled or exceeded $2 million, provided that such gross revenue thresholds were achieved within 2 years. The revenue thresholds were not achieved within 2 years of the asset acquisition, so no additional stock issuances were required.

The initial valuation of the contingent consideration was based upon management’s estimates of the probability of reaching the milestones that would trigger the requirement to pay the contingent amounts. During 2013, management reviewed and adjusted the assumptions associated with the contingent liability which resulted in an elimination of the contingent liability as of June 30, 2013.

(4)           Inventories

Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Current inventories
Raw materials	$2,223,978	$1,919,250
Work in process	4,176,764	4,991,032
Finished goods	8,004,314	7,350,332
	14,405,056	14,260,614
Reserve	(1,176,673)	(1,119,193)
Current inventories, total	$13,228,383	$13,141,421
Non-current inventories
Finished goods	$1,238,225	$1,238,225
Non-current inventories, total	$1,238,225	$1,238,225
Total inventories	$14,466,608	$14,379,646

(5)           Property and Equipment, Net

Property and equipment, net are as follows:

	September 30,	December 31,
	2013	2012
Buildings	$1,653,263	$1,653,263
Equipment	5,761,079	5,172,523
Computer equipment	312,650	312,650
Computer software	395,146	392,206
Furniture and fixtures	170,118	170,118
Leasehold improvements	1,808,461	1,793,756
Vehicles	41,099	78,306
Total cost	10,141,816	9,572,822
Less: accumulated depreciation	(4,820,824)	(4,337,955)
	$5,320,992	$5,234,867

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of September 30, 2013, the Company has recorded $549,603 gross assets in Equipment, and $142,307 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the first nine months of 2013 and 2012 was $198,986 and $204,947, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first nine months of 2013 and 2012 was $530,020 and $516,162 respectively.

(6)           Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	September 30,	December 31,
	2013	2012
Intellectual Property
Gross carrying value	$848,675	$820,778
Accumulated amortization	$(285,151)	$(228,400)
Net carrying value	$563,524	$592,378

Aggregate amortization expense:	$56,750	$74,918

Estimated amortization expense:

Remainder of 2013		$18,729
2014		$74,918
2015		$74,918
2016		$74,918
2017		$74,918
Thereafter		$245,123
Total		$563,524

(7)           Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012
Acquisition contingent liability	$-	$91,740
Accrued stock compensation	171,174	218,850
Wages/commissions payable	1,129,555	1,013,909
Other accrued expenses	513,743	1,075,591
	$1,814,472	$2,400,090

(8)          Long-term Debt

On April 23, 2012, the Company secured an accounts receivable credit facility with Midcap Financial LLC and Silicon Valley Bank. The revolving loan credit facility allowed Bacterin to borrow up to $5 million through January 1, 2015. The facility allowed borrowings based upon a predetermined formula of up to 80% of Bacterin's eligible accounts receivable, as defined in the credit and security agreement. The Company also amended its existing Loan and Security Agreement with MidCap to allow the Company to borrow up to an additional $3 million in connection with a permitted acquisition. The credit facility carried an interest rate of LIBOR plus 4%, subject to a LIBOR floor rate of 2.5%. The Company also agreed to pay a 0.5% collateral management fee on the average outstanding balance of the facility and 1% of the average unused portion of the facility, as well as a 1% origination fee. We repaid the outstanding balance owed on this credit facility in full with the proceeds from our credit facility with ROS Acquisition Offshore LP (“ROS”) on August 24, 2012.

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

The Company received net proceeds of approximately $10 million following repayment of the existing term loan and accounts receivable credit facility with MidCap Financial, including prepayment penalties. The Company used the net proceeds for working capital and general corporate purposes.

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

There were two compliance violations of covenants in the ROS Credit Agreement in the second quarter of 2013. The Company did not achieve the $8.5 million revenue in the second quarter of 2013 for which we received a waiver, in exchange, the Company agreed to pay a fee of $400,000 when the Company pays, prepays or is required to pay any principal amount of the loan. In addition, the Company did not hire a Chief Executive Officer within 90 days of the resignation of the prior Chief Executive Officer for which we received a waiver in exchange for Board observer rights.

Long-term debt consists of the following:

	September 30,	December 31,
	2013	2012

Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$20,000,000	$20,000,000
Adjustment fee payable to ROS Acquisition Offshore August 2019	700,000	-
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,387,112	1,421,420
	22,087,112	21,421,420

Less: Current portion	(47,018)	(45,135)
Debt discount	(5,976,030)	(6,893,183)
Long-term debt	$16,064,064	$14,483,102

The following is a summary of maturities due on the debt as of September 30, 2013:

Remainder of 2013	11,357
2014	47,727
2015	50,670
2016	1,720,463
2017	6,723,781
Thereafter	13,533,114
Total	$22,087,112

The following is a summary of estimated future royalty payments as of September 30, 2013:

Remainder of 2013	197,000
2014	853,000
2015	1,050,000
2016	1,289,000
2017	1,384,000
Thereafter	8,477,000
Total	$13,250,000

(9)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. Nine million shares are authorized under the Plan and at September 30, 2013, we had approximately 622,648 shares available for issuance. Shares issued under the Plan may be authorized, but unissued, or reacquired shares.

Stock compensation expense recognized in the statement of operations for the nine months ended September 30, 2013 and 2012 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. The Company utilizes historical employee termination behavior to determine the estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods. Assumed forfeiture rates range from 17.00% to 20.00% for the first nine months of 2013.

Key assumptions used to estimate the fair value of stock awards are as follows:

·
Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a weighted-average rate of 1.68% for the nine months ended September 30, 2013.

·
Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the short-cut method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used a weighted-average expected term of 6.4 years for the nine months ended September 30, 2013.

·	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a weighted-average volatility rate of 62.6% for the nine months ended September 30, 2013.

·	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% for the nine months ended September 30, 2013.

Activity under our stock option plans was as follows:

	2013			2012
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average	Value at Grant		Average	Value at Grant
	Shares	Exercise Price	Date	Shares	Exercise Price	Date
Outstanding at January 1	5,266,535	$2.02	$1.03	4,828,910	$2.14	$1.01
Granted	3,331,250	0.63	0.53	1,105,000	2.00	1.19
Exercised	(230,000)	0.10	0.06	(39,375)	0.87	0.37
Cancelled or expired	(729,000)	1.78	0.90	(1,152,250)	2.01	0.78
Outstanding at September 30	7,638,785	$1.49	$0.86	4,742,285	$2.11	$1.04
Exercisable at September 30	2,531,534	$2.03	$0.98	2,242,118	$1.77	$0.76

The aggregate intrinsic value of options outstanding as of September 30, 2013 is $799,941. The aggregate intrinsic value of exercisable options as of September 30, 2013 is $132,766. As of September 30, 2013, there were 5,107,251 unvested options with a weighted average fair value at the grant date of $0.80 per option. As of September 30, 2013, compensation expense related to nonvested awards not yet recognized was $667,175.

In addition, on May 24, 2013, the Company issued 335,000 restricted stock awards to certain employees. These restricted shares vest after one year and were issued when the stock price was $0.68 per share. The total expense of $227,800 is recognized ratably over the vesting period in General and Administrative and Sales and Marketing Expenses.

From time to time we may grant stock options and restricted stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The following table summarizes restricted stock award activity during the period ended September 30, 2013:

Shares
Outstanding at Jan. 1, 2013	733,900
Awarded	-
Cancelled	(112,500)
Vested	(164,500)
Outstanding at September 30, 2013	456,900

The restricted stock awards generally vest over three to five year periods. The Company recognized reduction of non-cash consulting expense of $11,924 for the first nine months of 2013 and expense of $491,051 for the nine months ended September 30, 2012. As of September 30, 2013, the total expense related to nonvested restricted stock awards not yet recognized is $160,021 and is expected to be recognized over three years.

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

The following table summarizes our warrant activities for the nine months ended September 30, 2013:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2013	7,321,667	$2.20
Issued	4,352,215	0.72
Exercised	-	-
Expired	(533,173)	2.00
Outstanding at September 30, 2013	11,140,709	$1.63

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The 1,570,565 warrants issued in connection with a 2010 bridge financing, the 375,000 warrants issued in connection with a 2010 debt financing and the 4,254,387 warrants issued in connection with the second quarter 2013 equity financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. The warrants issued in the second quarter of 2013 resulted in a warrant derivative liability of $1,485,313 as of the issuance on June 5, 2013. There were an additional 143,700 warrants in the first quarter of 2012 as a result of the LPC share issuance triggering the anti-dilution clause in the original warrant agreement and an additional 97,828 related to the second quarter of 2013 equity financing. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $246,337 resulting from the change in the fair value of the warrant derivative liability for the first nine months of 2013. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Nine months ended
	September 30,
	2013	2012
Value of underlying common stock (per share)	$0.68	$1.55
Risk free interest rate	0.72%	0.38%
Term to expiration/implied expected life	5.96 years	4.15 years
Dividend yield	0%	0%
Volatility	63%	62%

The following table summarizes our activities related to number of warrants used in the derivative liability for the nine months ended September 30, 2013 and 2012:

	2013	2012
Balance at January 1	1,649,707	1,506,007
Derivative warrants issued	4,352,215	143,700
Derivative warrants exercised	-	-
Balance at September 30	6,001,922	1,649,707

(11)           Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2019 and 2023. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of September 30, 2013, under these leases, are as follows:

Remainder of 2013	$61,599
2014	$269,400
2015	$263,136
2016	$263,136
2017	$263,136
Thereafter	$823,730
Total	$1,944,137

Rent expense was $204,180 and $234,316 for the nine months ended September 30, 2013 and 2012, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

Litigation

On January 29, 2013, we received two warning letters from the Food and Drug Administration (“FDA”): one related to our procedures to ensure compliance with regulatory requirements regarding the production of medical devices; and one related to our procedures to ensure compliance with regulatory requirements regarding the production of human tissue cellular products (H/TCP). We responded to both warning letters and, on April 17, 2013, we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate. The letters also stated, however, that the corrections would be further evaluated in conjunction with our operations during the next inspection of our facilities. FDA conducted two follow-up inspections as a result of the warning letters of our facilities in July 2013: one inspection focused on our production of medical devices and one inspection focused on our production of H/TCPs. At the conclusion of the inspection focused on medical devices, no Form 483 was issued. At the conclusion of the inspection focused on H/TCPs, FDA issued a one-item Form 483, to which we responded, and we are in the process of providing further updates to FDA. FDA also conducted a routine inspection focused on H/TCPs in July 2013 and issued two observations on a Form 483. We have fully responded to that Form 483. On September 19, 2013, we received a letter from FDA indicating that, based on a review of our corrective actions, it appears we have addressed the violations contained in the warning letter regarding our production of medical devices.

Market Exchange Notification

On May 13, 2013, we received a deficiency notice from the New York Stock Exchange (“Exchange”) notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the Exchange informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. We will be subject to periodic review by Exchange staff during the extension period and failure to make progress consistent with our Plan or to regain compliance with the continued listing standards by the end of the extension period could result in our delisting from the Exchange.

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

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2013 and 2012.

(13)           Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine months ended
	September 30,
	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,436,006	$815,031
Income taxes	-	-
Non-cash activities:
ROS adjustment fee	$700,000	$-
Settlement of SeaArk accounts receivable	$1,829,647	$-
Inventory received in SeaArk settlement	$409,838	$-
Write-off of SeaArk allowance for doubtful accounts	$1,419,809	$-
Net shares issued for non-cash consulting expense	$157,561	$-
Capital lease acquisition	$-	$408,257
Issuance of warrants	$-	$220,872
Non-cash accrued compensation	$-	$304,680
Debt discount related to financing	$-	$7,341,520
Royalty liability related to financing	$-	$7,341,520

(14)           Related Party Transactions

Guy Cook, our former President and Chief Executive Officer, formerly served as a board member of West Coast Tissue Services (“WCTS”) and American Donor Services (“ADS”). Mr. Cook did not received any compensation for his board service for either entity as of the date of his resignation. Mitchell Godfrey, a director, is on the board of ADS and also serves as secretary and treasurer for ADS. Mr. Godfrey receives $5,000 annually for his service to ADS.

ADS and WCTS recover tissue from donors. We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS for the first nine months of 2013 and 2012 was $577,200 and $389,500, respectively, and the approximate aggregate amount of all transactions with ADS for the first nine months of 2013 and 2012 was $1,558,360 and $1,004,036, respectively. These relationships benefit us as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success. As of September 30, 2013, we had an accounts payable balance of $555,361 to American Donor Services.

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

On April 5, 2013, Guy Cook resigned from his roles of Chief Executive Officer, President and Chairman of the Board effective immediately. The Board unanimously voted to have Kent Swanson, an existing independent director, serve as Acting Chairman of the Board. Our current Chief Financial Officer, John Gandolfo, and our Chief Operating Officer, Darrel Holmes, served as interim Co-Chief Executive Officers until the Board appointed Daniel Goldberger as the new Chief Executive Officer on August 14, 2013. Mr. Goldberger received inducement grant stock options to purchase up to 2,000,000 shares of the Company's common stock, with a per share exercise price of $0.60, which was the closing price of the Company’s common stock on the August 14, 2013 grant date. The option will vest over five years, with 20% of the underlying shares vesting after one year and the remaining eighty percent (80%) vesting in forty-seven (47) equal monthly installments as to 33,334 underlying shares, beginning September 15, 2014, and one final installment as to 33,302 underlying shares.

(15)           Subsequent Events

On November 5, 2013, the United States Patent and Trademark Office issued US Patent No. 8,574,825 entitled “Process for Demineralization of Bone Matrix with Preservation of Natural Growth Factors” to the Company.  The issued claims in the patent are for a method to produce a demineralized cancellous bone matrix, such as Bacterin’s OsteoSponge® product line.   Bacterin has a pending divisional application in the United States to pursue protection on other aspects of its bone demineralization technology and is pursuing protection on related applications in Canada, Europe, and Korea.

On November 14, 2013, the Company received a waiver from ROS for failure to achieve $10.5 million of revenue in the third quarter of 2013. In exchange for the waiver and reduction of future quarterly minimum revenue thresholds, the Company agreed to issue 1,500,000 shares of restricted stock to ROS by December 2, 2013. If the Company does not or is unable to issue the restricted shares by December 2, 2013, the Company agreed to pay an additional exit fee in the amount equal to 3.5% of the aggregate principal amount of the loan.

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

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

Revenue

Total revenue for the third quarter ended September 30, 2013 decreased 11% to $7,929,983 compared to $8,879,765 for the third quarter of 2012. The decrease of $949,782 was due to the 2012 period including a stocking order of approximately $1.5 million. Net of that one time stocking order, total revenue for the quarter ended September 30, 2013 increased 14% compared to the quarter ended September 30, 2102.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 28% or $717,875 to $3,318,327 for the third quarter of 2013 from $2,600,452 for the third quarter of 2012. As a percentage of sales, cost of sales was 41.8% of revenues for the third quarter of 2013 compared to 29.3% for the third quarter of 2012. This increase was largely the result of lower revenue per item sold due to pricing pressure, write-offs of contaminated inventory related to our dermis production process and an increase in expired product in the 2013 period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 15%, or $892,481, for the three months ended September 30, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 13%, or $325,099, to $2,764,328, for the third quarter of 2013 compared to the third quarter of 2012. The increase is primarily due to bad debt expense of approximately $642,000 recorded in the 2013 period associated with a stocking order placed in 2012. General and administrative expenses, net of the bad debt adjustment, decreased 13% for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 21%, or $701,285, to $4,053,679 for the three months ended September 30, 2013 from $3,352,394 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 51.1% in the third quarter of 2013 from 37.8% in the third quarter of 2012.  The increases were primarily the difference of commissions not being earned on the 2012 stocking orders as compared to commissions being earned on the higher core revenues in the 2013 period.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense increased 11% to $97,923 for the three months ended September 30, 2013 from $88,112 for the three months ended September 30, 2012. The increase reflects the depreciation of fixed assets acquired over the past twelve months in connection with equipment required to increase manufacturing capacity.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $143,714 to $43,153 for the third quarter of 2013 from $186,867 in the third quarter of 2012. The decrease is due to a combination of fewer contracts in 2013 and a reduced stock price at the end of the third quarter.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items.  Other expenses decreased 26%, or $702,961, for the quarter ended September 30, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

Interest Expense

Interest expense for the third quarter of 2013 increased $329,476 to $1,197,370 as compared to $867,894 in the third quarter of 2012. The increase was the result of a higher average debt balance in 2013 and the higher interest rate related to the debt financing entered into with ROS Acquisition Offshore LP during the third quarter of 2012.

Change in Warrant Derivative Liability

For the third quarter of 2013, the Company recorded expense from an increase in the warrant derivative liability of $849,288 based upon the increase in the closing price of the Company’s common stock at September 30, 2013 compared to June 30, 2013. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2013 equity financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income (Expense)

Other income for the third quarter of 2013 was $17,551 as compared to expense of $1,738,202 in the third quarter of 2012. The expense in 2012 was primarily related to the write-off of the debt discount and prepayment penalties related to termination of the MidCap financing in the third quarter of 2012.

Comparison of Nine months Ended September 30, 2013 and September 30, 2012

Revenue

Total revenue for the first nine months ended September 30, 2013 decreased $42,400 to $24,815,638 compared to $24,858,038 for the first nine months of 2012.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 47% or $3,223,081 to $10,011,687 for the first nine months of 2013 from $6,788,606 for the first nine months of 2012. As a percentage of sales, cost of sales was 40.3% of revenues for the first nine months of 2013 compared to 27.3% for the first nine months of 2012. This increase was largely the result of lower revenue per item sold due to pricing pressure, write-offs of contaminated inventory related to our dermis production process and an increase in expired product and inventory reserves to cover future expiring product in the 2013 period.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 4%, or $774,540, for the nine months ended September 30, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased $527,845, or 7% to $7,877,697, compared to the first nine months of 2012. The increase is primarily due to an increase in bad debt expense of approximately $990,000 in 2013, primarily associated with large stocking orders to distributors, a strategy which the Company is no longer pursuing. General and administrative expenses, net of the bad debt adjustment, decreased 6% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased by $723,443, or 6%, for the nine months ended September 30, 2013 compared to the prior year period. As a percentage of revenue, selling and marketing expenses increased to 48.6% in the first nine months of 2013 from 45.6% in the first nine months of 2012.  The increases were primarily the difference of commissions not being earned on the 2012 stocking orders as compared to commissions being earned on the higher core revenues in 2013.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense remained relatively flat at $304,771 for the nine months ended September 30, 2013 from $302,392 for the nine months ended September 30, 2012.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $479,127 to $11,924 for the first nine months of 2013 from an expense of $491,051 in the first nine months of 2012. The decrease is due to a combination of fewer contracts in 2013 and a reduced stock price at the end of the third quarter.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items.  Other expenses increased 116%, or $1,653,227, for the nine months ended September 30, 2013 compared to the same period of 2012, primarily due to the reasons set forth below.

Interest Expense

Interest expense for the first nine months of 2013 increased $2,159,060 to $3,436,006 as compared to $1,276,946 in the first nine months of 2012. The increase was the result a higher average debt balance in 2013 and the higher interest rate related to the debt financing with ROS Acquisition Offshore LP.

Change in Warrant Derivative Liability

For the first nine months of 2013, the Company recorded income from a decrease in its non cash warrant derivative liability of $246,337 based upon the decrease in the closing price of the Company’s common stock at September 30, 2013 compared to December 31, 2012 which was partially offset by the issuance of additional derivative warrants in 2013. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2013 equity financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income (Expense)

Other income for the first nine months of 2013 was $108,616 as compared to expense of $1,544,035 in the first nine months of 2012. The expense in 2012 was primarily related to the write-off of the debt discount and prepayment penalties related to termination of the MidCap financing in the third quarter of 2012.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit line and other debt transactions. In August 2012, we closed on a $20 million term loan transaction with ROS Acquisition Offshore LP. The net proceeds were used to pay off the previous loans with MidCap Financial LLC and Silicon Valley Bank of approximately $9.3 million with the remainder adding to our working capital. In addition, on June 10, 2013, the Company issued approximately 8.51 million shares of common stock to new and existing investors with net proceeds to Bacterin International of approximately $4.45 million. Proceeds from the transaction will be used to fund the Company's operations and working capital requirements. At September 30, 2013, we had $8,070,616 of cash and cash equivalents and accounts receivables.

Net cash used in operating activities the first nine months of 2013 was $5,178,199. For the comparable period of 2012, net cash used in operating activities was $7,809,289. The decrease was primarily due to a reduction in cash used in purchases of inventory.

Net cash used in investing activities for the first nine months of 2013 was $643,542 due to the purchase of property and equipment and intangible assets.

Net cash provided by financing activities was $4,333,224 for the nine months ended September 30, 2013 primarily due to the equity capital raise in the second quarter of 2013.

On November 14, 2013, we entered into a Waiver and Fifth Amendment to our Credit Agreement with ROS Acquisition Offshore LP (“ROS”) whereby ROS (i) waived our failure to achieve the revenue required by Section 8.4.1 of the Credit Agreement for the quarter ended September 30, 2013, and (ii) agreed to revise our future revenue requirements as described in Part II, Item 3 of this 10-Q. In exchange, we agreed to issue 1,500,000 shares (the “Shares”) of our common stock to ROS. If we do not issue the Shares by December 2, 2013, we will be required to pay an additional fee in the amount of 3.5% of any principal payment required to be paid pursuant to the Credit Agreement or other loan documents.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our September 30, 2013 cash on hand and accounts receivable balance of $8,070,616, combined with anticipated cash receipts from sales expected from operations, expense reductions and access to addition capital resources will be sufficient to meet our anticipated cash requirements through September 30, 2014; however there can be no assurance that we will achieve expected sales results, raise additional capital, reduce expenses or collect our accounts receivable.We incurred approximately $16 million in sales and marketing expenses in 2012 and expect to incur $18 million in 2013 based upon our current sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Exchange Act) as of September 30, 2013.  Based upon that evaluation, we concluded that as of September 30, 2013, our disclosure controls and procedures were ineffective due to the material weakness in our internal controls over financial reporting detailed below that have not been fully remediated as of September 30, 2013.

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

Based on our evaluation under the framework Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of September 30, 2013 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of September 30, 2013 as detailed below:

1) At December 31, 2012, the Company had an insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve account reconciliations while completing the financial statement close process. Until this design deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement in our annual or interim financial statements could occur and not be corrected or prevented by our internal control system in a timely manner. Since December 31, 2012, we have expanded the training of qualified accounting and finance personnel and included an additional level of management review to the financial close process. The Company plans on performing an additional detailed evaluation of the internal controls surrounding financial reporting as of December 31, 2013 in connection with the year end financial close process.

2)  The documentation surrounding equity transactions for employees and consultants needs to be strengthened to comply with procedures outlined by the Company to ensure that all equity related transactions are properly recorded in the appropriate periods. In 2013, the Company improved the approval process for grants of equity securities.  The approval process includes approval by the Compensation Committee or the Board of Directors, review by our Human Resources department on all stock option vestings and cancellations and additional review by in house legal counsel on all stock option and equity grants. We anticipate that all of the above initiatives will be implemented by December 31, 2013 when we re-evaluate our internal review of financial controls.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings

On January 29, 2013, we received two warning letters from the Food and Drug Administration (“FDA”): one related to our procedures to ensure compliance with regulatory requirements regarding the production of medical devices; and one related to our procedures to ensure compliance with regulatory requirements regarding the production of human tissue cellular products (H/TCP). We responded to both warning letters and, on April 17, 2013, we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate. The letters also stated, however, that the corrections would be further evaluated in conjunction with our operations during the next inspection of our facilities.  FDA conducted two follow-up inspections as a result of the warning letters of our facilities in July 2013: one inspection focused on our production of medical devices and one inspection focused on our production of H/TCPs.  At the conclusion of the inspection focused on medical devices, no Form 483 was issued.  At the conclusion of the inspection focused on H/TCPs, FDA issued a one-item Form 483, to which we responded, and we are in the process of providing further updates to FDA.  FDA also conducted a routine inspection focused on H/TCPs in July 2013 and issued two observations on a Form 483, to which we have fully responded. On September 19, 2013, we received a letter from FDA indicating that, based on a review of our corrective actions, it appears we have addressed the violations contained in the warning letter regarding our production of medical devices.

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

We failed to achieve the revenue required by a covenant in our Credit Agreement with ROS Acquisition Offshore LP (“ROS”) and we may fail to meet additional financial or other covenant requirements in the future. Our debt agreements with ROS also contain representations, warranties, fees, affirmative and negative covenants, including a minimum cash balance and minimum revenue amounts by quarter, and default provisions, which include departures in key management, if not remedied within 90 days. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, our lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If our lender accelerates the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the ROS facility, we pledged substantially all of our assets, including our intellectual property, to ROS. Our failure to comply with the covenants under the ROS facility could result in an event of default, the acceleration of our debt and the loss of our assets.

We are not currently profitable and we will need to raise additional funds in the future; however, additional funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the sales and marketing of our products. The sales and marketing expenses are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. There can be no assurance that we will have sufficient access to liquidity or cash flow in the future to meet our operating expenses and other obligations. If we do not increase our revenue or reduce our expenses, we will need to raise additional capital, which would result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

We are currently listed on the NYSE MKT exchange, which imposes both objective and subjective requirements for continued listing. Continued listing criteria include the financial condition of the company, market capitalization, shareholder equity, total assets, annual revenue, and low selling price. Our common stock is currently trading at less than $1.00 per share, we are operating at a loss, we have negative shareholder equity, and our market capitalization, total assets and annual revenue are all currently less than $50 million, so our continued listing is at risk. If the NYSE MKT determines that we fail to satisfy the requirements for continued listing, we could be de-listed from the exchange, which could result in reduced liquidity for our shareholders. There can be no assurance that we will satisfy the continued listing requirements of the NYSE MKT or that we will continue to be listed on any exchange.

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

On January 29, 2013, we received two warning letters from the Food and Drug Administration (“FDA”): one related to our procedures to ensure compliance with regulatory requirements regarding the production of medical devices; and one related to our procedures to ensure compliance with regulatory requirements regarding the production of human tissue cellular products (H/TCP). We responded to both warning letters and, on April 17, 2013, we received two letters from FDA in which the agency stated that it was in receipt of our response letters and found that the corrective actions in those letters appeared to be adequate. The letters also stated, however, that the corrections would be further evaluated in conjunction with our operations during the next inspection of our facilities.  FDA conducted two follow-up inspections as a result of the warning letters of our facilities in July 2013: one inspection focused on our production of medical devices and one inspection focused on our production of H/TCPs.  At the conclusion of the inspection focused on medical devices, no Form 483 was issued.  At the conclusion of the inspection focused on H/TCPs, FDA issued a one-item Form 483, to which we responded, and we are in the process of providing further updates to FDA.  FDA also conducted a routine inspection focused on H/TCPs in July 2013 and issued two observations on a Form 483, to which we have fully responded. On September 19, 2013, we received a letter from FDA indicating that, based on a review of our corrective actions, it appears we have addressed the violations contained in the warning letter regarding our production of medical devices.  We are committed to working with the FDA to address their concerns; however, there can be no assurance that the FDA will be satisfied with our corrective actions or that the FDA will not have additional concerns.

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

Competition from former Chief Executive Officer

We believe our former Chief Executive Officer, Guy Cook, has acquired an ownership interest in a tissue bank that sells competitive products. Because our former CEO has in depth knowledge about our customers, employees, consultants, products, policies, practices and prospects, we may be adversely affected by increased competition with that business.

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

Our success is dependent on our ability to remain accredited with the AATB.

Our success is dependent on our ability to remain accredited with the American Association of Tissue Banks (“AATB”).  Although AATB accreditation is voluntary, many participants in our industry would not do business with us if we lost our AATB accreditation.  Although we make every effort to meet and exceed AATB standards, the AATB has broad discretionary power when reviewing members for accreditation, and there can be no assurance that we will continue to remain accredited with the AATB.

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

We have found material weaknesses in our system of internal controls over financial reporting that have not been fully remediated as of September 30, 2013, which could adversely affect our ability to record, process, summarize and report certain financial data.

In connection with the evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2013, management discovered the following deficiencies: (i) insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve account reconciliations, while completing the financial statement close process; and (ii) the documentation surrounding equity transactions for employees and consultants needs to be strengthened to comply with procedures outlined by the Company to ensure that all equity transactions are properly recorded in the appropriate periods.  In light of these material weaknesses, management has concluded that we did not maintain effective internal control over our disclosure controls and procedures as of September 30, 2013, which constituted a material weakness in our internal controls over financial reporting because they resulted in a reasonable possibility that a material misstatement could occur in our annual or interim financial statements which could not be prevented or detected.  Although we are working to remediate these deficiencies as outlined in Item 4 of this Quarterly Report on Form 10-Q, there can be no assurance that our remediation efforts will resolve all of our internal control deficiencies or that we will not discover additional material weaknesses or significant deficiencies as we evaluate and test such controls in the future. Such material weaknesses or deficiencies could adversely affect our ability to record, process, summarize and report our financial information, which could cause current and potential stockholders to lose confidence in our financial reporting which could have a negative effect on the trading price of our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. These lawsuits often seek unspecified damages, and as with any litigation proceeding, one cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with any such lawsuits and our management’s attention and resources could be diverted from operating our business as we respond to any such litigation. We maintain insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report for the quarterly period ended September 30, 2013.

Item 3.   Defaults Upon Senior Securities

On November 14, 2013, we entered into a Waiver and Fifth Amendment to our Credit Agreement with ROS Acquisition Offshore LP (“ROS”) whereby ROS (i) waived our failure to achieve the revenue required by Section 8.4.1 of the Credit Agreement for the quarter ended September 30, 2013, and (ii) agreed to revise our future revenue requirements as follows:

December 31, 2013	$7,500,000
March 31, 2014	$7,500,000
June 30, 2014	$8,000,000
September 30, 2014	$8,000,000
December 31, 2014	$8,000,000
March 31, 2015 and thereafter	$9,500,000

In exchange, we agreed to issue 1,500,000 shares (the “Shares”) of our common stock to ROS.  If we do not issue the Shares by December 2, 2013, we will be required to pay an additional fee in the amount of 3.5% of any principal payment required to be paid pursuant to the Credit Agreement or other loan documents.

The foregoing description of the amendment to our Credit Agreement is qualified in its entirety by reference to the full text of the amendment, which is attached hereto as Exhibit 10.27 and incorporated by reference herein.

Item 4    Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

3.1		Certificate of Incorporation (filed as Exhibit 3.1 to Form 10-Q filed November 14, 2011, incorporated by reference herein)

3.2		Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed July 11, 2013, incorporated by reference herein)

10.26	*	Indemnification Agreement with Daniel Goldberger

10.27	*	Waiver and Fifth Amendment to Credit Agreement

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

101.INS	**	XBRL INSTANCE DOCUMENT

101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

**	Furnished herewith

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2013	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

