Form 10-K
period 2013-12-31
Bacterin International Holdings, Inc.
filed 2014-03-27
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2013 was $18,037,202 (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE MKT).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 12, 2014 was 54,858,458.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-K may include, for example, statements about:

☐	our ability to obtain financing on reasonable terms;

☐	our ability to increase revenue;

☐	our ability to remain listed on the NYSE MKT exchange;

☐	our ability to comply with the covenants in our credit facility;

☐	our ability to maintain sufficient liquidity to fund our operations;

☐	our ability to obtain shareholder approval to increase our authorized shares of common stock;

☐	the ability of our sales force to achieve expected results;

☐	our ability to remain competitive;

☐	government regulations;

☐	our ability to expand our production capacity;

☐	our ability to innovate and develop new products;

☐	our ability to obtain donor cadavers for our products;

☐	our ability to engage and retain qualified technical personnel and members of our management team;

☐	government and third-party coverage and reimbursement for our products;

☐	our ability to obtain regulatory approvals;

☐	our ability to successfully integrate future business combinations or acquisitions;

☐	product liability claims and other litigation to which we may be subjected;

☐	product recalls and defects;

☐	timing and results of clinical studies;

☐	our ability to obtain and protect our intellectual property and proprietary rights;

☐	infringement and ownership of intellectual property;

☐	influence by our management; and

☐	our ability to issue preferred stock.

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

Overview of Our Business

We develop, manufacture and market biologics products to domestic and international markets through our biologics division. Our bone graft products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain through facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and subchondral bone repair in knee and other joint surgeries. Our acellular dermis scaffolds are utilized in wound care and plastic and reconstructive procedures.

Our medical devices division develops coatings for medical devices and custom surgical instruments for use with allografts processed by our biologics division. Our medical devices division also works with our biologics division to produce and distribute OsteoSelect® DBM putty, an osteoinductive product used by surgeons as a bone void filler in the extremities and pelvis.  DBM putty is considered a combination product by regulatory agencies - both a tissue and a medical device.

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

Our History

We began operations in 1998 as a spinout of the Center for Biofilm Engineering at Montana State University, or the CBE, and we eventually incorporated as “Bacterin, Inc.” in the state of Montana in January 2000.  In March 2004, Bacterin, Inc.’s stockholders completed the terms of a share exchange agreement with a company called Oil & Gas Seekers, Inc., a Nevada corporation, or OGS, which subsequently changed its name to “Bacterin International, Inc.,” to effectively become a publicly-traded corporation.  As a result of this transaction, the stockholders of Bacterin, Inc., the Montana corporation, became stockholders of Bacterin International, Inc., the Nevada corporation, and Bacterin, Inc., the Montana corporation, became a wholly owned subsidiary of Bacterin International, Inc., the Nevada corporation. At the end of 2004, management concluded that this transaction was problematic and did not deliver the expected result. Based on this determination, we entered into an agreement in 2005 to amend the terms of the exchange transaction with the former majority stockholder of OGS. In May 2005, we merged Bacterin, Inc., the Montana corporation, up and into Bacterin International, Inc., the Nevada corporation.

We began as a biomaterials testing laboratory and have systematically expanded our strategic vision towards the development of Bacterin-labeled products.  Our revenues were initially derived from testing services and milestone payments from collaborative product development agreements with various medical manufacturers.  Today we generate most of our revenue from biologics products we manufacture. We also generate revenue from sales of products manufactured by a third party and sold and distributed by us, as well as contract revenue from analytical testing, development and manufacturing services provided to medical device manufacturer clients, which tailor our coating process to the client’s specific product/medical application.

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

Industry and Market Overview

The orthopedic biomaterials market consists of materials that are organic, inorganic or synthetic in nature. These materials are implanted or applied in or near the indicated bone to facilitate healing, encourage bone tissue augmentation, compensate in areas where bone tissue is depleted and restore structure to allow for repair. Orthopedic biomaterials are capable of producing specific biological action or regenerative responses that are beyond what is observed in normal healing. These materials are often used as substitutes to autograft materials, which are taken from a harvest site in the patient to patch or repair the wounded or unhealthy site. Bone is a biologically active tissue and may or may not regenerate depending on the condition of the patient.  The damage may be significant enough that a scaffold may be necessary to help regenerate the surgical site.

Products and Services

We have developed and currently manufacture and sell several human tissue-based products, primarily allografts, in the medical marketplace through our biologics division.  In addition, we also manufacture and sell, directly under our own name and indirectly through distributors, various coating and surgical drain products through our medical devices division.

Biologics Division

Our biologics products include OsteoSponge®, OsteoSponge®SC, OsteoWrap®, OsteoLock®, BacFast® HD, OsteoSTXTM and hMatrix® as well as certain other allograft products which are briefly described below:

☐	OsteoSponge® is a form of demineralized bone matrix made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge® provides a natural scaffold for cellular in-growth and exposes bone-forming proteins to the healing environment. The malleable properties of OsteoSponge® enable it to conform to, and fill, most defects. Upon compressing the allograft, OsteoSponge® springs back to completely fill the void. Its unique mechanical and biological properties make OsteoSponge® an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

☐	OsteoSponge®SC is a form of OsteoSponge® designed to fill bony defects in the subchondral region of joints. We have received permission from the FDA to market this product as a subchondral bone void filler and are currently marketing it as such.

☐	OsteoWrap® is 100% human cortical bone demineralized through a proprietary process to make the graft flexible while maintaining allograft integrity. This product has various applications in orthopedic, neurological, trauma, oral/maxillofacial and reconstructive procedures. OsteoWrap® can wrap around non-union fractures to assist with fusion, can act as a biologic plate or can be used in conjunction with a hardware plate system. Additionally, this product provides the surgeon with superior handling characteristics as the allograft can be easily sized using surgical scissors or a scalpel, and will withhold sutures or staples for fixation.

☐	OsteoLock® and BacFast® HD are facet stabilization dowels made from human bone. The shape of our facet stabilization dowel is engineered to maximize osteoconductivity and surface area contact, as well as provide stability to prevent migration from the surgical site. BacFast® HD, having the same design as OsteoLock®, is optimized through our proprietary demineralization technology. This technology increases the surface area of the outer collagen matrix of the graft while exposing native bone morphogenic proteins (BMPs) and growth factors. Because of the hyper-demineralization technology, BacFast® HD has osteoinductive properties, as well as being osteoconductive. OsteoLock® and BacFast® HD can be used to augment spinal procedures, or as a stand-alone procedure for mild spinal conditions.

☐	OsteoSTXTM are demineralized cortical sticks processed from human allograft bone. Utilizing our patented demineralization technology, the grafts are flexible and feature osteoinductive properties. The nature of demineralized cortical bone provides all the necessary elements for bone regeneration. OsteoSTXTM are designed for posterolateral spine surgery applications ranging from one-level to multi-level fusions, including scoliosis procedures. This is a new addition to Bacterin’s biologic products portfolio launched in March 2014, designed to increase the number of implantable grafts per donor and contribute to a more robust product offering in spine.

☐	hMatrix® dermal scaffold is an extension of Bacterin's core biologics technology. hMatrix® is an acellular matrix made from donated human dermal tissue that is used to replace a patient's damaged tissue. hMatrix® provides a natural collagen tissue scaffold that promotes cellular ingrowth, tissue vascularization and regeneration. The hMatrix® scaffold tissue reabsorbs into the patient's dermal tissue for a biocompatible, natural repair.

All of the Company’s biologics are terminally sterilized and packaged to enhance the safety of our grafts for our physician customers and their patients.

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

The Company’s products are described in multiple physician-initiated studies that continue to prove expanded indications for our products.

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

Our medical devices division also develops custom surgical instruments for use with allografts processed by our biologics division. These instruments offer state-of-the-art design based upon the needs and inputs of surgeons who desire to use advanced minimally invasive techniques. These instruments are intended to provide optimal placement of our proprietary allografts. Additionally, we sell a hubless surgical drain series called ViaTM, which is used to drain exudate from a surgical site.  Via TM is available in five sizes, with and without an attached trocar to aid in placement. Building upon the ViaTM platform, Bacterin created a second generation product called Elutia® surgical drains which are performance enhanced via our proprietary coating technology.

As a consequence of a joint development project with RyMed Technologies, Inc., we treat RyMed’s InVision-Plus CS™ with a proprietary coating technology. We receive a fixed price for each InVision-Plus CS™ unit treated for RyMed.

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

Patents

On November 5, 2013, the United States Patent and Trademark Office issued US Patent No. 8,574,825 entitled “Process for Demineralization of Bone Matrix with Preservation of Natural Growth Factors.” The issued claims in the patent are for a method to produce a demineralized cancellous bone matrix, such as Bactrin’s OstoSponge® product line. Bacterin has a pending divisional application in the United States to pursue protection of other aspects of its bone demineralization technology and is pursuing related applications in Canada, Europe and Korea. We have other provisional applications pending in the United States and other countries that relate to aspects of the technology used in many of our products. Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent.

Our patent efforts have been, and will continue to be, primarily focused in two key areas:

☐	The development of innovative and novel, engineered tissue implants or constructs which employ acellular tissue and processes, and enhanced demineralized bone matrix products; and

☐	The addition of bioactive agents impregnated into or onto metals, polymers or tissues which are intended to protect the surface of medical devices against microbial contamination.

We believe our patent filings and patent position will facilitate growth and enhance our proprietary core competencies. We expect that additional patent applications will be filed and prosecuted as inventions are discovered, technological improvements and processes are developed and specific applications are identified. There can be no assurance that we will be able to obtain final approval of any patents.

Trademarks

We believe in the superiority of our technology and products.  As a result, we have invested in the development of the names of our products in order to drive consumer awareness and loyalty to the brand.  To protect this investment, we have registered, and continue to seek registration, of these trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks.  We currently own the following registered trademarks:  OsteoSponge®, OsteoWrap®, OsteoLock®, BacFast®, OsteoSelect®, Elutia®, QuickScrew®, hMatrix®, and BACTERINSE®.

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

Sales and Marketing

We sell our product in the United States through a hybrid distribution network including direct employees and independent distributors. As of February 2014, we have one Vice President of Sales and two executive vice-presidents to lead this effort, and we have 9 regional managers, 15 sales representatives, 3 distribution managers, 1 associate sales representative and 5 clinical specialists in the field.

Growth Strategy

In an effort to capitalize on our core markets, as well as new market opportunities, we have diversified our supply of donor tissue, expanded our production capabilities, developed our hybrid sales force and refined the message to our market.

We are pursuing a high-level, national effort to present our products as a value proposition to hospital chains and other purchasing organizations.  To this end, we have entered into agreements with Banner Hospitals, Dignity Health, Franciscan Health System, the Hospital for Special Surgery, William Beaumont Hospital, Catholic Healthcare West, Franciscan Alliance, McLaren Healthcare, Pinnacle Health Systems, Proliance Surgeons, Baptist Health South Florida, MedAssets, Novation, Premier, ROi, and Access Mediquip.  These agreements are paving the way for our sales representatives to call on additional physicians, as the hospital process has already been approved.

Competition

The orthopedic biomaterials market is comprised of a great number of players, each offering a multitude of products, and it is expected that several new products will emerge over the coming years. Competitors in the orthopedic biomaterials markets include: Medtronic, DePuy/Synthes, Arthrex, Smith & Nephew, Nuvasive,  OrthoFix, Biomet, MTF, Stryker, RTI Surgical, AlloSource, Lifenet Health, Integra, ConMed/Linvatec, Wright Medical, Exactech, KCI, Baxter and Alphatec.

Government Regulation

We are registered with the FDA as a manufacturer of human cellular and tissue products (HCT/Ps) as well as medical devices, and we are an accredited member of the American Association of Tissue Banks in good standing.  We meet all licensing requirements for the distribution of HCT/Ps in states with licensing requirements, including Florida, California, Louisiana, Maryland and New York.  Our industry is highly regulated and we cannot predict the impact of future regulations on either us or our customers.

Human Tissue

Human tissue products, which we sell through our biologics division, have been regulated by the FDA since 1993. In May 2005, three new comprehensive regulations went into effect that address manufacturing activities associated with HCT/Ps. The first requires that companies that produce and distribute HCT/Ps register with the FDA. The second provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third rule governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule. Together, they are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to recipients.  Several of our products including OsteoSponge® and OsteoWrap® are regulated as a HCT/P as determined by the Tissue Reference Group and regulated under Section 361 of the Public Health Service Act and 21 CFR Part 1271.

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

ISO Certification

In March 2010, we announced that we received certification from the International Organization for Standardization, or ISO, for fulfilling the requirements of ISO 13485:2003, and in February 2013 we announced that we also received ISO certification for our biologics division.  ISO 13485:2003 specifies requirements for a quality management system. To obtain ISO 13485:2003 certification, an organization must demonstrate its ability to provide medical devices that consistently meet applicable customer and regulatory requirements. The primary objective of ISO 13485:2003 is to facilitate harmonized medical device regulatory requirements for quality management systems.  All requirements of ISO 13485:2003 are specific to organizations providing medical devices, regardless of the type or size of the organization.  The certification assures our customers and partners of our commitment to quality, and in the quality of our innovative products and processes.  Additionally, we believe that our ISO 13485:2003 certification offers new markets and business opportunities for our products in the global marketplace.

Employees

As of February, 2014, we had 128 full-time employees and 131 total employees, of whom 43 were in operations, 38 were in sales, 5 were in marketing, 7 were in R&D, 15 were in QA/QC, and 23 were in administrative functions.  In addition, we make use of a varying number of outsourced services to manage normal business cycles.  None of our employees are covered by a collective bargaining agreement and management considers relations with employees and service partners to be good.

Facilities

We lease approximately 16,000 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana 59714.  This space includes six Class 100 (ISO 5) clean rooms, a fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory.  In addition, eight new clean rooms are under construction. We lease the building under a ten-year operating lease which runs through August 2023 and has a monthly lease payment of $13,000.  The lease also has a ten-year renewal option.

In November 2007, we purchased a 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana 59714.  This building is an FDA registered facility with a Class 10,000 (ISO 7) environmentally controlled area and currently houses our medical device coatings operations.  The validated manufacturing areas and laboratory facilities located in this facility provide processing and testing space to manufacture medical devices pursuant to FDA, GMP regulations, and ISO 13485:2003.  We expect this facility to meet all of our regulatory requirements for the manufacture of current and future Bacterin-label medical device products, including our surgical drains (Via TM and Elutia®), as well as production requirements for coated medical devices from our medical device partners.  The facility is registered with the FDA for device design, device manufacture, and contract manufacture, as well as for screening, testing, storing, and distributing biological tissues.

We also lease space at 732 Cruiser Lane, Belgrade, Montana 59714, where one Class 1,000 (ISO 6) clean room is located, and we lease office space in Englewood, Colorado, where certain of our administrative functions are housed.

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

Our debt agreements with ROS Acquisition Offshore LP (“ROS”) contain representations, warranties, fees, affirmative and negative covenants, including a minimum cash balance and minimum revenue amounts by quarter, and default provisions, which include departures in key management, if not remedied within 90 days. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, our lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If our lender accelerates the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the ROS facility, we pledged substantially all of our assets, including our intellectual property, to ROS. Our failure to comply with the covenants under the ROS facility could result in an event of default, the acceleration of our debt and the loss of our assets.

We are not currently profitable and we will need to raise additional funds in the future; however, additional funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the sales and marketing of our products. The sales and marketing expenses are anticipated to be funded from operating cash flow. There can be no assurance that we will have sufficient access to liquidity or cash flow to meet our operating expenses and other obligations. If we do not increase our revenue or reduce our expenses, we will need to raise additional capital, which would result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects.

We may not be able to raise capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. If adequate funds are not otherwise available, we would be forced to curtail operations significantly, including reducing our sales and marketing expenses which could negatively impact product sales and we could even be forced to cease operations, liquidate our assets and possibly even seek bankruptcy protection.

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

On May 13, 2013, we received a deficiency notice from the NYSE MKT exchange notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance. We will continue to be subject to periodic review by the NYSE MKT during the extension period and failure to make progress consistent with our Plan or to regain compliance by the end of the extension period could result in our delisting from the Exchange.

In order to regain compliance, we will either need to increase our market capitalization or shareholders’ equity. In order to increase our shareholder’s equity, we may need to raise substantial equity capital, which would be dilutive to existing shareholders and may require shareholder approval. We currently have less than 20,000,000 shares available for issuance on a fully diluted basis. To raise sufficient equity capital to achieve $6 million in shareholder equity, we may need to increase the number of authorized shares available for issuance, which requires shareholder approval. There can be no assurance that we will obtain any necessary shareholder approval or raise sufficient equity capital to regain compliance with the NYSE MKT continued listing standards.

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

We face risks and uncertainties relating to an OIG subpoena.

In February 2013, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) seeking documents in connection with an investigation into possible false or otherwise improper claims submitted to Medicare. The subpoena requested documents related to physician referral programs operated by the Company, which we believe refers to the Company’s prior practice of compensating physicians for performing certain educational and promotional services on behalf of the Company. This program was discontinued in 2010. We provided an initial response to the OIG subpoena and have not received any further correspondence or requests from the OIG. Although it does not appear that the OIG is actively pursuing the investigation at the present time, we cannot assure you that the OIG will not resume the investigation in the future. Any further investigation by the OIG could divert management’s attention from business demands and subject us to significant legal expenses.

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

Competition from former Chief Executive Officer

We believe our former Chief Executive Officer, Guy Cook, has acquired an ownership interest in a tissue bank that sells competitive products. Because our former CEO has in depth knowledge about our customers, employees, consultants, products, policies, practices and prospects, and is not bound by a non-compete agreement, we may be adversely affected by increased competition with that business.

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

Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenues, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, seasonality and general economic conditions.  There can be no assurance that the level of revenues achieved by us in any particular fiscal period will not be significantly lower than in other comparable fiscal periods.  Our expense levels are based, in part, on our expectations as to future revenues.  As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues.

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

Medical devices that incorporate coatings technology are subject to FDA regulation and compliance.  Generally, any medical device manufacturer that wishes to incorporate our coatings technology into its products will be responsible for obtaining FDA approval for the medical devices it intends to market though we will assist in the 510(k) filing submitted by licensees.  The FDA process can take several months to several years in the United States.  The time required to obtain approval for international sales may be longer or shorter, depending on the laws of the particular country.  There can be no assurance that our licensees will be able to obtain FDA or international approval on a timely basis.  The FDA may also require the more extensive Premarket Approval Application, or PMA, process for certain products, which requires an additional level of FDA scientific review to ensure the safety and effectiveness of such devices.  Approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product.  Changes in regulations or adoption of new regulations could also cause delays in obtaining product approval.  In addition, regulatory approval is subject to continuing compliance with regulatory standards, and product approval is subject to withdrawal if a licensee fails to comply with standards, or if an unforeseen event should occur concerning a product.  Significant delays in obtaining product approval could have a significantly detrimental impact on our business.

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

There can be no assurance that we will prevail in any claims we make to protect our intellectual property.

Future protection for our proprietary rights is uncertain which may impact our ability to successfully compete in our industry.

The degree of future protection for our proprietary rights is uncertain. We cannot ensure that:

☐	we were the first to make the inventions covered by each of our patent applications;

☐	we were the first to file patent applications for these inventions;

☐	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

☐	any of our pending patent applications will result in issued patents;

☐	any of our issued patents or those of our licensors will be valid and enforceable;

☐	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

☐	we will develop additional proprietary technologies that are patentable;

☐	the patents of others will not have a material adverse effect on our business rights; or

☐	the measures we rely on to protect the intellectual property underlying our products will be adequate to prevent third parties from using our technology, all of which could harm our ability to compete in the market.

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

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also have established an equity incentive plan for our management, consultants and employees. We expect to grant restricted stock and options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

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

We lease approximately 16,000 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana 59714.  This space includes six Class 100 (ISO 5) clean rooms, a fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory.  In addition, eight new clean rooms are under construction. We lease the building under a ten-year operating lease which runs through August 2023 and has a monthly lease payment of $13,000.  The lease also has a ten-year renewal option.

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

We also lease space at 732 Cruiser Lane, Belgrade, Montana 59714, where one Class 1,000 (ISO 6) clean room is located, and we lease office space in Englewood, Colorado, where certain of our administrative functions are housed.

Item 3.	Legal Proceedings

On March 17, 2014, a complaint was served on the Company in the following state court action in the District Court for the County of Arapahoe, State of Colorado: Robert Taggart v. Guy Cook, Bacterin International, Inc. a Nevada Corporation and Bacterin International Holdings, Inc., a Delaware corporation, Civil Action No. 14CV30401. The complaint involves claims under an employment agreement between plaintiff and the Company seeking commissions on Company sales, a commission on funds obtained by the Company as a result of a reverse merger and vesting of certain stock options. Plaintiff seeks damages in excess of $5 million. The Company believes this case lacks legal merit and intends to file counterclaims for plaintiff’s breach of his employment agreement and breach of his duty of loyalty to the Company, asserting the right to recover all compensation paid to Plaintiff during his employment as well as other damages.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From July 1, 2010 to March 4, 2011, our common stock was traded on the OTC Bulletin Board under the symbol BIHI.OB.  Beginning on March 7, 2011, our common stock began trading on the NYSE MKT under the symbol BONE.  The following table sets forth the range of the high and low prices for our common stock for each quarter, as reported by the NYSE MKT from January 1, 2012 through December 31, 2013.

	High	Low

First Quarter 2012 (January 1, 2012 – March 31, 2012)	$3.54	$2.08
Second Quarter 2012 (April 1, 2012 – June 30, 2012)	$2.61	$1.10
Third Quarter 2012 (July 1, 2012 – September 30, 2012)	$2.00	$1.28
Fourth Quarter 2012 (October 1, 2012 – December 31, 2012)	$1.61	$0.94
First Quarter 2013 (January 1, 2013 – March 31, 2013)	$1.48	$0.81
Second Quarter 2013 (April 1, 2013 – June 30, 2013)	$0.98	$0.45
Third Quarter 2013 (July 1, 2013 – September 30, 2013)	$0.80	$0.47
Fourth Quarter 2013 (October 1, 2013 – December 31, 2013)	$0.82	$0.37

Holders of Record

As of February 12, 2014, we had 254 holders of record.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,583,285	$1.81	1,006,648	(1)
Equity compensation plans not approved by security holders	2,000,000	$0.60	N/A
Total	7,583,285	$1.49	1,006,648

(1) In addition to options outstanding, the Company also has 643,500 shares of restricted stock that have been issued under the Plan to employees and consultants.

Bacterin International Equity Incentive Plan and Inducement Grant to our Chief Executive Officer

We have granted stock options, shares of common stock and restricted stock units under our Amended and Restated Bacterin International Equity Incentive Plan (the “Plan”), as well as one inducement grant of an option to purchase 2,000,000 shares of our common stock to our Chief Executive Officer granted outside of our Plan.  The following is a summary of the material terms of our Plan and the inducement grant to our Chief Executive Officer.

The purpose of the Bacterin International Equity Incentive Plan is to enable us to attract, retain and motivate key employees, directors and independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The plan is administered by the compensation committee of our board of directors.  The administrator of the plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant are reflected in a written stock option agreement.

There are 9,000,000 shares of our common stock authorized to be issued under the Plan.  As of December 31, 2013, we had outstanding options to purchase 5,583,285 shares and 643,500 shares of restricted stock issued, to directors, executives, employees and consultants, leaving approximately 1,006,648 shares available for issuance thereunder.

The inducement grant to our Chief Executive Officer was approved by the Compensation Committee of our Board of Directors and granted outside of the Plan as an inducement material to entering into employment with the Company pursuant to Section 711(a) of the NYSE MKT Company Guide. The inducement grant consists of a stock option to purchase up to 2,000,000 shares of the Company's common stock, with a per share exercise price of $0.60, which was the closing price of the Company’s common stock on the August 14, 2013 grant date. The option vests over five years, with 20% of the underlying shares vesting after one year and the remaining eighty percent (80%) vesting in forty-seven (47) equal monthly installments as to 33,334 underlying shares, beginning September 15, 2014, and one final installment as to 33,302 underlying shares.

Recent Sales of Unregistered (and Registered) Securities

On November 25, 2013, we issued 1,500,000 shares of our common stock to Royalty Opportunities S.A. R.L. as consideration for a Waiver and Fifth Amendment to our credit facility with ROS Acquisition Offshore LP (“ROS”) whereby ROS (i) waived our failure to achieve the revenue required by Section 8.4.1 of the Credit Agreement for the quarter ended September 30, 2013, and (ii) agreed to reduce our future revenue requirements.

The issuance was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. We did not receive any proceeds in this transaction.

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

Comparison of Twelve Months Ended December 31, 2013 and December 31, 2012

	Twelve Months Ended December 31,
	2013		2012
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Tissue sales	$32,563,933	98.46%	$32,414,026	98.28%
Royalties and other	509,481	1.54%	565,873	1.72%
Total Revenue	33,073,414	100.00%	32,979,899	100.00%

Cost of sales	14,185,719	42.89%	10,337,303	31.34%

Gross Profit	18,887,695	57.11%	22,642,596	68.66%

Operating Expenses
General and administrative	10,777,020	32.34%	11,135,058	33.76%
Sales and marketing	16,017,229	48.47%	15,617,416	47.35%
Depreciation and amortization	377,524	1.14%	406,888	1.23%
Impairment of Goodwill	728,618	2.20%	-	0.00%
Non-cash consulting expense	(5,117)	-0.02%	427,787	1.30%
Total Operating Expenses	27,895,274	84.15%	27,587,149	83.65%

Loss from Operations	(9,007,579)	-27.04%	(4,944,553)	-14.99%

Other Income (Expense)
Interest expense	(4,653,232)	-14.07%	(1,864,901)	-5.65%
Change in warrant derivative liability	875,041	3.06%	1,360,160	4.12%
Other income (expense)	92,645	0.28%	(2,264,528)	-6.87%

Total Other Income (Expense)	(3,685,546)	-10.73%	(2,769,269)	-8.40%

Net Loss Before Benefit (Provision) for Income Taxes	(12,693,125)	-37.77%	(7,713,822)	-23.39%

Benefit (Provision) for Income Taxes
Current	-	0.00%	-	0.00%
Deferred	-	0.00%	-	0.00%

Net Income (Loss)	$(12,693,125)	-37.77%	$(7,713,822)	-23.39%

Revenue

Total revenue for the year ended December 31, 2013 increased slightly to $33,073,414 compared to $32,979,899 in the prior year. The increase of $93,515 was largely the result of increased sales generated from our direct sales force and independent distributors compared to 2012. Since 2009, we have been transitioning from a 100% distributor based sales model to a hybrid model which includes sales from our direct sales force as well as independent distributors which has increased the market penetration of our products.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 37.2% or $3,848,416 to $14,185,719 for the year ended December 31, 2013 from $10,337,303 for the year ended December 31, 2012. As a percentage of tissue sales, cost of tissue sales was 42.9% of revenues for 2013 compared to 31.3% in 2012. The increase is the result of changes in product mix, one time adjustments for aged and expiring inventory, and scrap resulting from process improvements for the hMatrix product line. Excluding the adjustments for aged and expiring inventory and the scrap related to process improvements, cost of tissue sales was 36.2% of revenues in 2013.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 1%, or $308,125, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 3%, or $358,038, to $10,777,020, for the year ended December 31, 2013 compared to 2012.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 3%, or $399,813, to $16,017,229 for the twelve months ended December 31, 2013 from $15,617,416 for the prior year. As a percentage of revenue, selling and marketing expenses increased slightly to 48.5% in 2013 from 47.4% in the prior year.  The Company is in the process of dramatically reorganizing the sales function with the goal of increasing the efficiency and productivity of the sales force.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 7% to $377,524 for the year ended December 31, 2013 from $406,888 in 2012.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $432,904 to negative $5,117 for the year ended December 31, 2013 from $427,787 in the prior year, a decrease of 101%. The decrease is due to the lower closing price of the Company’s common stock during 2013 which also resulted in previously accrued non-cash consulting expense to be revised downward.

Interest Expense

Interest expense is from our promissory notes and debt instruments. Interest expense for 2013 increased $2,788,331 to $4,653,232 as compared to $1,864,901 in 2012. The increase was the result a higher average debt balance in 2013 and the higher interest rate related to the 2012 debt financing with ROS Acquisition Offshore LP.

Change in Warrant Derivative Liability

For 2013, the Company recorded a gain from a decrease in its non cash warrant derivative liability of $875,041 which was primarily driven by the decrease in the closing price of the Company’s common stock at December 31, 2013 compared to December 31, 2012 which was partially offset by the issuance of additional derivative warrants in 2013. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2013 equity financing which contain anti dilution adjustment provisions and are accounted for as derivative instruments with any changes in fair value is recognized in the consolidated statement of operations during the period of change.

Write-off of Debt Related Expenses and Other Expense

Other Income for 2013 was $92,565 as compared to an expense of $2,264,528 in 2012. For 2012, the Company recorded a non-cash charge of approximately $706,000 of debt discounts and loan origination fees written off in addition to approximately $944,000 of prepayment penalties related to the term financing with MidCap and Silicon Valley Bank that was prepaid in connection with the new 2012 term loan financing with ROS Acquisition Offshore LP. In addition, 2012 also included the amortization of the higher prepaid and loan origination fees from the 2012 ROS Acquisition Offshore LP financing as well as approximately $342,000 for warrants issued for services.

After reviewing the full year product line sales associated with the goodwill asset and the fact that the sales were not meeting original projections, management engaged an independent third party to review the asset for impairment in accordance with and pursuant to ASC 350 and ASC 360-10. The implied fair value of the goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, as determined under ASC 805. The independent third party concluded that the goodwill asset was in fact impaired and should be written down fully to $0 indicating a goodwill impairment amount of $728,618.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit line and other debt transactions. In March 2014, we received an additional $4 million in term loan debt from ROS Acquisition Offshore LP. In June 2013, the Company closed on a $4.5 million equity financing with existing and new investors. In August 2012, we closed on a $20 million term loan transaction with ROS Acquisition Offshore LP. The proceeds of the term loan transaction were used to pay off the previous loans with MidCap Financial LLC and Silicon Valley Bank of approximately $9.3 million with the remainder adding to our working capital. At December 31, 2013, we had $7,840,174 of cash and cash equivalents and accounts receivables.

Net cash used in operating activities for 2013 was $5,620,924, primarily related to funds required to finance the Company’s operations. For 2012, net cash used in operating activities was $10,792,332. The decrease in net cash used in operations between 2013 and 2012 is primarily the result of decreases, net of reserve adjustments in the Company’s inventory and accounts receivable balances between the two periods.

Net cash provided by investment activities for 2013 was $35,318 due to the purchase of property and equipment and increases in intangible assets offset by an impairment of goodwill charge of $728,618 recorded in the fourth quarter of 2013.

Net cash provided by financing activities was $3,705,880 for 2013 primarily due to proceeds from the sale of equity securities which is net of financing fees and warrants issued in conjunction with the equity securities and partially offset by payments and debt and capital lease obligations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our December 31, 2013 cash on hand and accounts receivable balance of $7,840,174, net proceeds from the additional $4,000,000 of term loan debt received from ROS Acquisition Offshore LP in March 2014 and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through March 31, 2015. We incurred approximately $16 million in sales and marketing expenses in 2013 and expect to incur $17 million in 2014 based upon our current sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bacterin International Holdings, Inc.

Belgrade, Montana

We have audited the accompanying consolidated balance sheets of Bacterin International Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacterin International Holdings, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 27, 2014

Denver, Colorado

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Balance Sheets as of December 31, 2013 and 2012

	As of
	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$3,046,340	$4,926,066
Trade accounts receivable, net of allowance for doubtful accounts of $1,309,859 and $1,576,955, respectively	4,793,834	7,154,065
Inventories, net	10,753,600	13,141,421
Prepaid and other current assets	574,910	353,271
Total current assets	19,168,684	25,574,823

Non-current Assets:
Non-current inventories	2,119,952	1,238,225
Property and equipment, net	5,180,556	5,234,867
Intangible assets, net	586,965	592,378
Goodwill	-	728,618
Other assets	1,821,471	1,126,643

Total Assets	$28,877,628	$34,495,554

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,767,639	$3,997,789
Accounts payable - related party	647,844	418,922
Accrued liabilities	3,585,037	2,400,090
Warrant derivative liability	1,594,628	984,356
Current portion of capital lease obligations	171,926	149,729
Current portion of royalty liability	836,750	698,408
Current portion of long-term debt	47,727	45,135
Total current liabilities	9,651,551	8,694,429

Long-term Liabilities:
Capital lease obligation, less current portion	73,777	245,703
Long term royalty liability, less current portion	6,609,232	6,839,935
Long-term debt, less current portion	16,385,245	14,483,102
Total Liabilities	32,719,805	30,263,169

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 53,432,820 shares issued and outstanding as of December 31, 2013 and 42,877,770 shares issued and outstanding as of December 31, 2012	53	43
Additional paid-in capital	56,516,443	51,897,890
Accumulated deficit	(60,358,673)	(47,665,548)
Total Stockholders’ Equity	(3,842,177)	4,232,385

Total Liabilities & Stockholders’ Equity	$28,877,628	$34,495,554

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

	Twelve Months Ended December 31,
	2013	2012
Revenue
Tissue sales	$32,563,933	$32,414,026
Royalties and other	509,481	565,873
Total Revenue	33,073,414	32,979,899

Cost of sales	14,185,719	10,337,303

Gross Profit	18,887,695	22,642,596

Operating Expenses
General and administrative	10,777,020	11,135,058
Sales and marketing	16,017,229	15,617,416
Depreciation and amortization	377,524	406,888
Impairment of goodwill	728,618	-
Non-cash consulting expense	(5,117)	427,787
Total Operating Expenses	27,895,274	27,587,149

Loss from Operations	(9,007,579)	(4,944,553)

Other Income (Expense)
Interest expense	(4,653,232)	(1,864,901)
Change in warrant derivative liability	875,041	1,360,160
Write-off of debt related costs	-	(705,885)
Other income (expense)	92,645	(1,558,643)

Total Other Income (Expense)	(3,685,546)	(2,769,269)

Net Loss Before (Provision) Benefit for Income Taxes	(12,693,125)	(7,713,822)

(Provision) Benefit for Income Taxes
Current	-	-
Deferred	-	-

Net Loss	$(12,693,125)	$(7,713,822)

Net loss per share:

Basic	$(0.27)	$(0.18)
Dilutive	$(0.27)	$(0.18)

Shares used in the computation:
Basic	47,530,072	42,445,386
Dilutive	47,530,072	42,445,386

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2013, and 2012

					Total
	Common Stock		Additional	Retained	Shareholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity (deficit)

Balance at December 31, 2011	40,841,218	$40	$45,452,732	$(39,951,726)	$5,501,046

Stock-based compensation	394,668	1	1,956,054	-	1,956,055
Exercise of options	39,375	-	46,003	-	46,003
Exercise of warrants	129,972	-	-	-	-
Issuance of warrants	-	-	563,357	-	563,357
Private placement	1,472,537	2	3,879,744	-	3,879,746
Net loss	-	-	-	(7,713,822)	(7,713,822)

Balance at December 31, 2012	42,877,770	$43	$51,897,890	$(47,665,548)	$4,232,385

Stock-based compensation	316,276	-	996,300	-	996,300
Exercise of options	230,000	-	27,575	-	27,575
Net proceeds from the issuance of stock	8,508,774	9	4,449,992	-	4,450,001
Issuance of warrants in conjunction with the issuance of stock	-	-	(1,485,313)	-	(1,485,313)
Issuance of stock to ROS in exchange for debt waiver	1,500,000	1	629,999	-	630,000
Net loss	-	-	-	(12,693,125)	(12,693,125)

Balance at December 31, 2013	53,432,820	$53	$56,516,443	$(60,358,673)	$(3,842,177)

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	Twelve Months Ended December 31,
	2013	2012
Operating activities:
Net loss	$(12,693,125)	$(7,713,822)
Noncash adjustments:
Depreciation and amortization	753,522	782,889
Amortization of debt discount	1,251,125	502,044
Write-off of debt discount	-	705,885
Non-cash consulting expense/stock option expense	838,847	1,554,657
Warrants issued for services	-	342,485
Non-cash interest	633,398	196,823
Provision for losses on accounts receivable and inventory	2,320,955	636,704
Loss on disposal of assets	(500)	7,902
Change in derivative warrant liability	(875,041)	(1,360,160)
Reduction of contingent liability	(91,740)	(358,426)
Changes in operating assets and liabilities:
Accounts receivable	797,680	(414,860)
Inventories	747,691	(5,271,950)
Prepaid and other current assets	263,352	(1,049,458)
Accounts payable	(1,001,228)	1,249,255
Accrued liabilities	1,434,140	(602,300)
Net cash used in operating activities	(5,620,924)	(10,792,332)

Investing activities:
Purchases of property and equipment	(623,045)	(1,825,614)
Impairment of goodwill	728,618	-
Intangible asset additions	(70,255)	(11,163)
Net cash provided by (used in) investing activities	35,318	(1,836,777)

Financing activities:
Proceeds from the issuance of long-term debt	-	22,741,719
Payments on long-term debt	(621,967)	(9,784,482)
Payments on capital leases	(149,729)	(78,925)
Proceeds from issuance of stock	4,450,001	3,879,749
Proceeds from exercise of options	27,575	46,003
Net cash provided by financing activities	3,705,880	16,804,064

Net change in cash and cash equivalents	(1,879,726)	4,174,955

Cash and cash equivalents at beginning of period	4,926,066	751,111
Cash and cash equivalents at end of period	$3,046,340	$4,926,066

See notes to audited consolidated financial statements.

Notes to Consolidated Financial Statements

(1)           Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Bacterin International, Inc., a Nevada corporation, (collectively, the “Company” or “Bacterin”). All intercompany balances and transactions have been eliminated in consolidation. Bacterin’s biologics division develops, manufactures and markets biologics products to domestic and international markets.  Bacterin’s proprietary methods are used in human allografts to create scaffolds and promote bone and soft tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, and promotion of skull healing following neurosurgery and regeneration in knee and other joint surgeries.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 98% and 97% of sales were in the United States for 2013 and 2012, respectively. One customer accounted for approximately 4% and 5% of the Company’s revenue for 2013 and 2012, respectively.  One customer represented 5% and 22% of net accounts receivable at December 31, 2013 and 2012, respectively. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at December 31, 2013.

Revenue by geographical region is as follows:

	Year ended December 31,
	2013	2012
United States	$32,488,822	$31,947,757
Rest of World	584,592	1,032,142
	$33,073,414	$32,979,899

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

After reviewing the full year product line sales associated with the goodwill asset and the fact that the sales were not meeting original projections, management engaged an independent third party to review the asset for impairment in accordance with and pursuant to ASC 350 and ASC 360-10. The implied fair value of the goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, as determined under ASC 805. The independent third party concluded that the goodwill asset was in fact impaired and should be written down fully to $0 indicating a goodwill impairment amount of $728,618.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 “Accounting for Derivative Instruments and Hedging Activities”. The only derivative instruments presented in the accompanying consolidated financial statements relates to warrants issued in connection with certain equity and debt financings. The Company has not designated its warrant derivative liability as a hedging instrument as described in ASC 815 and any changes in the fair market value of the warrant derivative liability is recognized in the consolidated statement of operations during the period of change. See Note 9, “Warrants” below.

Intangible Assets

Intangible assets with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets include trademarks, customer lists and patents and include costs to acquire and protect Company patents. Intangible assets are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives of five years for customer lists and 15 years for all other intangible assets. The costs of patent filings and trademarks that have not been approved by regulatory authorities are not subject to amortization until such time that the filings are approved.  During the period when a filing is denied or abandoned, all related costs are expensed.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for 2013 and 2012.

Non-Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are measured at fair value at each reporting date, recognized ratably over the vesting period and are recorded in non-cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $47,000 and $51,000 were expensed for the years ended December 31, 2013 and 2012, respectively.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new technologies and processes for tissue and coatings, are expensed as incurred and included in General and administrative expenses.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for deferred taxes as prescribed under FASB ASC 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet during the years ended December 31, 2013 and 2012. See Note 11, “Income Taxes” below.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded during the years ended December 31, 2013 or 2012.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2013 and 2012 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

Dilutive earnings per share are not reported as their effects of including 18,461,493 and 12,838,799 outstanding stock options and warrants for the twelve months ended December 31, 2013 and 2012, respectively are anti-dilutive.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the twelve months ended December 31, 2013 and 2012, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of December 31, 2013 and December 31, 2012 that are measured at fair value on a recurring basis:

Accrued stock compensation

	As of December 31, 2013	As of December 31, 2012
Level 1	$211,212	$218,850
Level 2	-	-
Level 3	-	-

The valuation technique used to measure fair value of the accrued stock compensation is based on quoted stock market prices.

Warrant derivative liability

	As of December 31, 2013	As of December 31, 2012
Level 1	$-	$-
Level 2	-	-
Level 3	1,594,628	984,356

Acquisition contingent consideration liability

	As of December 31, 2013	As of December 31, 2012
Level 1	$-	$-
Level 2	-	-
Level 3	-	91,740

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

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ending December 31, 2012:

Warrant derivative liability

Balance at January 1, 2013	$984,356
New Issuance in 2013	1,485,313
Gain recognized in earnings	(875,041)
Balance at December 31, 2013	$1,594,628

Acquisition contingent consideration liability

Balance at January 1, 2013	$91,740
Gain recognized in earnings	(91,740)
Balance at December 31, 2013	$-

During the year ended December 31, 2013, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

(2) Equity

On June 10, 2013, the Company issued approximately 8.51 million shares of common stock to new and existing investors at a price per share of $0.57, which represented a 10% discount to the closing price on June 4, 2013. For each common share purchased in the offering, investors received a warrant providing the right to purchase 0.5 shares of Bacterin common stock at an exercise price of $0.72, a 15% premium to the June 4, 2013 closing price. The warrants will be exercisable for seven years beginning 6 months from the date of issuance. The transaction resulted in net proceeds to the Company of approximately $4.45 million, after deducting approximately $400,000 of placement agent’s fees and offering expenses. Proceeds from the transaction were used to fund the Company's operations and working capital requirements.

On November 14, 2013, the Company received a waiver from ROS for failure to achieve $10.5 million of revenue in the third quarter of 2013. In exchange for the waiver and reduction of future quarterly minimum revenue thresholds, the Company issued 1,500,000 shares of restricted stock to an affiliate of ROS on November 25, 2013.

On May 27, 2011, we entered into a Purchase Agreement and Registration Rights Agreement with Lincoln Park Capital Fund, LLC (“LPC”) whereby LPC agreed to purchase up to $31 million of our common stock from time to time pursuant to the terms of the Purchase Agreement and we agreed to register the shares purchased by LPC. During the first quarter of 2012, we issued 1,472,537 shares of our common stock to LPC for net proceeds of $3,879,749. We used the proceeds for working capital and general corporate purposes. The Purchase Agreement allowed us to terminate the Purchase Agreement for any reason or for no reason with one business day's notice to LPC. On May 3, 2012, we terminated the LPC Purchase Agreement.

(3)           Inventories

Inventories consist of the following:

	December 31,
	2013	2012
Current inventories
Raw materials	$2,710,091	$1,919,250
Work in process	3,333,672	4,991,032
Finished goods	5,775,813	7,350,332
	11,819,576	14,260,614
Reserve for obsolescence	(1,065,976)	(1,119,193)
Current inventories, total	10,753,600	13,141,421
Non-current inventories
Finished goods	3,341,411	1,238,225
Reserve for obsolescence	(1,221,459)	-
Non-current inventories, total	2,119,952	1,238,225
Total inventories	$12,873,552	$14,379,646

(4)           Property and Equipment, Net

Property and equipment, net are as follows:

	December 31,
	2013	2012
Buildings	$1,653,263	$1,653,263
Equipment	5,768,478	5,172,523
Computer equipment	312,650	312,650
Computer software	395,146	392,206
Furniture and fixtures	170,118	170,118
Leasehold improvements	1,808,461	1,793,756
Vehicles	41,099	78,306
Total cost	10,149,215	9,572,822
Less: accumulated depreciation	(4,968,659)	(4,337,955)
	$5,180,556	$5,234,867

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of December 31, 2013, the Company has recorded $549,604 gross assets in Equipment, and $159,722 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for 2013 and 2012 was $244,398 and $287,811, respectively.  Depreciation expense related to property and equipment, including property under capital lease for 2013 and 2012 was $677,856 and $707,971, respectively.

(5)           Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	December 31, 2013	December 31, 2012
Intellectual Property
Gross carrying value	$891,034	$820,778
Accumulated amortization	(304,069)	(228,400)
Net carrying value	$586,965	$592,378

Aggregate amortization expense:	$75,668	$74,918

Estimated amortization expense:

2014	$75,668	$74,918
2015	75,668	74,918
2016	75,668	74,918
2017	75,668	74,918
2018	75,668	74,918
Thereafter	208,625	217,788
Total	$586,965	$592,378

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2013	2012
Acquisition contingent liability	$-	$91,740
Accrued stock compensation	211,212	218,850
Wages/commissions payable	1,728,576	1,013,909
Other accrued expenses	1,645,249	1,075,591
	$3,585,037	$2,400,090

During 2013, management reviewed and adjusted the assumptions associated with the contingent liability which resulted in a reduction of the contingent liability to $0 as of December 31, 2013.

(7)          Long-term Debt

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

On August 24, 2012, the Company entered into a Credit Agreement with ROS, whereby ROS agreed to provide an initial $20 million term loan. The Credit Agreement also provided for an additional $5 million upon achievement of certain revenue objectives prior to December 31, 2013, which were not achieved. On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement which allowed us to borrow an additional $4 million in exchange for 1,500,000 shares of our common stock. The loan carries an interest rate of LIBOR plus 12.13%, subject to a LIBOR floor rate of 1.0%. Bacterin also entered into an agreement to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000 for ten years. Upon the occurrence of a defined event of default, ROS has the option to require the Company to purchase from ROS all of its rights to the remaining royalty payments that will become due in accordance with the royalty agreement (the “ROS Put Option”). The ROS Put Option meets the definition of an embedded derivative instrument in accordance with ASC 815. The Company used a Monte Carlo simulation model to determine the fair value of the embedded derivative and concluded it had an immaterial value at December 31, 2013 and 2012. As such, the Company has not recorded a derivative liability related to the ROS Put Option and has not recognized any change in the fair value of this derivative liability in the consolidated financial statements because the impact is immaterial. Management will reassess the fair value of the embedded derivative instrument at each reporting period and record if and when it becomes material to the consolidated financial statements. Bacterin has the right to repurchase the loan and royalty interest at amounts to be determined based on the date of repurchase, less the amount of prior principal, interest and royalty payments The repurchase amounts, following the additional $4 million we borrowed on March 6, 2014 and before deducting the amount of prior principal, interest and royalty payments, are as follows: (a) $37,500,000 if we exercise the repurchase option before August 24, 2014; (b) $40,000,000 if we exercise the repurchase option between August 24, 2014 and August 24, 2015; (c) $45,000,000 if we exercise the repurchase option between August 24, 2015 and August 24, 2016; (d) $52,500,000 if we exercise the repurchase option between August 24, 2016 and August 24, 2017; and (e) $56,250,000 if we exercise the repurchase option after August 24, 2017. We will also have to pay fees, currently in the amount of 3.5% of the aggregate principal amount of the loan, as a result of waivers and modifications we have received in connection with the financial covenants in the Credit Agreement. The loan is secured by substantially all of our assets. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of $7,341,520. The debt discount will be amortized to interest expense over the seven year term of the loan using the effective interest method. The royalty liability will be accreted to $13.8 million through interest expense over the ten year term of the royalty agreement using the effective interest method. Payments made under the royalty agreement, per the table below, will directly reduce the royalty liability. The following table provides an approximation of the repurchase price based on revenue equal to the minimum revenue required pursuant to the financial covenants in our Credit Agreement and four years of interest only payments with principal and interest amortized over years five through seven. Any modification in the payment schedule or in actual revenue achieved would change the Net Buyout Amount in the table below. The estimated amounts in the table below do not include fees payable on the aggregate principal amount of the loan pursuant to waivers and modifications to the Credit Agreement. The table below is for illustration purposes only and there can be no assurance that we will achieve the minimum revenue required by the financial covenants or that we will timely make all required payments.

Calculation of ROS Buyout	Repurchase	Interest/Principal	Estimated Royalty on Minimum	Estimated Total Cumulative	Net Buyout Amount
	Price	Payments	Revenue	Payments

Before August 24, 2014	$37,500,000	$2,878,667	$542,500	$6,718,167	$30,781,833

Between August 24, 2014 and August 24, 2015	$40,000,000	$3,151,200	$638,750	$10,508,117	$29,491,883

Between August 24, 2015 and August 24, 2016	$45,000,000	$3,151,200	$665,000	$14,324,317	$30,675,683

Between August 24, 2016 and August 24, 2017	$52,500,000	$9,721,896	$665,000	$24,711,213	$27,788,787

After August 24, 2017	$56,250,000	$9,721,896	$665,000	$35,098,109	$21,151,891

Other non-operating expense in 2012 consisted of a non cash charge of approximately $706,000 of debt discounts and loan origination fees written off in addition to approximately $944,000 of prepayment penalties related to the term financing with MidCap and Silicon Valley Bank that was prepaid in connection with the new 2012 term loan financing with ROS.

 The Company received net proceeds of approximately $10 million following repayment of the existing term loan and accounts receivable credit facility with MidCap Financial, including prepayment penalties. The Company used the net proceeds for working capital and general corporate purposes.

In 2013, we entered into a number of waivers and amendments to our credit facility with ROS, including amendments that increased the amount payable to ROS. These waivers and amendments are summarized below.

On May 16, 2013, we entered into an amendment to our Credit Agreement with ROS, whereby ROS agreed to reduce our minimum liquidity requirement from $1,500,000 to $750,000 until September 30, 2013. In exchange, we agreed to pay a fee in the amount of 1.5% of the aggregate amount of any principal payment, prepayment or repayment.

On August 12, 2013, we entered into a Waiver and Second Amendment to our Credit Agreement with ROS whereby we granted ROS Board observer rights in exchange for a waiver of our failure to replace our former Chief Executive Officer within 90 days of his resignation.

On August 12, 2013, we also entered into a Waiver and Third Amendment to our Credit Agreement with ROS whereby we agreed to pay an additional fee in the amount of 2% (in addition to our prior fee of 1.5%, for a total of 3.5%) of the aggregate amount of any principal payment, prepayment or repayment in exchange for a waiver of our failure to achieve the minimum revenue required in the second quarter of 2013.

On August 30, 2013, we entered into a Fourth Amendment to our Credit Agreement with ROS to revise the Board observer rights we granted to ROS.

On November 14, 2013, we entered into a Waiver and Fifth Amendment to our Credit Agreement with ROS whereby we agreed to issue 1.5 million shares of common stock to an affiliate of ROS in exchange for a waiver of our failure to achieve the minimum required revenue for the third quarter of 2013 and a reduction of future quarterly minimum revenue thresholds.

On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4 million under the existing terms of our Credit Agreement with ROS and agreed to issue 1.5 million shares to an affiliate of ROS.

Long-term debt consists of the following:

	December 31, 2013	December 31, 2012
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$20,000,000	$20,000,000
Adjustment fee payable to ROS Acquisition Offshore August 2019	700,000	-
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,375,030	1,421,420
	22,075,030	21,421,420

Less: Current portion	(47,727)	(45,135)
Debt discount	(5,642,058)	(6,893,183)
Long-term debt	$16,385,245	$14,483,102

The following is a summary of maturities due on the debt as of December 31, 2013:

2014	$47,727
2015	50,671
2016	1,778,797
2017	6,957,114
2018	6,960,637
Thereafter	6,280,084
Total	$22,075,030

The following is a summary of estimated future royalty payments as of December 31, 2013:

2014	$836,750
2015	1,000,750
2016	1,229,250
2017	1,360,250
2018	1,462,750
Thereafter	7,951,250
Total	$13,841,000

(8)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 9 million shares are authorized under the Plan and at December 31, 2013, we had approximately 1,006,648 shares available for issuance. Shares issued under the Plan may be authorized, but unissued, or reacquired shares.

Stock compensation expense recognized in the statement of operations for the years ended December 31, 2013 and 2012 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

☐	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a weighted-average rate of 1.16% for year ended December 31, 2013.

☐	Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the simplified method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used a weighted-average expected term of 6.2 years for the year ended December 31, 2013.

☐	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a weighted-average volatility rate of 66% for the year ended December 31, 2013.

☐	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% as of December 31, 2013 and 2012.

Activity under the Plan was as follows:

	2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	5,266,535	$2.02	$1.03	4,828,910	$2.14	$1.01
Granted	3,331,250	0.63	0.53	1,716,250	1.79	1.03
Exercised	(230,000)	0.10	0.06	(39,375)	0.87	0.37
Cancelled or expired	(784,500)	1.76	0.89	(1,239,250)	2.17	0.39
Outstanding at December 31	7,583,285	$1.49	$0.86	5,266,535	$2.02	$1.03
Exercisable at December 31	2,642,718	$2.10	$1.03	2,565,301	$1.83	$0.80

The total intrinsic value of options exercised in 2013 was $109,000. The aggregate intrinsic value of options outstanding as of December 31, 2013 is $72,666. The aggregate intrinsic value of exercisable options as of December 31, 2013 is $72,666. As of December 31, 2013, there were 4,940,567 unvested options with a weighted average fair value at the grant date of $0.77 per option. As of December 31, 2013, there is no compensation related to nonvested awards not yet recognized.

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

Total share based compensation for employees and consultants was $975,905 and $1,554,657 for the years ending December 31, 2013 and 2012, respectively.

The following table summarizes restricted stock award activity during the year ended December 31, 2013:

Shares
Outstanding at Jan. 1, 2013	733,900
Cancelled	(278,676)
Vested	(146,724)
Outstanding at December 31, 2013	308,500

The restricted stock awards generally vest over three to five year periods. The Company recognized non cash consulting expense of a negative $5,117 and a positive $427,787 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the total expense related to nonvested restricted stock awards not yet recognized is $101,362 and is expected to be recognized over three years.

(9)           Warrants

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

The following table summarizes our warrant activities for the period ended December 31, 2013:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2012	6,967,529	$2.22
Issued	598,886	1.66

Exercised	(244,748)	1.58
Outstanding at December 31, 2012	7,321,667	2.20
Issued	4,352,215	0.72
Expired	(795,674)	2.00
Exercised	-	-
Outstanding at December 31, 2013	10,878,208	$1.62

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The warrants issued in the second quarter of 2013 resulted in the issuance of 4,254,387 warrants and a warrant derivative liability of $1,485,313. There was an additional 143,700 warrants in the first quarter of 2012 as a result of the LPC share issuance triggering the anti-dilution clause in the original warrant agreement and an additional 97,828 related to the second quarter of 2013 equity financing. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $875,041 resulting from the change in the fair value of the warrant derivative liability for 2013. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stockequivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Year ended
	December 31,
	2013	2012
Value of underlying common stock (per share)	$0.50	$1.25
Risk free interest rate	0.89%	0.24%
Expected term	5.56 years	3.83 years
Dividend yield	0	0
Volatility	65%	72%

The following table summarizes our activities related to number of warrants used in the derivative liability for the period ended December 31, 2013 and 2012:

	2013	2012
Balance at January 1	1,649,707	1,506,007
Derivative warrants issued	4,352,215	143,700
Derivative warrants exercised	-	-
Balance at December 31	6,001,922	1,649,707

(10)           Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2019 and 2023. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of December 31, 2013, under these leases, are as follows:

2014	$269,400
2015	269,400
2016	269,400
2017	269,400
2018	269,400
Thereafter	727,864
Total	$2,074,864

Rent expense was approximately $283,000 and $298,000 for the years ended December 31, 2013 and 2012, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Indemnification

Our arrangements generally include limited warranties and certain provisions for indemnifying customers against liabilities if our products or services infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such warranties or indemnifications and have not accrued any liabilities related to such obligations in the accompanying financial statements.

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request.

Pending and Threatened Litigation

On March 17, 2014, a complaint was served on the Company in the following state court action in the District Court for the County of Arapahoe, State of Colorado: Robert Taggart v. Guy Cook, Bacterin International, Inc. a Nevada Corporation and Bacterin International Holdings, Inc., a Delaware corporation, Civil Action No. 14CV30401. The complaint involves claims under an employment agreement between plaintiff and the Company seeking commissions on Company sales, a commission on funds obtained by the Company as a result of a reverse merger and vesting of certain stock options. Plaintiff seeks damages in excess of $5 million. The Company believes this case lacks legal merit and intends to file counterclaims for plaintiff’s breach of his employment agreement and breach of his duty of loyalty to the Company, asserting the right to recover all compensation paid to Plaintiff during his employment as well as other damages.

Lacuna Hedge Fund LLLP (“Lacuna”) has asserted various claims against our former CEO, Guy Cook, in connection with financing Lacuna provided to Holgan, LLC, a former stocking distributor. Holgan failed to fully pay for the products it received from Bacterin and defaulted under its credit agreement with Lacuna. We are currently in settlement negotiations with Lacuna regarding this matter, and we are also negotiating with Holgan on its unpaid obligation, which we wrote off in 2013.

NYSE MKT Deficiency Notice

On May 13, 2013, we received a deficiency notice from the NYSE MKT exchange notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance. We will continue to be subject to periodic review by the NYSE MKT during the extension period and failure to make progress consistent with our Plan or to regain compliance by the end of the extension period could result in our delisting from the Exchange.

(11)           Income Taxes

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of income (loss) before provision for income taxes consist of the following:

	Year Ended December 31,
	2013	2012

United States	$(12,693,125)	$(7,713,822)

	$(12,693,125)	$(7,713,822)

The components of the income tax provision are as follows:

Year Ended December 31,
	2013	2012

Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

	$-	$-

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% to income tax expense is as follows:

	Year Ended December 31,
	2013	2012
Statutory Federal tax rate	$(4,442,594)	$(2,699,838)
Valuation allowance	4,112,338	2,789,646
State income taxes, net of Federal benefit	(528,034)	(443,236)
Change in state income tax rate	574,964	823,665
Change in Warrant Derivative Liability	(342,666)	(554,211)
Stock issued in exchange for debt waiver	581,649	-
Nondeductible meals & entertainment expense	44,343	83,974

	$-	$-

Deferred tax components are as follows:

	At December 31,
	2013	2012

Deferred tax assets:
Current deferred tax assets
Accrued liability for vacation	$85,599	$75,442
Bad debt reserve	512,941	642,546
Charitable contributions carryforward	19,746	19,686
Inventory reserve	895,760	456,026
Restricted stock compensation	82,640	94,212
Total current deferred tax assets	1,596,686	1,287,912
Valuation Allowance	(1,596,686)	(1,287,912)

Net current deferred tax assets	-	-

Noncurrent deferred tax assets
Net operating loss carryovers	14,863,919	11,963,305
Stock warrants	134,117	139,549
Stock option compensation	1,307,998	1,023,192
Debt discount and waiver amortization	455,916	-
Goodwill amortization	90,868	-
Depreciation	97,492	-
Amortization	25,797	-
Total noncurrent deferred tax assets	16,976,107	13,126,046
Valuation allowance	(16,976,107)	(13,172,543)

Net noncurrent deferred tax assets	-	(46,497)

Deferred tax liabilities:
Goodwill Amortization	-	(11,346)
Depreciation	-	31,055
Amortization	-	26,788

Total deferred tax liabilities	-	46,497

Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $4,112,338 and $2,789,646 in 2013 and 2012, respectively.

At December 31, 2013 and 2012, the Company had total domestic Federal and state net operating loss carryovers of approximately $37,956,891 and $29,360,685, respectively. Federal net operating loss carryovers expire at various dates between 2025 and 2033, while state net operating loss carryovers expire between 2025 and 2033.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2013 or 2012.

The 2010 through 2012 tax years remain open to examination by the Internal Revenue Service and the 2008 to 2012 tax years remain open to the Montana Department of Revenue and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the years ended December 31, 2013 and 2012. There were no material changes to uncertain tax positions for the years ended December 31, 2013 and 2012.

(12) Employee Benefit Plans

The Company has a 401(k) retirement plan.  Qualified employees may defer their salary and the deferrals are matched up to 2%.  The plan covers substantially all full-time employees.  Under the terms of the plan, participants may contribute up to the lower of $16,500 of their salary or the statutorily prescribed limit to the plan.  Employees are eligible after six months of employment and may enroll twice a year in January and July.

(13) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Year ended
	December 31,
	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,681,459	$1,873,155
Income taxes	$-	$-
Non-cash activities:
Non-cash consulting expense	$(5,117)	$401,395
Settlement of SeaArk accounts receivable	$1,829,647	$-
Inventory received in SeaArk settlement	$409,838	$-
Write-off of SeaArk allowance for doubtful accounts	$1,419,809	$-
Warrants issued with debt	$-	$220,872
Capital lease acquisition	$-	$350,986
Issuance of warrants	$1,485,313	$220,872
Increase in long term debt, ROS adjustment fee	$700,000	$-
Issuance of common stock, ROS adjustment fee	$630,000	$-
Debt discount related to financing	$-	$7,341,520
Royalty liability related to financing	$-	$7,341,520

(14) Related Party Transactions

Guy Cook was our President, Chief Executive Officer and Chairman of our Board of Directors until April 5, 2013, when he resigned. Mr. Cook has advised us that he is currently an owner and executive officer of Lattice Biologics, Inc., a competitor of ours that was formerly known as International Biologics, LLC. International Biologics, LLC was a former customer of Bacterin and is indebted to us in the amount of approximately $32,974, which we are currently attempting to collect.

Mr. Cook assisted unrelated parties in the initial capitalization of Holgan, LLC, a former stocking distributor that purchased a bulk shipment of products from Bacterin at a discount in 2012 (“Holgan”). Holgan subsequently obtained financing from Lacuna Hedge Fund LLLP (“Lacuna”), which is a significant Bacterin shareholder. Holgan failed to fully pay for the products it acquired from Bacterin and defaulted under its credit agreement with Lacuna. The parties are currently in settlement negotiations and we understand that Mr. Cook’s new company Lattice may be purchasing substantially all of the Bacterin products held by Holgan, with the proceeds to be paid to Lacuna. We are continuing to negotiate with Lacuna on possible settlement arrangements and with Holgan on its unpaid obligation, which we wrote off in 2013.

 Mr. Cook’s spouse was employed by Bacterin as the Director of Human Resources until April 9, 2013. Mr. Cook, together with his adult children, owned and operated Silver Forest Fund, LP (“Silver Forest”), a former distributor of Bacterin products. We terminated the contractual relationship with Silver Forest on October 24, 2013. In 2012, Silver Forest purchased Bacterin products from an unaffiliated former distributor and subsequently exchanged some of those products for different Bacterin products of equivalent value. Other than product exchanges and payment of amounts owed by the non-affiliated distributor, there were no other direct transactions between Bacterin and Silver Forest. In 2012, Mr. Cook pledged 1,850,000 shares of Bacterin stock as collateral for loans made for the benefit of Silver Forest.

Mr. Cook remains our largest stockholder with beneficial ownership of approximately 19.4% of our outstanding capital according to Amendment No. 4 to his Schedule 13D filed on February 25, 2014 with the Securities and Exchange Commission (the “Schedule 13D”). In the Schedule 13D, Mr. Cook indicated that he believed Bacterin would be better able to realize its full value as a private entity, and that he planned to engage legal and financial advisors to assist him in evaluating alternatives for taking Bacterin private. To date, Mr. Cook has not made any formal offer to our Board of Directors.

Mr. Cook also formerly served as a board member of West Coast Tissue Services (“WCTS”) and American Donor Services (“ADS”). Mr. Cook did not receive any compensation for his board service from either entity. Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a director, also serve on the board of ADS, and Mr. Godfrey also serves as secretary and treasurer for ADS. Mr. Godfrey receives $5,000 per year for his service to ADS. Mr. Holmes does not receive any compensation for serving on the board of ADS. ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS was $840,100 for 2013 and $525,900 for 2012, and the approximate aggregate amount of all transactions with ADS was $2,055,523 for 2013 and $1,472,949 for 2012. These relationships have benefited us, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success.

 Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

(15) Subsequent Events

On March 6, 2014, we borrowed an additional $4 million from ROS under the same terms that the Company received in its original August 2012 financing with ROS. As additional consideration for the loan, we issued 1.5 million shares of our common stock to an affiliate of ROS.

Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of December 31, 2013.  Based upon that evaluation, we concluded that as of December 31, 2013, our disclosure controls and procedures were adequate.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was adequate as of December 31, 2013.

Item 9B.	Other Information

None

  PART III

Item 10 Directors and Executive Officers of the Registrant

Executive Officers and Directors

The names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position

Daniel Goldberger	55	Director, Chief Executive Officer and President

Kent Swanson	69	Chairman of the Board

Mitchell Godfrey	68	Director

Michael Lopach	65	Director

Jon Wickwire	70	Director

John Deedrick	51	Director

John Gandolfo	53	Chief Financial Officer

Darrel Holmes	60	Chief Operating Officer

Nicholas Navarro	34	Vice President of Sales

Gregory Juda	38	Chief Scientific Officer

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows.

Daniel Goldberger, Director, Chief Executive Officer and President, has more than 25 years of experience as a leader of both publicly traded and privately held medical technology companies, with a proven track record of building revenue and profits through the introduction of market changing product innovations. He was most recently CEO and a director of Sound Surgical Technologies from April 2007 through its merger with Solta Medical (Nasdaq SLTM) in February 2013. Previously, he was President/CEO and a director of Xcorporeal (Amex XCR) an innovator in portable dialysis and Glucon (private) a developer of glucose measurement technology and several other successful enterprises. Mr. Goldberger is a named inventor on more than 60 US patents. He holds a BS in Mechanical Engineering from the Massachusetts Institute of Technology and an MS in Mechanical Engineering from Stanford University.

Kent Swanson, Chairman of the Board, was with Accenture for over 32 years, retiring from the firm in 2001 as a Senior Partner.  He held global leadership and management positions in a wide range of industries and geographies.  From 2001 to 2008, he was the Board Chair of ALN Medical Management; providing outsourced services for clinic-based physician practices.  Also from 2001 to 2008, he was Board Chair for Boys Hope Girls Hope of Colorado, a charitable organization providing a home and scholarship education for disadvantaged children with significant capabilities and promise.  From 2002 to 2009, he was a Board member, Audit Committee member and Compensation Committee Chair for MPC Computers.  Mr. Swanson graduated with distinction from the University of Minnesota earning an M.S. in Business and received an M.B.A. from the University of Chicago in 1969.

Mitchell Godfrey, Director, has been involved over the past 25 years in a number of private enterprises, including consulting for and participation in firms in the manufacturing, medical devices, nuclear, service and animal health industries.  Mr. Godfrey graduated from the University of Utah in 1968 with Bachelor of Science degrees in psychology and mathematics. He served as a Lieutenant in the U.S. Navy for a period of four years in the 1960s.  Upon his return from overseas duty, he served as a director of the Utah Vietnam Agent Orange Program. He currently is the Chairman of the Montana based Crow Creek Falls Conservation Group and has been actively involved in many other organizations.  Mr. Godfrey joined us in October 2003 as our Chief Financial Officer until December 2007, when his primary responsibility was changed to investor relations.  Mr. Godfrey currently serves as a consultant to the Company and is also on the Board of Directors of American Donor Services, one of our recovery partners.

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

John Gandolfo, Chief Financial Officer, joined Bacterin as its interim Chief Financial Officer on a part-time basis, effective June 4, 2010, and filled this position full time commencing on July 6, 2010.  Mr. Gandolfo also served as Interim Co-Chief Executive Officer from April 5, 2013 to August 14, 2013, and as a Director from July 9, 2013 to August 14, 2013. Mr. Gandolfo has 25 years of experience as chief financial officer of rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas.  Mr. Gandolfo has had direct responsibility over capital raising, including four public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career.  Prior to joining Bacterin, Mr. Gandolfo served as the Chief Financial Officer for Progenitor Cell Therapy LLC, a leading manufacturer of stem cell therapies. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer for Power Medical Interventions, Inc., a publicly held developer and manufacturer of computerized surgical stapling and cutter systems, from January 2007 to January 2009.  Prior to joining PMI, Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies, Inc., a publicly held supplier of needle-free drug delivery systems to the pharmaceutical and biotechnology industries, from September 2001 to May 2006, and served on the Bioject’s Board of Directors from September 2006 through May 2007. Prior to joining Bioject, Mr. Gandolfo was the Chief Financial Officer of Capital Access Network, Inc., a privately held specialty finance company, from 2000 through September 2001, and Xceed, Inc., a publicly held Internet consulting firm, from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc., a publicly held, cancer-focused healthcare information company. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc., a publicly held manager of diagnostic imaging centers throughout the United States.  A graduate of Rutgers University, Mr. Gandolfo is a certified public accountant (inactive status) who began his professional career at Price Waterhouse.

Darrel Holmes, Chief Operating Officer, Mr. Holmes has over 25 years of experience in the medical device, biologics, and diagnostic industries. He previously served as Operations Executive for American Qualex, HYCOR Biomedical and Stratagene, and as Executive Vice President and COO of Big Spring Water Company. Since joining Bacterin International, Inc. in 2003, Mr. Holmes has assumed responsibilities for all aspects of medical device and biologic product design and development, process scale-up, and production, and Mr. Holmes also served as Interim Co-Chief Executive Officer from April 5, 2013 to August 14, 2013.  Mr. Holmes has worked with numerous regulatory agencies at the federal, state, and local level and coordinates Bacterin’s ISO 13485 compliance and environmental health and safety programs.  He oversees Bacterin’s operations and production, facility management, engineering and information technology (IT) to produce Bacterin’s medical devices and biologic products, and to accommodate business growth.  He directs the design, purchase, validation and implementation of capital assets and facility expansions for the company, and is responsible for strategic planning as well as the development and administration of division-level budgets. Currently, Mr. Holmes serves as the Tissue Bank Director and on Bacterin’s Medical Advisory Committee, as a member of Montana State University’s Employer Advisory Board, as a Scientific Advisory Board Member for Montana Molecular in Bozeman, Montana, and as member of the Board of Directors of American Donor Services. Mr. Holmes graduated from California State University at Long Beach with a degree in Biological Science.

Nicholas Navarro, National Sales Manager, has ten years of sales and management experience in the orthopedic industry. As the Vice President of Sales, Mr. Navarro is responsible for managing Bacterin’s hybrid distribution force by supporting product sales for all Bacterin divisions. Prior to being promoted to this position in February 2012, Mr. Navarro served in various roles at Bacterin, starting as a Direct Representative, advancing to a Regional Sales Manager, and relocating to headquarters to serve as Vice President of Devices. Mr. Navarro’s previous experience includes sales roles with Johnson and Johnson, specializing in wound and infection management, and at Wright Medical as a Foot and Ankle Hardware Specialist. Mr. Navarro has a Psychology degree from the University of Iowa and a minor in Business. Mr. Navarro also contributes time and efforts to support Miracle Feet, which helps to correct club feet in developing countries.

Gregory Juda, Chief Scientific Officer, joined Bacterin in 2005 and has played an integral role in the growth of Bacterin’s orthobiologics business.  During his time with the company, Dr. Juda has been responsible for guiding the development, commercialization, and marketing of three revolutionary, life-enhancing allograft products; Bacterin's OsteoSponge® allograft family, OsteoSelect® Demineralized Bone Matrix Putty, and hMatrix® Acellular Dermal Matrix. Dr. Juda is an expert in the design, manufacturing, regulation, and marketing of biologics and biologic based medical devices.  He was responsible for directing equipment, facility, and process validation efforts for Bacterin’s state-of-the-art allograft tissue processing facility.  These efforts included the design and validation of programs for tissue processing and decontamination, facility cleaning and monitoring, and sterilization of finished product.  Currently, Dr. Juda directs research and development efforts for Bacterin’s orthobiologic product lines and serves as the primary source of technical expertise for Bacterin’s direct and indirect sales initiatives.  Dr. Juda received a Bachelor of Science in Biochemistry from Virginia Polytechnic Institute and State University and a Doctorate of Philosophy in Biochemistry from Montana State University-Bozeman.

Scientific Advisory Board

Our Scientific Advisory Board assists us with issues relating to our coating and biologic technologies.  As our needs evolve, members with required areas of interest and expertise are added. Members of our Scientific Advisory Board are compensated in cash or shares of common stock under our equity incentive plan.

Board Composition and Terms of Office

The composition of our board of directors, audit committee, compensation committee, and nominations and governance committee, is subject to the corporate governance provisions of the NYSE MKT, including rules relating to the independence of directors.  A majority of our board members and all of our board committee members are independent directors.  All directors hold office for staggered three year terms and until the election and qualification of their successors.  Officers are elected by, and serve at the discretion of, the board of directors.

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

Compensation Committee

The primary purposes of the Compensation Committee are to determine or recommend the compensation of our CEO and other executive officers, and to oversee our Equity Incentive Plan. Our Compensation Committee currently consists of John Deedrick, Kent Swanson and Michael Lopach, each of whom is an independent director. Mr. Deedrick serves as the Chairman of the Compensation Committee.

Nominations and Corporate Governance Committee

The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Wickwire, Swanson and Deedrick, each of whom is an independent director of our company under NYSE MKT listing standards as well as under rules adopted by the SEC pursuant to Sarbanes-Oxley. Mr. Wickwire serves as the Chairman of the Nominations and Corporate Governance Committee.

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

Except as described in Item 13 below and in Note 10 to our financial statements, none of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act of 1934 to file various reports with the SEC.

To the Company’s knowledge, based solely on our review of the Section 16 reports furnished to us in 2012, we believe all reports required pursuant to Section 16(a) were filed on a timely basis except for the following: Daniel Goldberger filed a Form 4 one day late due to a delay in receipt of trade confirmations.

Code of Ethics

We have adopted a Code of Conduct and a Code of Ethics for our CEO and Senior Financial Officers, both of which are posted on our website at www.bacterin.com .  The contents of our website are not incorporated by reference into this annual report on Form 10-K.

Procedures for Shareholder Recommendation of Nominees to the Board of Directors

The procedures by which shareholders may recommend nominees to the Board of Directors are contained in our Bylaws.

Item 11.           Executive Compensation

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years indicated, by its Chief Executive Officer and two most highly-compensated named executive officers other than the Chief Executive Officer. The Company had two Chief Executive Officers and two Interim Co-Chief Executive Officers during 2013.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards (1)	Compensation	Earnings	Compensation		Total
Daniel Goldberger	2013	143,077	-	-	1,098,055	-	-	-		1,241,132
Chief Executive Officer
From August 14, 2013 to present

Guy S. Cook	2013	$156,065	$46,960	$-	$-	$-	$-	$-		$203,025
Chief Executive Officer	2012	500,000	100,000	-	138,180	-	-	-		738,180
Until April 5, 2013

John Gandolfo	2013	321,462	100,800	68,340	34,745	-	-	-		525,347
Chief Financial Officer	2012	299,947	50,000	-	96,726	-	-	-		446,673
Interim Co-Chief Executive Officer from April 5 2013 to August 14, 2013

Darrel Holmes	2013	254,615	84,000	68,340	34,745					441,700
Chief Operating Officer	2012	199,231	50,000		197,467
Interim Co-Chief Executive Officer from April 5 2013 to August 14, 2013

Nick Navarro	2013	240,000	70,500	22,780	34,745					368,025
National Sales Manager	2012	233,077			261,005			13,344	(2)	507,426

Gregory Juda	2013	200,000	71,128	22,780	34,745					328,653
Chief Scientific Officer	2012	179,807			110,482					290,289

(1)	Key assumptions used to estimate the grant date fair value of restricted stock and option awards are contained in Note 8 to the financial statements in Item 8 of this Annual Report on Form 10-K.

(2)	Commission

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

Bacterin International Equity Incentive Plan and Inducement Grant to our Chief Executive Officer

The following is a summary of the material terms of the Bacterin International Equity Incentive Plan (the “Plan”):

The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The Plan is administered by our compensation committee.  The administrator of the Plan has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the Plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.

There are 9,000,000 shares of our common stock authorized to be issued under the Plan.  As of December 31, 2013, we had outstanding options to purchase 5,583,285 shares and 643,500 shares of restricted stock issued, to directors, executives, employees and consultants, leaving approximately 1,006,648 shares available for issuance thereunder.

We also granted stock options to our Chief Executive Officer outside of our Plan as an inducement material to entering into employment with the company pursuant to Section 711(a) of the NYSE MKT Company Guide. The inducement grant to our Chief Executive Officer was approved by the Compensation Committee of our Board of Directors. The inducement grant consists of a stock option to purchase up to 2,000,000 shares of the Company's common stock, with a per share exercise price of $0.60, which was the closing price of the Company’s common stock on the August 14, 2013 grant date. The option vests over five years, with 20% of the underlying shares vesting after one year and the remaining eighty percent (80%) vesting in forty-seven (47) equal monthly installments as to 33,334 underlying shares, beginning September 15, 2014, and one final installment as to 33,302 underlying shares.

Except for the Equity Incentive Plan and the inducement grant to our Chief Executive Officer discussed above, we do not have any other stock option plans or other similar incentive compensation plans for officers, directors and employees.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2013)

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of shares or units of stock that	Market value of shares or units of stock that have
Name	Exercisable	Options	Price	Date	have not vested	not vested
Daniel Goldberger	-	2,000,000	$0.60	8/14/23
Guy Cook	-	-	$-	-
John Gandolfo	150,000	100,000	$1.60	6/3/20	100,500	50,250
	14,000	56,000	$2.36	3/27/22
		70,000	$0.68	5/24/23
Darrel Holmes	30,000		$1.34	10/9/16	100,500	50,250
	18,287		$1.50	12/29/18
	11,712		$1.50	12/29/18
	15,000		$1.50	12/29/18
	15,000		$1.50	12/29/18
	15,000		$1.50	12/29/18
	14,000	56,000	$2.36	3/27/22
	33,000	67,000	$1.65	9/6/22
		70,000	$0.68	5/24/23
Nick Navarro	36,000	24,000	$1.60	4/1/20	33,500	16,750
	24,000	36,000	$2.36	3/27/22
	80,000	120,000	$1.48	5/8/22
		70,000	$0.68	5/24/23
Gregory Juda	2,500		$1.34	8/22/15	33,500	16,750
	3,750		$1.34	2/8/17
	14,999		$1.34	8/21/17
	25,000		$6.90	11/17/20
	24,000	96,000	$1.47	5/8/22
		70,000	$0.68	5/24/23

Potential Payments Upon Termination or Change-in-Control

Both our Chief Executive Officer and our Chief Financial Officer have employment agreements that provide for payment of twelve months base salary if they are terminated in connection with a change in control.

Retirement Plans

The Company has a 401(k) plan available to all full-time employees following a six month probationary period. The Company matches up to 2% of employee contributions at the end of the year.

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mitch Godfrey (3)	$-	$-	$41,500	$-	$-	$95,000	$136,500
Kent Swanson	$50,000	$-	$41,500	$-	$-	$-	$91,500
Michael Lopach	$50,000	$-	$41,500	$-	$-	$-	$91,500
Jon Wickwire	$50,000	$-	$41,500	$-	$-	$-	$91,500
John Deedrick	$50,000	$-	$41,500	$-	$-	$-	$91,500

(1)	Our independent Board members receive an annual retainer of $40,000 per year, and our Committee Chairs receive an additional $10,000 per year. Beginning in 2014, our independent Board Chair will receive an additional $20,000 per year.

(2)	Key assumptions used to estimate the grant date fair value of option awards are contained in Note 8 to the financial statements in Item 8 of this Annual Report on Form 10-K.

(3)	Mitchell Godfrey serves as a consultant to the Company and all compensation paid to Mr. Godfrey was in payment for his services as a consultant. Mr. Godfrey does not receive any director fees for his service as a director.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013, by (a) each of our directors and executive officers, (b) all of our directors and executive officers as a group, and (c) each person who is known by us to beneficially own 5% or more of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)

Directors and Named Executive Officers(1):
Daniel Goldberger	100,100		*
Kent Swanson	676,509	(4)	1.3%
Mitchell Godfrey	1,112,133	(5)	2.1%
Michael Lopach	181,185	(6)	*
Jon Wickwire	503,764	(7)	0.9%
John Deedrick	50,000	(8)	*
John P. Gandolfo	177,920	(9)	*
Darrel Holmes	152,332	(10)	*
Nick Navarro	170,000	(11)	*
Gregory Juda	90,249	(12)	*
All executive officers and directors as a group (10 persons)	3,214,192		6.0%

Five Percent Shareholders:
Guy S. Cook	10,305,441	(13)	19.3%
246 Painted Hills Rd.
Bozeman, MT 59714

Rawleigh Hazen Ralls, IV	3,100,550	(14)	5.8%
c/o Lacuna, LLC
1100 Spruce Street, Suite 202
Boulder, Colorado 80302

OrbiMed Advisors LLC	4,131,579	(15)	7.8%
601 Lexington Ave., 54th Floor
New York, NY 10022

Perkins Capital Management, Inc.	3,316,273	(16)	6.2%
730 East Lake Street
Wayzata, MN 55391

*	Less than 1% of outstanding shares of common stock.

(1)	The address for directors and named executive officers is c/o Bacterin International, Inc., 664 Cruiser Lane, Belgrade Montana 59714.

(2)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after December 31, 2013, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)	The calculation in this column is based upon 53,338,658 shares of common stock outstanding on December 31, 2013. The shares of common stock underlying warrants and stock options are deemed outstanding for purposes of computing the percentage of the person holding them, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)	Includes (a) 350,000 shares of our common stock held directly, (b) 200,000 shares held by a family limited partnership, (c) warrants to purchase 66,509 shares of our common stock, and (d) options to purchase 60,000 shares of our common stock.

(5)	Includes (a) 711,467 shares of our common stock, (b) 250,666 shares of common stock owned by Mr. Godfrey’s spouse, and (c) vested options to purchase 150,000 shares of our common stock.

(6)	Includes (a) 16,949 shares of our common stock held directly, (b) 33,898 shares held by a 401(k) plan, (c) warrants to purchase 20,338 shares, and (d) options to purchase 110,000 shares.

(7)	Includes (a) 105,509 shares of our common stock, (b) 257,630 shares of common stock held by trusts, (c) warrants to purchase 30,625 shares of common stock, and (d) options to purchase 110,000 shares of our common stock.

(8)	Includes vested options to purchase 50,000 shares of our common stock.

(9)	Includes (a) 9,943 shares of our common stock held by an IRA, (b) warrants to purchase 3,977 shares of our common stock, and (c) vested options to purchase 164,000 shares of our common stock.

(10)	Includes vested options to purchase 152,332 shares of our common stock.

(11)	Includes vested options to purchase 170,000 shares of our common stock.

(12)	Includes (a) 20,000 shares of our common stock, and (b) vested options to purchase 70,249 shares of our common stock.

(13)	Includes (a) 4,871,029 shares of our common stock held directly, (b) 5,300,000 shares of our common stock held by trusts for the benefit of Mr. Cook’s children, and (c) warrants to purchase 134,412 shares of our common stock.

(14)	Based on Schedule 13G filed with the SEC on February 14, 2014. Includes 1,990,550 shares held indirectly by a fund for which Mr. Ralls may be deemed to have shared power to vote and dispose of the shares, and 110,000 shares held indirectly by Mr. Ralls’ spouse. Mr. Ralls disclaims beneficial ownership of shares held indirectly, except to the extent of his pecuniary interest therein.

(15)	Based on Schedule 13G filed with the SEC on February 13, 2014. Includes 3,254,386 shares of our common stock and warrants to purchase 877,193 shares of our common stock held by an entity managed by OrbiMed Advisors LLC.

(16)	Based on Schedule 13G filed with the SEC on February 7, 2014. Includes 2,965,393 shares of our common stock and warrants to purchase 350,880 shares of our common stock.

Economic Ownership; Stock Ownership Guidelines

                 Because the table above is limited to shares that are owned or which the person has the right to acquire within 60 days, it does not present a complete view of the economic exposure our directors and executive officers have to the Company’s common stock. Excluded from the table above are unvested stock options and unvested warrants which will become vested more than 60 days from December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Guy Cook was our President, Chief Executive Officer and Chairman of our Board of Directors until April 5, 2013, when he resigned. Mr. Cook has advised us that he is currently an owner and executive officer of Lattice Biologics, Inc., a competitor of ours that was formerly known as International Biologics, LLC. International Biologics, LLC was a former customer of Bacterin and is indebteded to us in the amount of approximately $32,974, which we are currently attempting to collect.

Mr. Cook assisted unrelated parties in the initial capitalization of Holgan, LLC, a former stocking distributor that purchased a bulk shipment of products from Bacterin at a discount in 2012 (“Holgan”). Holgan subsequently obtained financing from Lacuna Hedge Fund LLLP (“Lacuna”), which is a significant Bacterin shareholder. Holgan failed to fully pay for the products it acquired from Bacterin and defaulted under its credit agreement with Lacuna. The parties are currently in settlement negotiations and we understand that Mr. Cook’s new company Lattice may be purchasing substantially all of the Bacterin products still held by Holgan, with the proceeds to be paid to Lacuna. We are continuing to negotiate with Lacuna on possible settlement arrangements and with Holgan on its unpaid obligation, which we wrote off in 2013.

 Mr. Cook’s spouse was employed by Bacterin as the Director of Human Resources until April 9, 2013. Mr. Cook, together with his adult children, owned and operated Silver Forest Fund, LP (“Silver Forest”), a former distributor of Bacterin products. We terminated the contractual relationship with Silver Forest on October 24, 2013. In 2012, Silver Forest purchased Bacterin products from an unaffiliated former distributor and subsequently exchanged some of those products for different Bacterin products of equivalent value. Other than product exchanges and payment of amounts owed by the non-affiliated distributor, there were no other direct transactions between Bacterin and Silver Forest. In 2012, Mr. Cook pledged 1,850,000 shares of Bacterin stock as collateral for loans made for the benefit of Silver Forest.

Mr. Cook remains our largest stockholder with beneficial ownership of approximately 19.4% of our outstanding capital according to Amendment No. 4 to his Schedule 13D filed on February 25, 2014 with the Securities and Exchange Commission (the “Schedule 13D”). In the Schedule 13D, Mr. Cook indicated that he believed Bacterin would be better able to realize its full value as a private entity, and that he planned to engage legal and financial advisors to assist him in evaluating alternatives for taking Bacterin private. To date, Mr. Cook has not made any formal offer to our Board of Directors.

Mr. Cook also formerly served as a board member of West Coast Tissue Services (“WCTS”) and American Donor Services (“ADS”). Mr. Cook did not receive any compensation for his board service from either entity. Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a director, also serve on the board of ADS, and Mr. Godfrey also serves as secretary and treasurer for ADS. Mr. Godfrey receives $5,000 per year for his service to ADS. Mr. Holmes does not receive any compensation for serving on the board of ADS. ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS was $840,100 for 2013 and $525,900 for 2012, and the approximate aggregate amount of all transactions with ADS was $2,055,523 for 2013 and $1,472,949 for 2012. These relationships have benefited us, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success.

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

Item 14.           Principal Accountant Fees and Services

EKS&H LLLP (“EKS&H”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2013 and December 31, 2012. The following table presents the aggregate fees billed for professional services rendered by EKS&H for the years ended December 31, 2013 and December 31, 2012.

	2013	2012
Audit fees	$138,500	$85,000
Audit-related fees	$11,073	$39,500
Tax fees	$-	$-
All other fees	$-	$5,288

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

BACTERIN INTERNATIONAL HOLDINGS, INC .

By:	/s/ Daniel Goldberger
Name:	Daniel Goldberger
Title:	Chief Executive Officer
Date:	March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2014.

Signature	Title

/s/ Daniel Goldberger	Chief Executive Officer, President and Director (Principal Executive Officer)
Daniel Goldberger

/s/ John Gandolfo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
John Gandolfo

/s/ Kent Swanson	Director
Kent Swanson

/s/ Mitchell Godfrey	Director
Mitchell Godfrey

/s/ Michael Lopach	Director
Michael Lopach

/s/ Jon Wickwire	Director
Jon Wickwire

/s/ John Deedrick	Director
John Deedrick

Exhibit Index

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2010, by and among K-Kitz, Inc., KB Merger Sub, Inc. and Bacterin International, Inc. (1)
3.1	Restated Certificate of Incorporation (5)
3.2	Amended and Restated Bylaws (3)
4.1	Form of Warrant to Purchase Common Stock (1)(17)
4.2	Form of Common Stock Certificate (6)
10.1	Form of Indemnification Agreement for the officers and directors (2)
10.2	Amended and Restated Bacterin International Equity Incentive Plan (7)
10.3	Form of Stock Option Agreement (14) •
10.4	Daniel Goldberger Employment Agreement (8) •
10.5	Daniel Goldberger Stock Option Agreement (9) •
10.6	Daniel Goldberger Indemnification Agreement (10)
10.7	John Gandolfo Employment Agreement (2) •
10.8	Nicholas Navarro Employment Agreement (11) •
10.9	Darrel Holmes Employment Agreement (2) •
10.10	Greg Juda Employment Agreement (14) •
10.11	Mitchell Godfrey Consulting Agreement (11) •
10.12	Credit Agreement dated August 24, 2012 by and between Bacterin and ROS Acquisition Offshore LP (12)
10.13	First Amendment to Credit Agreement dated May 16, 2013 by and between Bacterin and ROS Acquisition Offshore LP(15)
10.14	Waiver and Second Amendment to Credit Agreement dated August 12, 2013 by and between Bacterin and ROS Acquisition Offshore LP(16)
10.15	Waiver and Third Amendment to Credit Agreement dated August 12, 2013 by and between Bacterin and ROS Acquisition Offshore LP(16)
10.16	Fourth Amendment to Credit Agreement dated August 30, 2013 by and between Bacterin and ROS Acquisition Offshore LP(17)
10.17	Waiver and Fifth Amendment to Credit Agreement dated August 12, 2013 by and between Bacterin and ROS Acquisition Offshore LP(10)
10.18	Sixth Amendment to Credit Agreement dated March 6, 2014 by and between Bacterin and ROS Acquisition Offshore LP(18)
10.19	Royalty Agreement dated August 24, 2012 by and between Bacterin and ROS Acquisition Offshore LP (12)
10.20	First Amendment to Royalty Agreement dated August 12, 2013 by and between Bacterin and ROS Acquisition Offshore LP(16)
10.21	Form of Securities Purchase Agreement(13)
10.22	Form of Registration Rights Agreement(13)
14.1	Code of Conduct (4)
14.2	Code of Ethics for the CEO and Senior Financial Officials (4)
21.1	Subsidiaries of the Registrant (2)
23.1*	Consent of Independent Accounting Firm, EKS&H LLLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

•	Compensation Agreement
*	Filed herewith
**	Furnished herewith

XBRL (eXtensible Business Reporting Language) information is furnished and not filed as part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

(1)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the SEC on June 30, 2010.

(2)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the SEC on July 7, 2010.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 11, 2013.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 21, 2011.

(5)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on November 14, 2011.

(6)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement filed with the SEC on July 11, 2011.

(7)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed with the SEC on June 8, 2011.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 15, 2013.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 19, 2013.

(10)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on November 14, 2013.

(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on March 29, 2012.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 28, 2012.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 5, 2013.

(14)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on May 4, 2012.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 22, 2013.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 13, 2013.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2013.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 10, 2014.

