Form 10-Q
period 2014-03-31
Bacterin International Holdings, Inc.
filed 2014-05-12
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34951

BACTERIN INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5313323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 CRUISER LANE

BELGRADE, MONTANA 59714

(Address of principal executive offices) (Zip code)

(406) 388-0480(Registrant’s telephone number, including area code)

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

Yes ☐   No ☑

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 6, 2014: 54,975,576

BACTERIN INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

¨	our ability to obtain financing on reasonable terms;

¨	our ability to increase revenue;

¨	our ability to remain listed on the NYSE MKT exchange;

¨	our ability to comply with the covenants in our credit facility;

¨	our ability to maintain sufficient liquidity to fund our operations;

¨	our ability to obtain shareholder approval to increase our authorized shares of common stock;

¨	the ability of our sales force to achieve expected results;

¨	our ability to remain competitive;

¨	government regulations;

¨	our ability to expand our production capacity;

¨	our ability to innovate and develop new products;

¨	our ability to obtain donor cadavers for our products;

¨	our ability to engage and retain qualified technical personnel and members of our management team;

¨	government and third-party coverage and reimbursement for our products;

¨	our ability to obtain regulatory approvals;

¨	our ability to successfully integrate future business combinations or acquisitions;

¨	product liability claims and other litigation to which we may be subjected;

¨	product recalls and defects;

¨	timing and results of clinical studies;

¨	our ability to obtain and protect our intellectual property and proprietary rights;

¨	infringement and ownership of intellectual property;

¨	influence by our management; and

¨	our ability to issue preferred stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,768,622	$3,046,340
Trade accounts receivable, net of allowance for doubtful accounts of $1,411,409 and $1,309,859, respectively	5,528,865	4,793,834
Inventories, net	10,498,707	10,753,600
Prepaid and other current assets	981,535	574,910
Total current assets	21,777,729	19,168,684

Non-current inventories	2,069,710	2,119,952
Property and equipment, net	5,013,774	5,180,556
Intangible assets, net	616,746	586,965
Other assets	1,755,535	1,821,471

Total Assets	$31,233,494	$28,877,628

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$4,249,574	$2,767,639
Accounts payable - related party	610,514	647,844
Accrued liabilities	2,539,483	3,585,037
Warrant derivative liability	3,080,357	1,594,628
Current portion of capital lease obligations	170,241	171,926
Current portion of royalty liability	853,000	836,750
Current portion of long-term debt	48,447	47,727
Total current liabilities	11,551,616	9,651,551

Long-term Liabilities:
Capital lease obligation, less current portion	34,686	73,777
Long term royalty liability, less current portion	6,575,814	6,609,232
Long-term debt, less current portion	19,636,587	16,385,245
Total Liabilities	37,798,703	32,719,805

Commitments and Contingencies
Stockholders' (Deficit) Equity
Preferred stock, $.000001 par value; 5,000,000 shares authorized; no shares issued and Outstanding	-	-
Common stock, $.000001 par value; 95,000,000 shares authorized; 54,982,120 shares issued and outstanding as of March 31, 2014 and 53,432,820 shares issued and outstanding as of December 31, 2013	55	53
Additional paid-in capital	57,933,665	56,516,443
Accumulated deficit	(64,498,929)	(60,358,673)
Total Stockholders’ (Deficit) Equity	(6,565,209)	(3,842,177)

Total Liabilities & Stockholders’ (Deficit) Equity	$31,233,494	$28,877,628

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue
Tissue sales	$8,751,345	$8,523,348
Royalties and other	161,625	95,459
Total Revenue	8,912,970	8,618,807

Cost of tissue and medical devices sales	3,410,705	3,120,686

Gross Profit	5,502,265	5,498,121

Operating Expenses
General and administrative	2,288,803	2,572,002
Sales and marketing	4,055,204	3,798,377
Research and development	254,583	285,080
Depreciation and amortization	75,148	106,378
Non-cash consulting expense	20,527	(30,297)
Total Operating Expenses	6,694,265	6,731,540

Loss from Operations	(1,192,000)	(1,233,419)

Other Income (Expense)
Interest expense	(1,275,612)	(1,063,988)
Change in warrant derivative liability	(1,485,729)	635,355
Other (expense)	(186,915)	(7,206)

Total Other Income (Expense)	(2,948,256)	(435,839)

Net Loss	$(4,140,256)	$(1,669,258)

Net loss per share:
Basic	$(0.08)	$(0.04)
Dilutive	$(0.08)	$(0.04)

Shares used in the computation:
Basic	53,797,140	42,926,564
Dilutive	53,797,140	42,926,564

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(4,140,256)	$(1,669,258)
Noncash adjustments:
Depreciation and amortization	169,148	200,378
Gain on sale of fixed assets	(13,285)	-
Amortization of debt discount	359,087	249,209
Non-cash consulting expense/stock option expense	322,222	29,310
Non-cash interest	-	(26,759)
Provision for losses on accounts receivable and inventory	168,120	85,388
Change in derivative warrant liability	1,485,729	(635,355)
Increase of contingent liability	-	7,206
Changes in operating assets and liabilities:
Accounts receivable	(836,581)	(106,880)
Inventories	238,565	(455,773)
Prepaid and other assets	(340,689)	(302,808)
Accounts payable	1,444,605	(145,014)
Accrued liabilities	(1,045,554)	488,758
Net cash used in operating activities	(2,188,889)	(2,281,598)

Investing activities:
Purchases of property and equipment and intangible assets	(54,933)	(477,837)
Proceeds from sale of fixed assets	36,073	-
Net cash used in investing activities	(18,860)	(477,837)

Financing activities:
Proceeds from issuance of debt	4,000,000	-
Payments on long-term debt	(29,193)	(12,032)
Payments on capital leases	(40,776)	(35,520)
Net cash provided by (used in) financing activities	3,930,031	(47,552)

Net change in cash and cash equivalents	1,722,282	(2,806,987)

Cash and cash equivalents at beginning of period	3,046,340	4,926,066
Cash and cash equivalents at end of period	$4,768,622	$2,119,079

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

Bacterin’s device division develops bioactive coatings based on proprietary knowledge of the phenotypical changes made by microbes as they sense and adapt to changes in their environment. Bacterin develops, employs, and licenses bioactive coatings for various medical device applications.

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

The accompanying interim condensed consolidated financial statements of Bacterin for the three months ended March 31, 2014 and 2013 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2014.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Bacterin’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 98% of sales were in the United States for the three months ended March 31, 2014 and 2013, respectively. One customer accounted for approximately 15% of the Company’s revenue for the three months ended March 31, 2013.  One customer represented 21% of accounts receivable at March 31, 2013. No single customer accounted for more than 10% of revenue or accounts receivable for the three months ended March 31, 2014. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at March 31, 2014.

Revenue by geographical region is as follows:

	Three months ended March 31,
	2014	2013
United States	$8,742,073	$8,433,834
Rest of World	170,897	184,973
	$8,912,970	$8,618,807

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

After reviewing the full year product line sales associated with the goodwill asset and the fact that the sales were not meeting original projections, management engaged an independent third party to review the asset for impairment in accordance with and pursuant to ASC 350 and ASC 360-10. The implied fair value of the goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, as determined under ASC 805. The Company and the independent third party concluded that the goodwill asset was impaired and recorded a goodwill impairment charge of $728,618 as of December 31, 2013, which reduced the asset value to zero.

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

Accounts Payable - Related Party

Accounts payable to a related party includes amounts due to American Donor Services, a supplier of donors to the Company. See Note 13, “Related Party Transactions” below.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with RyMed and Bard Access Systems. Revenue under these agreements represented less than 1% of total revenue for the three months ended March 31, 2014 and 2013.

Non-Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are measured at fair value at each reporting date, recognized ratably over the vesting period and are recorded in non-cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $26,711 and $168,780 for the quarters ended March 31, 2014 and 2013, respectively.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded during the quarters ended March 31, 2014 or 2013.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the quarters ended March 31, 2014 and 2013 as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported as their effects of including 18,418,493 and 11,985,029 outstanding stock options and warrants for the three months ended March 31, 2014 and 2013, respectively are anti-dilutive.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the three months ended March 31, 2014 and 2013, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of March 31, 2014 and December 31, 2013 that are measured at fair value on a recurring basis:

Accrued stock compensation

	As of March 31, 2014	As of December 31, 2013
Level 1	$196,662	$211,212
Level 2	-	-
Level 3	-	-

The valuation technique used to measure fair value of the accrued stock compensation is based on quoted stock market prices.

Warrant derivative liability

	As of March 31, 2014	As of December 31, 2013
Level 1	-	-
Level 2	-	-
Level 3	$3,080,357	$1,594,628

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

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ending March 31, 2013:

Warrant derivative liability

Balance at January 1, 2014	$1,594,628
Loss recognized in earnings	1,485,729
Balance at March 31, 2014	$3,080,357

During the quarter ended March 31, 2014, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

(2) Equity

On June 10, 2013, the Company issued approximately 8.51 million shares of common stock to new and existing investors at a price per share of $0.57, which represented a 10% discount to the closing price on June 4, 2013. For each common share purchased in the offering, investors received a warrant providing the right to purchase 0.5 shares of Bacterin common stock at an exercise price of $0.72, a 15% premium to the June 4, 2013 closing price. The warrants will be exercisable for seven years beginning 6 months from the date of issuance. The transaction resulted in net proceeds to the Company of approximately $4.45 million, after deducting approximately $400,000 for placement agent’s fees and offering expenses. Proceeds from the transaction were used to fund the Company's operations and working capital requirements.

On November 14, 2013, the Company received a waiver from ROS Acquisition Offshore LP (“ROS”) for failure to achieve $10.5 million of revenue in the third quarter of 2013. In exchange for the waiver and reduction of future quarterly minimum revenue thresholds, the Company issued 1,500,000 shares of restricted stock to an affiliate of ROS on November 25, 2013.

During the first quarter of 2014, we issued 1,500,000 shares of our common stock to an affiliate of ROS pursuant to a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4 million under our Credit Agreement. This issuance has been accounted for as a debt discount and will be amortized over the life of the loan. See Note 7, “Long-Term Debt” below.

(3)           Inventories

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Current inventories
Raw materials	$2,859,196	$2,710,091
Work in process	3,144,738	3,333,672
Finished goods	5,586,405	5,775,813
	11,590,339	11,819,576
Reserve	(1,091,632)	(1,065,976)
Current inventories, total	10,498,707	10,753,600
Non-current inventories
Finished goods	3,332,083	3,341,411
Reserve for obsolescence	(1,262,373)	(1,221,459)
Non-current inventories, total	2,069,710	2,119,952
Total inventories	$12,568,417	$12,873,552

(4)           Property and Equipment, Net

Property and equipment, net are as follows:

	March 31,	December 31,
	2014	2013
Buildings	$1,658,396	$1,653,263
Equipment	5,228,549	5,768,478
Computer equipment	312,650	312,650
Computer software	375,699	395,146
Furniture and fixtures	170,118	170,118
Leasehold improvements	2,335,690	1,808,461
Vehicles	41,099	41,099
Total cost	10,122,201	10,149,215
Less: accumulated depreciation	(5,108,427)	(4,968,659)
	$5,013,774	$5,180,556

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of March 31, 2014, the Company has recorded $443,060 gross assets in Equipment, and $119,157 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the first quarter of 2014 and 2013 was $70,444 and $83,846, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first quarter of 2014 and 2013 was $56,232 and $181,461, respectively.

(5)           Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	March 31, 2014	December 31, 2013
Intellectual Property
Gross carrying value	$939,731	$891,034
Accumulated amortization	(322,985)	(304,069)
Net carrying value	$616,746	$586,965

Aggregate amortization expense:	$18,916	$75,668

The following is a summary of estimated future amortization expense for intangible assets as of March 31, 2014:

Remainder of 2014		$56,748
2015		75,664
2016		75,664
2017		75,664
2018		75,664
Thereafter		257,342
Total		$616,746

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Accrued stock compensation	196,662	211,212
Wages/commissions payable	771,530	1,728,576
Other accrued expenses	1,571,291	1,645,249
	$2,539,483	$3,585,037

(7)          Long-term Debt

On August 24, 2012, the Company entered into a Credit Agreement with ROS, which provided for an initial $20 million term loan. The Credit Agreement also provided for an additional $5 million upon achievement prior to December 31, 2013 of certain revenue objectives, which were not achieved. On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement which allowed us to borrow an additional $4 million the Credit Agreement in exchange for 1,500,000 shares of our common stock. The loan carries an interest rate of LIBOR plus 12.13%, subject to a LIBOR floor rate of 1.0%. Bacterin also agreed to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000 for ten years. Upon the occurrence of a defined event of default, ROS has the option to require the Company to purchase from ROS all of its rights to the remaining royalty payments that will become due in accordance with the royalty agreement (the “ROS Put Option”). The ROS Put Option meets the definition of an embedded derivative and we concluded it had an immaterial value at March 31, 2014 and 2013. As such, the Company has not recorded a derivative liability related to the ROS Put Option and has not recognized any change in the fair value of this derivative liability in the consolidated financial statements because the impact is immaterial. Management will reassess the fair value of the embedded derivative instrument at each reporting period and record if and when it becomes material to the consolidated financial statements. Bacterin has the right to repurchase the loan and royalty interest at amounts to be determined based on the date of repurchase, less the amount of prior principal, interest and royalty payments. We will also have to pay fees, currently in the amount of 3.5% of the aggregate principal amount of the loan, as a result of waivers and modifications we have received in connection with the financial covenants in the Credit Agreement. The loan is secured by substantially all of our assets. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of $7,341,520. The debt discount will be amortized to interest expense over the seven year term of the loan using the effective interest method. The royalty liability will be accreted to $13.8 million through interest expense over the ten year term of the royalty agreement using the effective interest method.

On August 24, 2012, the Company received net proceeds from ROS of approximately $10 million following repayment of the existing term loan and accounts receivable credit facility with MidCap Financial, including prepayment penalties. The Company used the net proceeds for working capital and general corporate purposes.

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

On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4 million under of our Credit Agreement with ROS and agreed to issue 1.5 million shares to an affiliate of ROS. We plan to use the proceeds for working capital and general corporate purposes.

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$24,000,000	$20,000,000

Adjustment fee payable to ROS Acquisition Offshore, due in August 2019	700,000	700,000
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,363,005	1,375,030
	26,063,005	22,075,030
Less: current portion	(48,447)	(47,727)
Debt discount	(6,377,971)	(5,642,058)
Long-term debt	$19,636,587	$16,385,245

The following is a summary of maturities due on the debt as of March 31, 2014:

Remainder of 2014	$36,062
2015	50,671
2016	4,053,796
2017	8,057,114
2018	8,060,637
Thereafter	5,804,725
Total	$26,063,005

The following is a summary of estimated future royalty payments as of March 31, 2014:

Remainder of 2014	$639,750
2015	1,000,750
2016	1,229,250
2017	1,360,250
2018	1,462,750
Thereafter	7,201,575
Total	$12,894,325

 (8)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 9.0 million shares are authorized under the Plan and at March 31, 2014, we had approximately 516,000 shares available for issuance. Shares issued under the Plan may be authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the statement of operations for the quarters ended March 31, 2014 and 2013 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. The Company utilizes historical employee termination behavior to determine the estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods. An assumed forfeiture rate of 20% was used for the first quarter of 2014.

We also granted our Chief Executive Officer an option to purchase 2,000,000 shares of our common stock outside of the Plan (the “CEO Grant”).

Stock option activity under the Plan, plus the CEO Grant, was as follows:

	2014			2013
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	7,583,285	$1.49	$0.86	5,266,535	$2.02	$1.03
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	(3,000)	1.47	0.90	(70,000)	$2.89	$1.45
Outstanding at March 31	7,580,285	$1.49	$0.74	5,196,535	$2.01	$1.03
Exercisable at March 31	2,639,718	$2.10	$0.74	2,672,301	$1.83	$0.83

The aggregate intrinsic value of options outstanding as of March 31, 2014 is $834,695. The aggregate intrinsic value of exercisable options as of March 31, 2014 is $134,985. As of March 31, 2014, there were 4,940,567 unvested options with a weighted average fair value at the grant date of $0.74 per option. As of March 31, 2014, there is no compensation related to nonvested awards not yet recognized.

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

The restricted stock awards generally vest over three to five year periods. The Company recognized non-cash consulting expense of $20,527 for the first quarter of 2014 and a reduction of expense of $30,297 for the quarter ended March 31, 2013. As of March 31, 2014, the total expense related to nonvested restricted stock awards not yet recognized is $189,720 and is expected to be recognized over three years.

Total share based compensation for employees and consultants was $322,222 and $29,310 for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes restricted stock award activity during the quarter ended March 31, 2014:

Shares
Outstanding at Jan. 1, 2014	308,500
Awarded	-
Cancelled	-
Vested	(29,500)
Outstanding at March 31, 2014	279,000

(9)           Warrants

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

The following table summarizes our warrant activities for the period ended March 31, 2014:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2014	10,878,208	$1.62
Issued	-	-
Exercised	-	-
Expired	(40,000)	$2.00
Outstanding at March 31, 2014	10,838,208	$1.62

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The 1,570,565 warrants issued in connection with a 2010 bridge financing and 375,000 warrants issued in connection with a 2010 debt financing were accounted for as derivative liabilities in connection with the price protection provisions of the warrants in compliance with ASC 815. There were an additional 143,700 warrants in the first quarter of 2012 as a result of the LPC share issuance triggering the anti-dilution clause in the original warrant agreement. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized loss of $1,485,729 resulting from the change in the fair value of the warrant derivative liability for the first quarter of 2014. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2014	2013
Value of underlying common stock (per share)	$0.84	$0.83
Risk free interest rate	1.92%	0.24%
Expected term	5.46 years	3.58 years
Dividend yield	0%	0%
Volatility	64%	72%

The following table summarizes our activities related to number of warrants used in the derivative liability for the period ended March 31, 2014 and 2013:

	2014	2013
Balance at January 1	6,001,922	1,649,707
Derivative warrants issued	-	-
Derivative warrants exercised	-	-
Balance at March 31	6,001,922	1,649,707

(10)           Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2019 and 2023. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of March 31, 2014, under these leases, are as follows:

Remainder of 2014	$217,764
2015	269,400
2016	269,400
2017	269,400
2018	269,400
Thereafter	725,940
Total	$2,021,304

Rent expense was $78,466 and $69,311 for the quarters ended March 31, 2014 and 2013, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

Pending and Threatened Litigation

On March 17, 2014, a complaint was served on the Company in the following state court action in the District Court for the County of Arapahoe, State of Colorado: Robert Taggart v. Guy Cook, Bacterin International, Inc. a Nevada Corporation and Bacterin International Holdings, Inc., a Delaware corporation, Civil Action No. 14CV30401. The complaint involves claims under an employment agreement between plaintiff and the Company seeking commissions on Company sales, a commission on funds obtained by the Company as a result of a reverse merger and vesting of certain stock options. Plaintiff seeks damages in excess of $5 million. The Company believes this case lacks legal merit and has filed counterclaims for plaintiff’s breach of his employment agreement and breach of his duty of loyalty to the Company, asserting the right to recover all compensation paid to Plaintiff during his employment as well as other damages.

Lacuna Hedge Fund LLLP (“Lacuna”) asserted various claims against our former CEO, Guy Cook, in connection with financing Lacuna provided to Holgan, LLC, a former stocking distributor. Holgan failed to fully pay for the products it received from Bacterin and defaulted under its credit agreement with Lacuna. We recently reached a settlement with Lacuna regarding this matter whereby we paid Lacuna $350,000. We expect our D&O insurance carrier to reimburse 50% of the settlement amount plus applicable attorney fees after deducting the $100,000 retention amount for this claim. We are still in discussions with Holgan on its unpaid obligation to the Company.

NYSE MKT Deficiency Notice

On May 13, 2013, we received a deficiency notice from the NYSE MKT exchange notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance. We will continue to be subject to periodic review by the NYSE MKT during the extension period and failure to make progress consistent with our plan to regain compliance by the end of the extension period could result in our delisting from the exchange.

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

The 2009 through 2013 tax years remain open to examination by the Internal Revenue Service and the 2007 to 2013 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2014 and 2013.

(12) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Quarter ended
	March 31,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$930,547	$1,873,155
Income taxes	$-	$-
Non-cash activities:
Net shares issued for non-cash consulting expense	$20,527	$95,115
Issuance of shares related to debt issuance	$1,095,000	$-

(13) Related Party Transactions

Guy Cook was our President, Chief Executive Officer and Chairman of our Board of Directors until April 5, 2013, when he resigned. Mr. Cook has advised us that he is currently an owner and executive officer of Lattice Biologics, Inc., a competitor of ours that was formerly known as International Biologics, LLC. International Biologics, LLC was a former customer of Bacterin and is indebted to us in the amount of approximately $33,468, which we are currently attempting to collect.

Mr. Cook assisted unrelated parties in the initial capitalization of Holgan, LLC, a former stocking distributor that purchased a bulk shipment of products from Bacterin at a discount in 2012 (“Holgan”). Holgan subsequently obtained financing from Lacuna Hedge Fund LLLP (“Lacuna”), which is a significant Bacterin shareholder. Holgan failed to fully pay for the products it acquired from Bacterin and defaulted under its credit agreement with Lacuna. We recently reached a settlement with Lacuna whereby we paid Lacuna $350,000 in exchange for a release of all claims Lacuna may have against Bacterin and its current and former directors and officers, and we understand that Mr. Cook’s new company Lattice purchased substantially all of the Bacterin products held by Holgan, with the proceeds to be paid to Lacuna. We are still in discussions with Holgan regarding its unpaid obligations.

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

Mr. Cook remains our largest stockholder with beneficial ownership of approximately 19.4% of our outstanding capital according to Amendment No. 4 to his Schedule 13D filed on February 25, 2014 with the Securities and Exchange Commission (the “Schedule 13D”). In the Schedule 13D, Mr. Cook indicated that he believed Bacterin would be better able to realize its full value as a private entity, and that he planned to engage legal and financial advisors to assist him in evaluating alternatives for taking Bacterin private. To date, Mr. Cook has not made any formal proposal to our Board of Directors.

Mr. Cook also formerly served as a board member of West Coast Tissue Services (“WCTS”) and American Donor Services (“ADS”). Mr. Cook did not receive any compensation for his board service from either entity. Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a director, also serve on the board of ADS, and Mr. Godfrey also serves as secretary and treasurer for ADS. Mssrs. Godfrey and Holmes received $5,000 per year for their service to ADS. ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS for the first quarter of 2014 and 2013 was $98,600 and $232,000, respectively, and the approximate aggregate amount of all transactions with ADS for the first quarter of 2014 and 2013 was $610,514 and $308,536, respectively. These relationships have benefited us, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success.

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

 (14) Subsequent Events

There were no subsequent events that require disclosure.

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

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Revenue

Total revenue for the first quarter ended March 31, 2014 increased 3% to $8,912,970 compared to $8,618,807 for the first quarter of 2013. The first quarter of 2013 revenue included approximately $1,300,600 associated with a non-recurring stocking order sale. This increase in core recurring revenues is due to improved sales force productivity realized through a reorganization of the sales function, as well as increase revenues derived from our independent distributors.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales increased by 9% or $290,019 to $3,410,705 for the first quarter of 2014 from $3,120,686 for the first quarter of 2013. As a percentage of sales, cost of sales was 38.2% of revenues for the first quarter of 2014 compared to 36.2% for the first quarter of 2013. The increase is the result of a change in product and customer mix between the two periods.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses decreased, $37,275 for the three months ended March 31, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 11%, or $283,199, to $2,288,803, for the first quarter of 2014 compared to the first quarter of 2013. The decrease is primarily due to headcount reductions made in March and May of 2013.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 6%, or $256,827, to $4,055,204 for the three months ended March 31, 2014 from $3,798,377 for the comparable prior year period. The increase is due to higher commissions earned by our direct sales force and independent distributors compared to the comparable prior period. As a percentage of revenue, selling and marketing expenses increased to 45.5% in the first quarter of 2014 from 44.1% in the first quarter of 2013 but decreased sequentially from 48.0% in the fourth quarter of 2013.

Research and development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for tissue and coatings. Research and development expenses decreased $30,497 or 11% from $285,080 for the three months ended March 31, 2013 to $254,583 for the same period of 2014.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 29% to $75,148 for the three months ended March 31, 2014 from $106,378 for the three months ended March 31, 2013. The decrease reflects more assets being fully depreciated as of March 31, 2014.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense increased $50,824 to $20,527 for the first quarter of 2014 from income of $30,297 in the first quarter of 2013. The increase is due to the higher closing price of the Company’s common stock at for the three months ended March 31, 2014.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items.  Other expenses increased 576%, or $2,512,417, for the three months ended March 31, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the first three months of 2014 increased $211,624 to $1,275,612 as compared to $1,063,988 in the first three months of 2013. The increase was the result of a higher average debt balance in 2014.

Change in Warrant Derivative Liability

For the first quarter of 2014, the Company recorded a loss in its non cash warrant derivative liability of $1,485,729, which was primarily driven by the increase in the closing price of the Company’s common stock at March 31, 2014 compared to December 31, 2013. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2013 equity financing which contain anti-dilution adjustment provisions and are accounted for as derivative instruments with any changes in fair value is recognized in the consolidated statement of operations during the period of change.

Other Income (Expense)

Other expense for the first three months of increased $179,709 to $186,914 as compared to expense of $7,206 in the first three months of 2013. The increase was a result of legal settlement costs accrued as of the end of the quarter. See Note 10, “Commitments and Contingencies” above.

Liquidity and Capital Resources

In March 2014, we borrowed an additional $4 million from ROS Acquisition Offshore LP under our Credit Agreement with ROS. In June 2013, the Company closed on a $4.5 million equity financing with existing and new investors. In August 2012, we closed on a $20 million term loan transaction with ROS Acquisition Offshore LP. The proceeds of the term loan transaction were used to pay off the previous loans with MidCap Financial LLC and Silicon Valley Bank of approximately $9.3 million with the remainder adding to our working capital. At March 31, 2014, we had $10,297,487 of cash and cash equivalents and accounts receivables.

Net cash used in operating activities the first quarter of 2014 was $2,188,889. This was primarily related to cash used to fund our operations offset by changes in accounts payable. For the comparable period of 2013, net cash used in operating activities was $2,281,598.

Net cash used in investing activities for the first quarter of 2014 was $18,860, primarily due to the purchase of property and equipment.

Net cash provided by financing activities was $3,930,031 for the first quarter of 2014, which was primarily related to the extension of credit by ROS in the first quarter of 2014.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our March 31, 2014 cash on hand and accounts receivable balance of $10,297,487 and anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through March 31, 2015. We incurred approximately $16 million in sales and marketing expenses in 2013 and expect to incur $17 million in 2014 based upon our current sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act) as of March 31, 2014.  Based upon that evaluation, we concluded that as of March 31, 2014, our disclosure controls and procedures were adequate.

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

Based on our evaluation under the framework Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was adequate as of March 31, 2014.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On March 17, 2014, a complaint was served on the Company in the following state court action in the District Court for the County of Arapahoe, State of Colorado: Robert Taggart v. Guy Cook, Bacterin International, Inc., a Nevada Corporation and Bacterin International Holdings, Inc., a Delaware corporation, Civil Action No. 14CV30401. The complaint involves claims under an employment agreement between plaintiff and the Company seeking commissions on Company sales, a commission on funds obtained by the Company as a result of a reverse merger and vesting of certain stock options. Plaintiff seeks damages in excess of $5 million. The Company believes this case lacks legal merit and has filed counterclaims for plaintiff’s breach of his employment agreement and breach of his duty of loyalty to the Company, asserting the right to recover all compensation paid to Plaintiff during his employment as well as other damages.

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

Our debt agreements with ROS Acquisition Offshore LP (“ROS”) contain representations, warranties, fees, affirmative and negative covenants, including a minimum cash balance and minimum revenue amounts by quarter, and default provisions, which include departures in key management, if not remedied within 90 days. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, our lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If our lender accelerates the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the ROS facility, we pledged substantially all of our assets, including our intellectual property, to ROS. Our failure to comply with the covenants under the ROS credit facility could result in an event of default, the acceleration of our debt and the loss of our assets.

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

We may not be able to raise capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings or restructuring, bank borrowing or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. If adequate funds are not otherwise available, we would be forced to curtail operations significantly, including reducing our sales and marketing expenses which could negatively impact product sales and we could even be forced to cease operations, liquidate our assets and possibly even seek bankruptcy protection.

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

In order to regain compliance, we will either need to increase our market capitalization or shareholders’ equity. In order to increase our shareholder’s equity, we may need to raise substantial equity capital, which would be dilutive to existing shareholders and may require shareholder approval. We currently have approximately 20,000,000 shares available for issuance on a fully diluted basis. To raise sufficient equity capital to achieve $6 million in shareholder equity, we may need to increase the number of authorized shares available for issuance, which requires shareholder approval. There can be no assurance that we will obtain any necessary shareholder approval or raise sufficient equity capital to regain compliance with the NYSE MKT continued listing standards.

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

There can be no assurance that we will prevail in any claims we make to protect our intellectual property.

Future protection for our proprietary rights is uncertain which may impact our ability to successfully compete in our industry.

The degree of future protection for our proprietary rights is uncertain. We cannot ensure that:

¨	we were the first to make the inventions covered by each of our patent applications;

¨	we were the first to file patent applications for these inventions;

¨	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

¨	any of our pending patent applications will result in issued patents;

¨	any of our issued patents or those of our licensors will be valid and enforceable;

¨	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

¨	we will develop additional proprietary technologies that are patentable;

¨	the patents of others will not have a material adverse effect on our business rights; or

¨	the measures we rely on to protect the intellectual property underlying our products will be adequate to prevent third parties from using our technology, all of which could harm our ability to compete in the market.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 11, 2014, we issued 1,500,000 shares of our common stock to Royalty Opportunities S.A. R.L. as consideration for the Sixth Amendment to Credit Agreement whereby we borrowed an additional $4 million under our credit facility with ROS Acquisition Offshore LP. The issuance was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. We plan to use the loan proceeds for working capital and general corporate purposes.

Item 3.   Defaults Upon Senior Securities

Not applicable.

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: May 12, 2014	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

