Form 10-Q
period 2014-06-30
Bacterin International Holdings, Inc.
filed 2014-08-14
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 11, 2014: 6,669,892

BACTERIN INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

•                  our ability to obtain financing on reasonable terms;

•                  our ability to increase revenue;

•                  our ability to remain listed on the NYSE MKT exchange;

•                  our ability to comply with the covenants in our credit facility;

•                  our ability to maintain sufficient liquidity to fund our operations;

•                  the ability of our sales force to achieve expected results;

•                  our ability to remain competitive;

•                  government regulations;

•                  our ability to expand our production capacity;

•                  our ability to innovate and develop new products;

•                  our ability to obtain donor cadavers for our products;

•                  our ability to engage and retain qualified technical personnel and members of our management team;

•                  government and third-party coverage and reimbursement for our products;

•                  our ability to obtain regulatory approvals;

•                  our ability to successfully integrate future business combinations or acquisitions;

•                  product liability claims and other litigation to which we may be subjected;

•                  product recalls and defects;

•                  timing and results of clinical studies;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	As of
	2014	December 31,
	(unaudited)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,989,422	$3,046,340
Trade accounts receivable, net of allowance for doubtful accounts of $1,426,009 and $1,309,859, respectively	4,898,137	4,793,834
Inventories, net	10,517,044	10,753,600
Prepaid and other current assets	1,010,408	574,910
Total current assets	19,415,011	19,168,684

Non-current inventories	1,827,075	2,119,952
Property and equipment, net	4,888,388	5,180,556
Intangible assets, net	625,969	586,965
Other assets	1,660,798	1,821,471

Total Assets	$28,417,241	$28,877,628

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$4,249,050	$2,767,639
Accounts payable - related party	206,903	647,844
Accrued liabilities	2,048,054	3,585,037
Warrant derivative liability	2,209,863	1,594,628
Current portion of capital lease obligations	146,712	171,926
Current portion of royalty liability	902,250	836,750
Current portion of long-term debt	49,177	47,727
Total current liabilities	9,812,009	9,651,551

Long-term Liabilities:
Capital lease obligation, less current portion	16,004	73,777
Long term royalty liability, less current portion	6,499,385	6,609,232
Long-term debt, less current portion	20,048,027	16,385,245
Total Liabilities	36,375,425	32,719,805

Commitments and Contingencies
Stockholders’ (Deficit) Equity
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 95,000,000 shares authorized; 5,532,880 shares issued and outstanding as of June 30, 2014 and 5,343,282 shares issued and outstanding as of December 31, 2013	6	5
Additional paid-in capital	58,441,168	56,516,491
Accumulated deficit	(66,399,358)	(60,358,673)
Total Stockholders’ (Deficit) Equity	(7,958,184)	(3,842,177)

Total Liabilities & Stockholders’ (Deficit) Equity	$28,417,241	$28,877,628

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Tissue sales	$8,714,915	$8,196,554	$17,466,260	$16,719,902
Royalties and other	169,017	70,294	330,642	165,753
Total Revenue	8,883,932	8,266,848	17,796,902	16,885,655

Cost of tissue and medical devices sales	3,290,512	3,572,674	6,701,218	6,693,360

Gross Profit	5,593,420	4,694,174	11,095,684	10,192,295

Operating Expenses
General and administrative	2,093,792	2,086,532	4,382,595	4,738,373
Sales and marketing	4,405,227	4,205,333	8,460,431	8,003,710
Research and development	322,277	169,755	576,860	374,996
Depreciation and amortization	82,432	100,470	157,580	206,848
Non-cash consulting expense	21,701	(932)	42,228	(31,229)
Total Operating Expenses	6,925,429	6,561,158	13,619,694	13,292,698

Loss from Operations	(1,332,009)	(1,866,984)	(2,524,010)	(3,100,403)

Other Income (Expense)
Interest expense	(1,441,989)	(1,174,648)	(2,717,601)	(2,238,636)
Change in warrant derivative liability	870,494	460,270	(615,235)	1,095,625
Other (expense)	3,074	98,271	(183,839)	91,065

Total Other Income (Expense)	(568,421)	(616,107)	(3,516,675)	(1,051,946)

Net Loss	$(1,900,430)	$(2,483,091)	$(6,040,685)	$(4,152,349)

Net loss per share:
Basic	$(0.35)	$(0.55)	$(1.11)	$(0.94)
Dilutive	$(0.35)	$(0.55)	$(1.11)	$(0.94)

Shares used in the computation:
Basic	5,514,694	4,525,069	5,447,204	4,409,505
Dilutive	5,514,694	4,525,069	5,447,204	4,409,505

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(6,040,685)	$(4,152,349)
Noncash adjustments:
Depreciation and amortization	345,580	394,849
Gain on sale of fixed assets	(13,285)	(500)
Amortization of debt discount	739,127	583,181
Non-cash consulting expense/stock option expense	668,876	236,880
Provision for losses on accounts receivable and inventory	338,720	258,367
Change in derivative warrant liability	615,235	(1,095,625)
Increase of contingent liability	—	(91,740)
Changes in operating assets and liabilities:
Accounts receivable	(220,453)	156,335
Inventories	306,863	(148,898)
Prepaid and other assets	(274,825)	(183,675)
Accounts payable	1,040,469	307,796
Accrued liabilities	(1,376,180)	180,491
Net cash used in operating activities	(3,870,558)	(3,554,888)

Investing activities:
Purchases of property and equipment and intangible assets	(115,202)	(590,069)
Proceeds from sale of fixed assets	36,071	—
Net cash used in investing activities	(79,131)	(590,069)

Financing activities:
Proceeds from issuance of debt	4,000,000	—
Payments on long-term debt	(24,242)	(22,852)
Payments on capital leases	(82,987)	(72,285)
Net proceeds from issuance of stock	—	4,450,002
Net cash provided by financing activities	3,892,771	4,354,865

Net change in cash and cash equivalents	(56,918)	209,908

Cash and cash equivalents at beginning of period	3,046,340	4,926,066
Cash and cash equivalents at end of period	$2,989,422	$5,135,974

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

The Company’s revenue is derived principally from the sale or license of its medical products, coatings and device implants. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological advances, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company’s operating results. The Company’s business could be harmed by a decline in demand for, or in the prices of, its products or as a result of, among other factors, any change in pricing or distribution model, increased price competition, changes in government regulations or a failure by the Company to keep up with technological change.  Further, a decline in available tissue donors could have an adverse impact on our business.

The accompanying interim condensed consolidated financial statements of Bacterin for the three and six months ended June 30, 2014 and 2013 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2014.

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

Reverse Stock Split

The Company completed a 1:10 reverse split of its common stock, effective at the close of business on Friday, July 25, 2014 and in effect for trading purposes on Monday, July 28, 2014. The reverse stock split was approved by the Company’s shareholders at the 2014 Annual Meeting of Shareholders on June 11, 2014.  All references to common shares, stock option, restricted stock units, warrants, and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 99% and 98% of sales were in the United States for the six months ended June 30, 2014 and 2013, respectively. One customer accounted for approximately 8% of the Company’s revenue for the six months ended June 30, 2013.  One customer represented 15% of accounts receivable at June 30, 2013.  No single customer accounted for more than 10% of revenue or accounts receivable for the six months ended June 30, 2014.  The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at June 30, 2014.

Revenue by geographical region is as follows:

	Six months ended June 30,
	2014	2013
United States	$17,509,988	$16,562,064
Rest of World	286,914	323,591
	$17,796,902	$16,885,655

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment and intangible assets; valuation allowances for trade receivables and deferred income tax assets; valuation of the warrant derivative liability; inventory reserve; royalty liability; and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Reclassifications

Certain comparative balances for the three and six months ended June 30, 2013 have been reclassified to make them consistent with the current year presentation. The reclassifications had no effect on the net income for 2013.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance, general economic conditions that may affect a customer’s ability to pay and management judgment. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for doubtful accounts are charged to expense. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with RyMed and Bard Access Systems. Revenue under these agreements represented less than 2% of total revenue for the three and six months ended June 30, 2014 and 2013.

Non-Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are measured at fair value at each reporting date, recognized ratably over the vesting period and are recorded in non-cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $27,914 and $230,693 for the six months ended June 30, 2014 and 2013, respectively.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded during the six months ended June 30, 2014 or 2013.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2014 and 2013, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 1,784,107 and 1,715,849 outstanding stock options and warrants for the six months ended June 30, 2014 and 2013, respectively, are anti-dilutive.

Stock-Based Compensation

The Company records stock-compensation expense according to the provisions of FASB ASC 718 “Compensation — Stock Compensation”.  Under ASC 718, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards.  The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award.  The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award. Pursuant to the income tax provisions included in ASC 718-740, the Company has elected the “short cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the six months ended June 30, 2014 and 2013, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of June 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis:

Accrued stock compensation

	As of June 30, 2014	As of December 31, 2013
Level 1	$1	$211,212
Level 2	—	—
Level 3	—	—

The valuation technique used to measure fair value of the accrued stock compensation is based on quoted stock market prices.

Warrant derivative liability

	As of June 30, 2014	As of December 31, 2013
Level 1	—	—
Level 2	—	—
Level 3	$2,209,863	$1,594,628

The valuation technique used to measure fair value of the warrant liability is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ending June 30, 2014:

Warrant derivative liability

Balance at January 1, 2014	$1,594,628
Loss recognized in earnings	615,235
Balance at June 30, 2014	$2,209,863

During the six months ended June 30, 2014, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2016. ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

(2) Equity

On June 10, 2013, the Company issued approximately 851,000 shares of common stock to new and existing investors at a price per share of $5.70, which represented a 10% discount to the closing price on June 4, 2013. For each common share purchased in the offering, investors received a warrant providing the right to purchase 0.5 shares of Bacterin common stock at an exercise price of $7.20, a 15% premium to the June 4, 2013 closing price. The warrants will be exercisable for seven years beginning 6 months from the date of issuance. The transaction resulted in net proceeds to the Company of approximately $4.45 million, after deducting approximately $400,000 for placement agent’s fees and offering expenses. Proceeds from the transaction were used to fund the Company’s operations and working capital requirements.

On November 14, 2013, the Company received a waiver from ROS Acquisition Offshore LP (“ROS”) for failure to achieve $10.5 million of revenue in the third quarter of 2013. In exchange for the waiver and reduction of future quarterly minimum revenue thresholds, the Company issued 150,000 shares of restricted stock to an affiliate of ROS on November 25, 2013.

During the first quarter of 2014, the Company issued 150,000 shares of common stock to an affiliate of ROS pursuant to a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4 million under our Credit Agreement.  This issuance has been accounted for as a debt discount and will be amortized over the life of the loan.  See Note 7, “Long-Term Debt” below.

See Note 14 “Subsequent Events” for information regarding the reverse stock split and stock offering.

(3)           Inventories

Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Current inventories
Raw materials	$3,400,009	$2,710,091
Work in process	2,816,580	3,333,672
Finished goods	5,465,603	5,775,813
	11,682,192	11,819,576
Reserve	(1,165,148)	(1,065,976)
Current inventories, total	10,517,044	10,753,600
Non-current inventories
Finished goods	3,171,932	3,341,411
Reserve for obsolescence	(1,344,857)	(1,221,459)
Non-current inventories, total	1,827,075	2,119,952
Total inventories	$12,344,119	$12,873,552

(4)           Property and Equipment, Net

Property and equipment, net are as follows:

	June 30,	December 31,
	2014	2013
Buildings	$1,658,396	$1,653,263
Equipment	5,239,736	5,768,478
Computer equipment	283,697	312,650
Computer software	378,034	395,146
Furniture and fixtures	156,234	170,118
Leasehold improvements	2,335,690	1,808,461
Vehicles	41,099	41,099
Total cost	10,092,886	10,149,215
Less: accumulated depreciation	(5,204,497)	(4,968,659)
	$4,888,388	$5,180,556

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of June 30, 2014, the Company has recorded $443,060 gross assets in Property and Equipment, and $154,455 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the first six months of 2014 and 2013 was $140,504 and $146,422, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first six months of 2014 and 2013 was $307,747 and $357,015, respectively.

(5)           Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	June 30, 2014	December 31, 2013
Intellectual Property
Gross carrying value	$967,871	$891,034
Accumulated amortization	(341,902)	(304,069)
Net carrying value	$625,969	$586,965

Aggregate amortization expense for the six months ended June 30, 2014 and 2013, respectively:	$37,833	$37,834

The following is a summary of estimated future amortization expense for intangible assets as of June 30, 2014:

Remainder of 2014	$42,954
2015	80,786
2016	80,786
2017	80,786
2018	80,786
Thereafter	259,871
Total	$625,969

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Accrued stock compensation	1	211,212
Wages/commissions payable	1,320,713	1,728,576
Other accrued expenses	727,340	1,645,249
	$2,048,054	$3,585,037

(7)          Long-term Debt

On August 24, 2012, the Company entered into a Credit Agreement with ROS, which provided for an initial $20 million term loan.  The Credit Agreement also provided for an additional $5 million upon achievement prior to December 31, 2013 of certain revenue objectives, which were not achieved. On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement which allowed us to borrow an additional $4 million the Credit Agreement in exchange for 150,000 shares of our common stock.  The loan carries an interest rate of LIBOR plus 12.13%, subject to a LIBOR floor rate of 1.0%. Bacterin also agreed to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000 for ten years. Upon the occurrence of a defined event of default, ROS has the option to require the Company to purchase from ROS all of its rights to the remaining royalty payments that will become due in accordance with the royalty agreement (the “ROS Put Option”).  The ROS Put Option meets the definition of an embedded derivative and we concluded it had an immaterial value at June 30, 2014 and 2013.  As such, the Company has not recorded a derivative liability related to the ROS Put Option and has not recognized any change in the fair value of this derivative liability in the consolidated financial statements because the impact is immaterial.  Management will reassess the fair value of the embedded derivative instrument at each reporting period and record if and when it becomes material to the consolidated financial statements.  Bacterin has the right to repurchase the loan and royalty interest at amounts to be determined based on the date of repurchase, less the amount of prior principal, interest and royalty payments.  We will also have to pay fees, currently in the amount of 3.5% of the aggregate principal amount of the loan, as a result of waivers and modifications we have received in connection with the financial covenants in the Credit Agreement. The loan is secured by substantially all of our assets. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of $7,401,635. The debt discount will be amortized to interest expense over the seven year term of the loan using the effective interest method. The royalty liability will be accreted to $13.8 million through interest expense over the ten year term of the royalty agreement using the effective interest method.

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

On November 14, 2013, we entered into a Waiver and Fifth Amendment to our Credit Agreement with ROS whereby we agreed to issue 150,000 shares of common stock to an affiliate of ROS in exchange for a waiver of our failure to achieve the minimum required revenue for the third quarter of 2013 and a reduction of future quarterly minimum revenue thresholds.

On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4 million under of our Credit Agreement with ROS and agreed to issue 150,000 shares to an affiliate of ROS.  We plan to use the proceeds for working capital and general corporate purposes.

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$24,000,000	$20,000,000

Adjustment fee payable to ROS Acquisition Offshore, due in August 2019	700,000	700,000

6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,350,789	1,375,030
	26,050,789	22,075,030
Less: current portion	(49,177)	(47,727)
Debt discount	(5,953,585)	(5,642,058)
Long-term debt	$20,048,027	$16,385,245

The following is a summary of maturities due on the debt as of June 30, 2014:

Remainder of 2014	$24,221
2015	50,671
2016	4,053,796
2017	8,057,114
2018	8,060,637
Thereafter	5,804,350
Total	$26,050,789

The following is a summary of estimated future royalty payments as of June 30, 2014:

Remainder of 2014	$426,500
2015	1,000,750
2016	1,229,250
2017	1,360,250
2018	1,462,750
Thereafter	7,201,575
Total	$12,681,075

(8)           Stock-Based Compensation

Our Equity Incentive Plan (“The Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 900,000 shares are authorized under the Plan and at June 30, 2014, we had approximately 76,200 shares available for issuance. Shares issued under the Plan may be authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the statement of operations for the six months ended June 30, 2014 and 2013 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. The Company utilizes historical employee termination behavior to determine the estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.  An assumed forfeiture rate of 20% was used for the first six months of 2014.

In August 2013, the Company also granted our Chief Executive Officer an option to purchase 200,000 shares of our common stock outside of the Plan (the “CEO Grant”).

Stock option activity under the Plan, plus the CEO Grant, was as follows:

	2014			2013
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	758,328	$14.90	$8.60	526,653	$20.20	$10.30
Granted	15,200	7.10	5.00	128,125	7.00	5.00
Exercised	(6,666)	1.00	—	—	—	—
Cancelled or expired	(66,576)	18.30	9.20	(53,000)	$17.90	$8.70
Outstanding at June 30	700,286	$14.60	$7.10	601,778	$17.50	$9.40
Exercisable at June 30	331,498	$17.90	$6.50	265,970	$18.60	$8.60

The aggregate intrinsic value of options outstanding as of June 30, 2014 is approximately $273,000. The aggregate intrinsic value of exercisable options as of June 30, 2014 is approximately $103,800. As of June 30, 2014, there were 368,793 unvested options with a weighted average fair value at the grant date of $8.80 per option. As of June 30, 2014, there is approximately $1,145,000 of compensation expense related to unvested awards not yet recognized.

On May 24, 2013, the Company issued 33,500 restricted stock awards to certain employees. These restricted shares vested after one year and were issued when the stock price was $6.80 per share. The total expense of $227,800 was recognized ratably over the vesting period in General and Administrative and Sales and Marketing Expenses.

From time to time we may grant stock options and restricted stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The restricted stock awards generally vest over three to five year periods. The Company recognized non-cash consulting expense of $42,228 for the first six months of 2014 and a reduction of expense of $31,229 for the six months ended June 30, 2013. As of June 30, 2014, the total expense related to nonvested restricted stock awards not yet recognized is $108,120 and is expected to be recognized over three years.

Total share based compensation for employees and consultants was $688,876 and $236,880 for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2014:

Shares
Outstanding at January 1, 2014	30,850
Awarded	—
Cancelled	(7,000)
Vested	(5,450)
Outstanding at June 30, 2014	18,400

(9)           Warrants

The following table summarizes our warrant activities for the six months ended June 30, 2014:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2014	1,087,820	$16.20
Issued	—	—
Exercised	—	—
Expired	(4,000)	$20.00
Outstanding at June 30, 2014	1,083,820	$16.20

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized loss of $615,235 resulting from the change in the fair value of the warrant derivative liability for the first six months of 2014. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or common stock equivalents that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Six months ended
	June 30,
	2014	2013
Value of underlying common stock (per share)	$6.80	$4.50
Risk free interest rate	1.76%	0.72%
Expected term	5.51 years	6.21 years
Dividend yield	0%	0%
Volatility	63%	63%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the six months ended June 30, 2014 and 2013:

	2014	2013
Balance at January 1	600,192	164,971
Derivative warrants issued	—	435,221
Derivative warrants exercised	—	—
Balance at June 30	600,192	600,192

See Note 14 “Subsequent Events” for information regarding the reverse stock split.

(10)           Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2019 and 2023. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of June 30, 2014, under these leases, are as follows:

Remainder of 2014	$171,154
2015	307,227
2016	269,400
2017	269,400
2018	269,400
Thereafter	725,940
Total	$2,012,521

Rent expense was $158,066 and $128,481 for the six months ended June 30, 2014 and 2013, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

On July 9, 2014, a complaint was served on the Company in the following action in the United States District Court, District of New Jersey:  Middlebury Securities, LLC v. Bacterin International, Inc., Case Number 2:14-CV-03905-WJM-MF.  The complaint alleges that Bacterin owes Middlebury an $80,000 fee, along with $80,000 in warrants, in connection with the March 6, 2014 extension of credit by ROS Acquisition Offshore LP, a Cayman Islands Exempted Limited Partnership.   Bacterin believes this case lacks merit because there is no agreement between the parties regarding the transaction in question.

On July 14, 2014, a complaint was served on the Company in the following action in the United States Bankruptcy Court, Southern District of New York, In re:  Rodman & Renshaw, LLC, Debtor, Case No. 13-10087 (REG):  YANN GERON, Chapter 7 Trustee of the Estate of Rodman & Renshaw, LLC, Plaintiff, against Bacterin International Holdings, Inc.  The complaint alleges that Bacterin owes a $150,000 investment banking fee in connection with Bacterin’s April 2012 accounts receivable credit facility with MidCap Financial LLC.  Bacterin believes this case lack merit because the accounts receivable credit facility was not a debt or equity security covered by the engagement letter.

NYSE MKT Deficiency Notice

On May 13, 2013, we received a deficiency notice from the NYSE MKT exchange notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance. We will continue to be subject to periodic review by the NYSE MKT during the extension period and failure to achieve $6,000,000 in shareholder equity by the end of the extension period will result in our delisting from the exchange.  There can be no assurance that our common stock will continue to be listed on the NYSE MKT.

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

The 2010 through 2013 tax years remain open to examination by the Internal Revenue Service and the 2008 to 2013 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the six months ended June 30, 2014 and 2013.

(12) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended
	June 30,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,730,188	$1,873,155
Non-cash activities:
Net shares issued for non-cash consulting expense	$42,228	$95,115
Issuance of shares related to debt issuance	$1,095,000	$—

(13) Related Party Transactions

Guy Cook was our President, Chief Executive Officer and Chairman of our Board of Directors until April 5, 2013, when he resigned. Mr. Cook has advised us that he is currently an owner and executive officer of Lattice Biologics, Inc., a competitor of ours that was formerly known as International Biologics, LLC. International Biologics, LLC was a former customer of Bacterin and was indebted to us in the amount of approximately $33,468, which was recently paid.

Mr. Cook assisted unrelated parties in the initial capitalization of Holgan, LLC, a former stocking distributor that purchased a bulk shipment of products from Bacterin at a discount in 2012 (“Holgan”). Holgan subsequently obtained financing from Lacuna Hedge Fund LLLP (“Lacuna”), a significant Bacterin shareholder. Holgan failed to fully pay for the products it acquired from Bacterin and defaulted under its credit agreement with Lacuna. We reached a settlement with Lacuna whereby we paid Lacuna $350,000 in exchange for a release of all claims Lacuna may have against Bacterin and its current and former directors and officers, and we understand that Mr. Cook’s new company Lattice purchased substantially all of the Bacterin products held by Holgan, with the proceeds to be paid to Lacuna..

Mr. Cook’s spouse was employed by Bacterin as the Director of Human Resources until April 9, 2013. Mr. Cook, together with his adult children, owned and operated Silver Forest Fund, LP (“Silver Forest”), a former distributor of Bacterin products. We terminated the contractual relationship with Silver Forest on October 24, 2013. In 2012, Silver Forest purchased Bacterin products from an unaffiliated former distributor and subsequently exchanged some of those products for different Bacterin products of equivalent value. Other than product exchanges and payment of amounts owed by the non-affiliated distributor, there were no other direct transactions between Bacterin and Silver Forest. In 2012, Mr. Cook pledged 185,000 shares of Bacterin stock as collateral for loans made for the benefit of Silver Forest.

Mr. Cook remains our largest stockholder with beneficial ownership of approximately 9% of our outstanding common stock.

Mr. Cook also formerly served as a board member of West Coast Tissue Services (“WCTS”) and American Donor Services (“ADS”). Mr. Cook did not receive any compensation for his board service from either entity. Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a former director, also serve on the board of ADS, and Mr. Godfrey also serves as secretary and treasurer for ADS. Mssrs. Godfrey and Holmes received $5,000 per year for their service to ADS. ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS for the six months ended June 30, 2014 and 2013 was $98,600 and $337,900, respectively, and the approximate aggregate amount of all transactions with ADS for the six months ended June 30, 2014 and 2013 was $1,897,489 and $909,120, respectively. These relationships have benefited us, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success.

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

(14) Subsequent Events

The Company recently completed a 1:10 reverse split of its common stock, effective at the close of business on Friday, July 25, 2014 and in effect for trading purposes on Monday, July 28, 2014. The reverse stock split was approved by the company’s shareholders at the 2014 Annual Meeting of Shareholders held June 11, 2014.

In August 2014, the Company offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.8 million and are expected to be used for working capital and general corporate purposes including the continued expansion of the company’s sales force and increasing inventory levels to support anticipated future growth.  The offering closed on August 6, 2014.

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

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

Revenue

Total revenue for the second quarter ended June 30, 2014 increased 7.5% to $8,883,932 compared to $8,266,848 for the second quarter of 2013. The increase of $617,084 was due to an increase in volume of sales.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales decreased by 8% or $282,162 to $3,572,674 for the second quarter of 2014 from $3,290,512 for the second quarter of 2013. As a percentage of sales, cost of sales was

37% of revenues for the second quarter of 2014 compared to 43.2% for the second quarter of 2013. The decrease was largely the result of write-offs of expired inventory in 2013 and improved processes.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation. Operating expenses increased 6%, or $364,271, for the three months ended June 30, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 0.3%, or $7,260, to $2,093,792, for the second quarter of 2014 compared to the second quarter of 2013.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 5%, or $199,894, to $4,405,227 for the three months ended June 30, 2014 from $4,205,333 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses increased to 49.6% in the second quarter of 2014 from 50.9% in the second quarter of 2013. The increases were primarily the result of a higher percentage of sales coming from distributors in 2013 which generally earn higher commission rates than direct sales representatives.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 18% to $82,432 for the three months ended June 30, 2014 from $100,470 for the three months ended June 30, 2013.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense increased $22,633 to $21,701 for the second quarter of 2014 from an income of $932 in the second quarter of 2013. The increase is due to fluctuations and changes in the stock price.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items. Other expenses decreased 8%, or $47,686, for the quarter ended June 30, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the second quarter of 2014 increased $267,341 to $1,441,989 as compared to $1,174,648 in the second quarter of 2013. The increase was the result a higher average debt balance in.

Change in Warrant Derivative Liability

For the second quarter of 2014, the Company recorded income from a decrease in its warrant derivative liability of $870,494 based upon the decrease in the closing price of the Company’s common stock at June 30, 2014 compared to March 31, 2014. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2013 equity financing which contain anti dilution adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income (Expense)

Other income for the second quarter of 2014 decreased $95,197 to $3,074 as compared to $98,271 in the second quarter of 2013.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Revenue

Total revenue for the six months ended June 30, 2014 increased 5% to $17,796,902 compared to $16,885,655 for the first six months of 2013.  This increase in core recurring revenues is due to improved sales force productivity realized through a restructuring of the sales function.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs.  Costs of tissue sales remained flat with an increase of $7,858 to $6,701,218 for the six months of 2014 from $6,693,360 for the first six months of 2013.  As a percentage of sales, cost of sales was 37.7% of revenues for the first six months of 2014 compared to 39.6% for the first six months of 2013.  The improvement is the result of a change in product and customer mix between the two periods.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased by $326,996 for the six months ended June 30, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 8%, or $355,778, to $4,382,595, for the first six months of 2014 compared to the first six months of 2013. The decrease is primarily due to headcount reductions made in March and May of 2013.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 6%, or $456,721, to $8,460,431 for the six months ended June 30, 2014 from $8,003,710 for the comparable prior year period.  The increase is due to higher commissions earned by our direct sales force and independent distributors compared to the comparable prior period.  As a percentage of revenue, selling and marketing expenses increased to 47.5% in the first six months of 2014 from 47.4% in the first six months of 2013.

Research and development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for tissue and coatings.  Research and development expenses increased $201,864 or 54% from $374,996 for the six months ended June 30, 2013 to $576,860 for the same period of 2014.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 24% or $49,268 for the six months ended June 30, 2014 from $206,848 for the six months ended June 30, 2013. The decrease reflects more assets being fully depreciated as of June 30, 2014.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense increased $73,457 to $42,228 for the first six months of 2014 from income of $31,229 in the first six months of 2013. The increase is due to the higher closing price of the Company’s common stock at June 30, 2014.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items.  Other expenses increased 234%, or $2,464,729, for the six months ended June 30, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the first six months of 2014 increased $478,965 to $2,717,601 as compared to $2,238,636 in the first six months of 2013. The increase was the result of a higher average debt balance in 2014.

Change in Warrant Derivative Liability

For the first six months of 2014, the Company recorded a loss in its non cash warrant derivative liability of $615,235, which was primarily driven by the increase in the closing price of the Company’s common stock at June 30, 2014 compared to December 31, 2013. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2013 equity financing which contain anti-dilution adjustment provisions and are accounted for as derivative instruments with any changes in fair value is recognized in the consolidated statement of operations during the period of change.

Other Income (Expense)

Other expense for the first six months of increased $274,904 to $183,839 as compared to income of $91,065 in the first six months of 2013.  The increase was a result of legal settlement costs accrued as of the end of the first quarter.  See Note 10, “Commitments and Contingencies” above.

Liquidity and Capital Resources

In March 2014, we borrowed an additional $4 million from ROS Acquisition Offshore LP under our Credit Agreement with ROS. In June 2013, the Company closed on a $4.5 million equity financing with existing and new investors. In August 2012, we closed on a $20 million term loan transaction with ROS Acquisition Offshore LP. The proceeds of the term loan transaction were used to pay off the previous loans with MidCap Financial LLC and Silicon Valley Bank of approximately $9.3 million with the remainder adding to our working capital. At June 30, 2014, we had $7,887,559 of cash and cash equivalents and accounts receivables.

In August 2014, the Company offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.8 million and are expected to be used for working capital and general corporate purposes including the continued expansion of the company’s sales force and increasing inventory levels to support anticipated future growth.  The offering closed on August 6, 2014.

Net cash used in operating activities the first six months of 2014 was $3,870,561. This was primarily related to cash used to fund our operations offset by changes in accounts payable.  For the comparable period of 2013, net cash used in operating activities was $3,554,888.

Net cash used in investing activities for the first six months of 2014 was $79,131, primarily due to the purchase of property and equipment.

Net cash provided by financing activities was $3,892,771 for the first six months of 2014, which was primarily related to the extension of credit by ROS in the first quarter of 2014.

See Note 14 “Subsequent Events” for information regarding the equity offering in August 2014.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our June 30, 2014 cash on hand and accounts receivable balance of $7,887,559, combined with the net proceeds from our recent public offering, along with anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through June 30, 2015.  We incurred approximately $16 million in sales and marketing expenses in 2013 and expect to incur $17 million in 2014 based upon our current sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Exchange Act) as of June 30, 2014.  Based upon that evaluation, we concluded that as of June 30, 2014, our disclosure controls and procedures were adequate.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15 (f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework Internal Control — Integrated Framework as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was adequate as of June 30, 2014.

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

On July 9, 2014, a complaint was served on the Company in the following action in the United States District Court, District of New Jersey:  Middlebury Securities, LLC v. Bacterin International, Inc., Case Number 2:14-CV-03905-WJM-MF.  The complaint alleges that Bacterin owes Middlebury an $80,000 fee, along with $80,000 in warrants, in connection with the March 6, 2014 extension of credit by ROS Acquisition Offshore LP, a Cayman Islands Exempted Limited Partnership.   Bacterin believes this case lacks merit because there is no agreement between the parties regarding the transaction in question.

On July 14, 2014, a complaint was served on the Company in the following action in the United States Bankruptcy Court, Southern District of New York, In re:  Rodman & Renshaw, LLC, Debtor, Case No. 13-10087 (REG):  YANN GERON, Chapter 7 Trustee of the Estate of Rodman & Renshaw, LLC, Plaintiff, against Bacterin International Holdings, Inc.  The complaint alleges that Bacterin owes a $150,000 investment banking fee in connection with Bacterin’s April 2012 accounts receivable credit facility with MidCap Financial LLC.  Bacterin believes this case lack merit because the accounts receivable credit facility was not a debt or equity security covered by the engagement letter.

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

Our continued listing on the NYSE MKT is at risk.  On May 13, 2013, we received a deficiency notice from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance.  If we fail to achieve $6,000,000 in shareholder equity by the end of the extension period, we will be delisted from the NYSE MKT.  There can be no assurance that we will remain listed on the NYSE MKT.

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

We may need to split the proceeds from future offerings with ROS Acquisition Offshore LP

Our credit agreement with ROS includes an obligation on our part to split the net proceeds from equity offerings evenly with ROS above $15 million in the aggregate.  So far we have not exceeded the $15 million threshold; however, future offerings may, when combined with previous offerings, take us above the $15 million threshold in the aggregate, at which point we would be obligated to split the net proceeds of any such future offering evenly with ROS. This would reduce the net proceeds to us, which may affect our ability to raise capital in the future.

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

In 2010 federal legislation, the Patient Protection and Affordable Care Act (PPACA), to reform the United States healthcare system was enacted into law. The law was upheld by a Supreme Court decision announced in June 2012. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. Among other things, the

PPACA imposes a 2.3 percent excise tax on medical devices, which applies to United States sales of our medical device products, including our wound drains and OsteoSelect® DBM putty. Due to multi-year pricing agreements and competitive pricing pressure in our industry, there can be no assurance that we will be able to pass the cost of the device tax on to our customers. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. We cannot predict the impact of this legislation or other healthcare programs and regulations that may ultimately be implemented at the federal or state level, the effect of any future legislation or regulation in the United States or internationally or whether any changes will have the effect of lowering prices for our products or reducing medical procedure volumes.

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

If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements.

The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances, premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a premarket approval application. Where we determine that modifications to our products require a new 510(k) clearance or premarket approval, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Future products may require FDA clearance of a 510(k) or approval of a PMA. In addition, future products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Clinical trials can be long, expensive and ultimately uncertain which could jeopardize our ability to obtain regulatory approval and market our products.

Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. In addition, the commencement or completion of any clinical trial may be delayed or halted for numerous reasons, including, but not limited to patients not enrolling in clinical trials at the rate we expect, patients experiencing adverse side effects, third party contractors failing to perform in accordance with our anticipated schedule or consistent with good clinical practices, inclusive or negative interim trial results or our inability to obtain sufficient quantities of raw materials to produce our products. Clinical trials often take several years to execute. The outcome of any trial is uncertain and may have a significant impact on the success of our current and future products and future profits. Our development costs may increase if we have material delays in clinical trials or if we need to perform more or larger clinical trials than planned. If this occurs, our financial results and the commercial prospects for our products may be harmed. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the United States.

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

unanticipated expenditures to address or defend such actions customer notifications for repair, replacement, refunds;

recall, detention or seizure of our products;

operating restrictions or partial suspension or total shutdown of production;

refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

operating restrictions;

withdrawing 510(k) clearances or HDE or PMA approvals that have already been granted;

refusal to grant export approval for our products; or

criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

We face risks and uncertainties relating to an ongoing inspection and Warning Letter.

We received a Warning Letter from the FDA on January 28, 2013 concerning the facility located at 600 Cruiser Lane, Belgrade, MT (Site 600). The Warning Letter addressed issues regarding aspects of Bacterin’s quality system with a focus on OsteoSelect DBM Putty which is both a tissue and a device. We responded to the Warning Letter on February 2, 2013, and provided periodic response updates on March 20, 2013, April 15, 2013 and May 20, 2013. We developed and implemented a corrective action strategy that we believed addressed all of FDA’s concerns. While we believe that we have developed and have implemented a corrective action strategy that we believe addresses all of FDA’s concerns, there is a chance that FDA will not agree with our proposed corrective actions. If FDA does not agree with our proposed actions, they could issue another Warning Letter, request that we take additional actions, or take additional enforcement actions. FDA conducted a re-inspection of Site 600 from July 8, 2013 to July 12, 2013, which evaluated the completion of the corrective actions and resulted in the issuance of an unrelated FDA-Form 483 on July 12, 2013. We responded to the FDA-Form 483 on August 1, 2013, and provided periodic response updates on August 13, 2013, September 26, 2013, October 31, 2013 and December 4, 2013. On October 29, 2013, we received an Establishment Inspection Report (EIR) for this re-inspection. At this time, we do not know whether or when FDA will conduct an additional follow up inspection. In addition, from July 22, 2013 to August 2, 2013, FDA conducted a tissue-focused inspection of Site 600 which resulted in an FDA-Form 483. We responded to the FDA-Form 483 on August 22, 2013. At this time, we do not know whether this inspection will lead to an enforcement action or when FDA will close out this inspection.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. Under FDA HCT/P reporting regulations, we are required to report all adverse reactions involving a communicable disease if it is fatal, life threatening, or results in permanent impairment of a body function or permanent damage to body structure. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

Our promotional materials and training methods for physicians must comply with FDA and other applicable laws and regulations. We believe that the specific surgical procedures for which our products are marketed fall within the scope of the surgical applications that have been cleared by the FDA. However, the FDA could disagree and require us to stop promoting our products for those specific procedures until we obtain FDA clearance or approval for them. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

If we or our suppliers fail to comply with ongoing FDA or other regulatory authority requirements pertaining to Human Tissue Products, these products could be subject to restrictions or withdrawal from the market.

Human tissues intended for transplantation have been regulated by the FDA since 1993. Over the course of several years, the FDA issued comprehensive regulations that address manufacturer activities associated with human cells, tissues and cellular and tissue-based products, or HCT/Ps. The first requires that companies that produce and distribute HCT/Ps register with the FDA. This set of regulations also includes the criteria that must be met in order for the HCT/P to be eligible for marketing solely under Section 361 of the PHS Act and the regulations in 21 CFR Part 1271, rather than under the drug or device provisions of the FD&C Act or the biological product licensing provisions of the PHS Act. The second set of regulations provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third rule governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule. The “Current Good Tissue Practices” rule covers all stages of allograft processing, from procurement of tissue to distribution of final allografts. Together these regulations are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to recipients.

These regulations increased regulatory scrutiny within the industry in which we operate and have led to increased enforcement action which affects the conduct of our business. In addition, these regulations can increase the cost of tissue recovery activities. The FDA periodically inspects tissue processors to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of the Current Good Tissue Practices, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities. If our suppliers fail to comply with applicable requirements, our products and our business could be negatively affected. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

In addition, the FDA could disagree with our conclusion that some of our HCT/Ps meet the criteria for marketing solely under Section 361 of the PHS Act, and therefore do not require approval or clearance of a marketing application. For our HCT/Ps that are not combined with another article, the FDA could conclude that the tissue is more than minimally manipulated, that the product is intended for a non-homologous use, or that the product has a systemic effect or is dependent on the metabolic activity of living cells for its effect. If the FDA were to draw these conclusions, it would likely require the submission and approval or clearance of a marketing application in order for us to continue to market the product. Such an action by the FDA could cause negative publicity, decreased or discontinued product sales, and significant expense in obtaining required marketing approval or clearance.

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

Many companies to which we supply our products also are subject to extensive regulation by the U.S. Food and Drug Administration. Their failure to meet strict regulatory requirements could adversely affect our business.

Medical devices that incorporate coatings technology are subject to extensive regulation by the FDA and equivalent foreign regulatory authorities. Generally, any medical device manufacturer that wishes to incorporate our coatings technology into its products will be responsible for obtaining FDA clearance or approval for the medical devices it intends to market though we will assist in the 510(k) or PMA filing submitted by licensees. Some of these products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA process can take several months to several years in the United States. The time required to obtain approval for international sales may be longer or shorter, depending on the laws of the particular country. There can be no assurance that our licensees will be able to obtain FDA or international approval on a timely basis. The FDA may not approve or clear these customer products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our licensees’ requests for 510(k) clearance or premarket approval of their products. Failure to receive clearance or approval for our licensees’ products would have an adverse effect on our ability to expand our business.

Approval or clearance may place substantial restrictions on the indications for which the licensees’ products may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Changes in regulations or adoption of new regulations could also cause delays in obtaining product approval. In addition, regulatory approval is subject to continuing compliance with regulatory standards, and product approval is subject to withdrawal if a licensee fails to comply with standards, or if an unforeseen event should occur concerning a product. Significant delays in obtaining product approval could have a significantly detrimental impact on our business.

In addition, modifications to our licensees’ products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or require them to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA may not approve or clear these product modifications for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our licensees’ requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Failure of our licensees to receive clearance or approval for new or modified products would have an adverse effect on our ability to supply our product.

Finally, FDA and equivalent foreign regulatory authorities may conduct periodic audits or inspections of our licensees’ facilities to monitor their compliance with applicable regulatory standards. If the FDA finds that a facility has failed to comply with applicable regulations, the agency can institute a wide variety of enforcement actions, ranging from warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, products; withdrawal or suspension of approval of products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution. Any adverse action by an applicable regulatory agency could impair our licensees’ ability to produce products and thus could significantly increase our costs and impact our ability to provide our products to them.

Federal regulatory reforms may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

For example, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. For example, in 2011, the FDA initiated a review of the premarket clearance process in response to internal and external concerns regarding the 510(k) program, announcing 25 action items designed to make the process more rigorous and transparent. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, or the FDASIA, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. The FDA has implemented, and continues to implement, these reforms, which could impose additional regulatory requirements upon us and delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. For example, the FDA recently issued guidance documents intended to explain the procedures and criteria the FDA will use in assessing whether a 510(k) submission meets a minimum threshold of acceptability and should be accepted for review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with the identified information, but if the information is not provided within a defined time, the submission will not be accepted for FDA review. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

we were the first to file patent applications for these inventions;

others will not independently develop similar or alternative technologies or duplicate any of our technologies;

any of our pending patent applications will result in issued patents;

any of our issued patents or those of our licensors will be valid and enforceable;

any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

we will develop additional proprietary technologies that are patentable;

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

The market price for securities of biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our securities.

Factors that may have a significant impact on the market price and marketability of our securities include:

announcements of technological innovations or new commercial products by us, our collaborative partners or our present or potential competitors;

our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

our quarterly operating results;

developments or disputes concerning patent or other proprietary rights;

developments in our relationships with employees, suppliers or collaborative partners;

acquisitions or divestitures;

litigation and government proceedings;

adverse legislation, including changes in governmental regulation;

third-party reimbursement policies;

changes in securities analysts’ recommendations;

short selling;

changes in health care policies and practices;

halting or suspension of trading in our common stock by the NYSE MKT;

economic and other external factors; and

general market conditions.

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

If securities or industry analysts publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who covers us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4    Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

3.1

Restated Certificate of Incorporation (filed as Exhibit 3.1 to Form 10-Q filed November 14, 2011, incorporated by reference herein); Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Form 8-K filed July 25, 2014)

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer