Form 10-Q
period 2014-09-30
Bacterin International Holdings, Inc.
filed 2014-11-07
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 3, 2014: 6,675,134

1

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

  our ability to remain listed on the NYSE MKT exchange;
  our ability to increase revenue;
  our ability to obtain financing on reasonable terms;
  our ability to comply with the covenants in our credit facility;
  our ability to maintain sufficient liquidity to fund our operations;
  the ability of our sales force to achieve expected results;
  our ability to remain competitive;
  government regulations;
  our ability to expand our production capacity;
  our ability to innovate and develop new products;
  our ability to obtain donor cadavers for our products;
  our ability to engage and retain qualified technical personnel and members of our management team;
  government and third-party coverage and reimbursement for our products;
  our ability to obtain regulatory approvals;
  our ability to successfully integrate future business combinations or acquisitions;
  product liability claims and other litigation to which we may be subjected;
  product recalls and defects;
  timing and results of clinical studies;
  our ability to obtain and protect our intellectual property and proprietary rights;
  infringement and ownership of intellectual property;
  influence by our management; and
  our ability to issue preferred stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	As of
	2014	December 31,
	(unaudited)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,953,279	$3,046,340
Trade accounts receivable, net of allowance for doubtful accounts of $1,463,046 and $1,309,859, respectively	4,294,496	4,793,834
Inventories, net	11,139,471	10,753,600
Prepaid and other current assets	808,213	574,910
Total current assets	23,195,459	19,168,684

Non-current inventories	1,635,380	2,119,952
Property and equipment, net	4,767,137	5,180,556
Intangible assets, net	649,119	586,965
Other assets	1,566,059	1,821,471

Total Assets	$31,813,154	$28,877,628

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$3,893,250	$2,767,639
Accounts payable - related party	406,669	647,844
Accrued liabilities	1,947,328	3,585,037
Warrant derivative liability	2,018,234	1,594,628
Current portion of capital lease obligations	109,235	171,926
Current portion of royalty liability	951,500	836,750
Current portion of long-term debt	49,918	47,727
Total current liabilities	9,376,134	9,651,551

Long-term Liabilities:
Capital lease obligation, less current portion	9,782	73,777
Long term royalty liability, less current portion	6,425,500	6,609,232
Long-term debt, less current portion	20,459,494	16,385,245
Total Liabilities	36,270,910	32,719,805

Commitments and Contingencies
Stockholders' (Deficit) Equity
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and
outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 6,684,551 shares issued and outstanding as of September 30, 2014 and 5,343,282 shares issued and outstanding as of December 31, 2013	7	5
Additional paid-in capital	63,107,378	56,516,491
Accumulated deficit	(67,565,141)	(60,358,673)
Total Stockholders’ Deficit	(4,457,756)	(3,842,177)

Total Liabilities & Stockholders’ Deficit	$31,813,154	$28,877,628

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Tissue sales	$8,246,325	$7,710,256	$25,712,586	$24,430,158
Royalties and other	207,179	219,727	537,821	385,480
Total Revenue	8,453,504	7,929,983	26,250,407	24,815,638

Cost of tissue and medical devices sales	3,017,734	3,318,327	9,718,952	10,011,687

Gross Profit	5,435,770	4,611,656	16,531,455	14,803,951

Operating Expenses
General and administrative	2,282,386	2,726,586	6,664,982	7,652,958
Sales and marketing	3,927,028	4,053,679	12,387,459	12,057,389
Research and development	378,252	37,742	955,111	224,739
Depreciation and amortization	58,763	97,923	216,343	304,771
Non-cash consulting expense	39,697	43,153	81,924	11,924
Total Operating Expenses	6,686,126	6,959,083	20,305,819	20,251,781

Loss from Operations	(1,250,356)	(2,347,427)	(3,774,364)	(5,447,830)

Other Income (Expense)
Interest expense	(1,498,508)	(1,197,370)	(4,216,109)	(3,436,006)
Change in warrant derivative liability	1,653,425	(849,288)	1,038,190	246,337
Other (expense)	(70,344)	17,551	(253,289)	108,616

Total Other Income (Expense)	84,573	(2,029,107)	(3,431,208)	(3,081,053)

Net Loss	$(1,165,783)	$(4,376,534)	$(7,205,572)	$(8,528,883)

Net loss per share:
Basic	$(0.19)	$(0.85)	$(1.26)	$(1.83)
Dilutive	$(0.19)	$(0.85)	$(1.26)	$(1.83)

Shares used in the computation:
Basic	6,233,751	5,161,631	5,711,452	4,661,135
Dilutive	6,233,751	5,161,631	5,711,452	4,661,135

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(7,205,572)	$(8,528,883)
Noncash adjustments:
Depreciation and amortization	498,343	586,771
Non-Cash Interest	387,294	(78,408)
(Gain) loss on sale of fixed assets	33,373	(500)
Amortization of debt discount	1,207,859	917,153
Non-cash consulting expense/stock option expense	938,785	603,058
Provision for losses on accounts receivable and inventory	601,190	1,197,669
Change in derivative warrant liability	(1,038,190)	(246,337)
Increase of contingent liability	-	(91,740)
Changes in operating assets and liabilities:
Accounts receivable	346,151	970,971
Inventories	(350,198)	265,396
Prepaid and other assets	22,109	291,375
Accounts payable	884,436	(635,973)
Accrued liabilities	(1,495,107)	(428,751)
Net cash used in operating activities	(5,169,527)	(5,178,199)

Investing activities:
Purchases of property and equipment and intangible assets	(190,601)	(633,393)
Proceeds from sale of fixed assets	10,149	(10,149)
Net cash used in investing activities	(180,452)	(643,542)

Financing activities:
Proceeds from issuance of debt	4,000,000	-
Payments on long-term debt	(492,695)	(34,308)
Payments on capital leases	(126,686)	(110,045)
Proceeds from the exercise of options	6,666	27,575
Net proceeds from issuance of stock	5,869,633	4,450,002
Net cash provided by financing activities	9,256,918	4,333,224

Net change in cash and cash equivalents	3,906,939	(1,488,517)

Cash and cash equivalents at beginning of period	3,046,340	4,926,066
Cash and cash equivalents at end of period	$6,953,279	$3,437,549

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)     Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Bacterin International, Inc., a Nevada corporation, (collectively, the “Company” or “Bacterin”). All intercompany balances and transactions have been eliminated in consolidation. Bacterin’s biologics division develops, manufactures and markets biologics products to domestic and international markets.  Bacterin’s proprietary methods are used in human allografts to create scaffolds and promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and regeneration in knee and other joint surgeries.

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

The accompanying interim condensed consolidated financial statements of Bacterin for the three and nine months ended September 30, 2014 and 2013 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2014.

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

Reverse Stock Split

The Company completed a 1:10 reverse split of its common stock, effective at the close of business on Friday, July 25, 2014 and in effect for trading purposes on Monday, July 28, 2014. The reverse stock split was approved by the Company's shareholders at the 2014 Annual Meeting of Shareholders on June 11, 2014.  All references to common shares, stock option, restricted stock units, warrants, and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Public Offering

In August 2014, the Company offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.9 million and will be used for working capital and general corporate purposes, including the continued expansion of the company's sales force and increasing inventory levels to support anticipated future growth.  The offering closed on August 6, 2014.

The warrants have a five year term and expire on August 6, 2019.  The Company utilizes a valuation model to determine the fair market value and accounts for the value as a warrant derivative liability (see "Derivative Instruments" below).  Also, see Note 9, "Warrants" below.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 98% of sales were in the United States for both the nine months ended September 30, 2014 and 2013.  No single customer accounted for more than 10% of revenue or accounts receivable for the nine months ended September 30, 2014 and 2013.  The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at September 30, 2014.

Revenue by geographical region is as follows:

	Nine months ended September 30 ,
	2014	2013
United States	$25,792,878	$24,285,028
Rest of World	457,529	530,610
	$26,250,407	$24,815,638

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

Reclassifications

Certain comparative balances for the three and nine months ended September 30, 2013 have been reclassified to make them consistent with the current year presentation. The reclassifications had no effect on the net income for 2013.

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

Derivative Instruments

The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 “Accounting for Derivative Instruments and Hedging Activities”. The only derivative instruments presented in the accompanying consolidated financial statements relate to warrants issued in connection with certain debt and equity financings. The Company has not designated its warrant derivative liability as a hedging instrument as described in ASC 815 and any change in the fair market value of the warrant derivative liability is recognized in the consolidated statement of operations during the period of change. See Note 9, “Warrants” below.

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

Accounts Payable - Related Party

Accounts payable to a related party includes amounts due to American Donor Services and West Coast Tissue Services,  as suppliers of donors to the Company for 2014 and 2013. See Note 13, “Related Party Transactions” below.

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

The Company ships to certain customers under consignment arrangements whereby the Company’s product is stored by the customer.  The customer is required to report the use to the Company and upon such notice, the Company invoices the customer and revenue is recognized when above criteria have been met.

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with RyMed and Bard Access Systems. Revenue under these agreements represented less than 2% of total revenue for the three and nine months ended September 30, 2014 and 2013.

Non-Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are measured at fair value at each reporting date, recognized ratably over the vesting period and are recorded in non-cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $29,027 and $291,796 for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new technologies and processes for tissue and coatings, are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for deferred taxes as prescribed under FASB ASC 740, "Accounting for Income Taxes".  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. See Note 11, “Income Taxes” below.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recorded during the nine months ended September 30, 2014 or 2013.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2014 and 2013, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 2,428,786 and 1,877,948 outstanding stock options and warrants after the 1:10 reverse split for the nine months ended September 30, 2014 and 2013, respectively, are anti-dilutive.

Stock-Based Compensation

The Company records stock-compensation expense according to the provisions of FASB ASC 718 “Compensation – Stock Compensation”.  Under ASC 718, stock-based compensation costs are recognized based on the estimated fair value at the grant date for all stock-based awards.  The Company estimates grant date fair values using the Black-Scholes-Merton option pricing model, which requires assumptions of the life of the award and the stock price volatility over the term of the award.  The Company records compensation cost of stock-based awards using the straight line method, which is recorded into earnings over the vesting period of the award. Pursuant to the income tax provisions included in ASC 718-740, the Company has elected the “short cut method” of computing its hypothetical pool of additional paid-in capital that is available to absorb future tax benefit shortfalls.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the nine months ended September 30, 2014 and 2013, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of September 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis:

Accrued stock compensation

	As of September 30, 2014	As of December 31, 2013
Level 1	$-	$211,212
Level 2	-	-
Level 3	-	-

The valuation technique used to measure fair value of the accrued stock compensation is based on quoted stock market prices.

Warrant derivative liability

	As of September 30, 2014	As of December 31, 2013
Level 1	-	-
Level 2	-	-
Level 3	$2,018,234	$1,594,628

The valuation technique used to measure fair value of the warrant liability is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ending September 30, 2014:

Warrant derivative liability

Balance at January 1, 2014	$1,594,628
Warrants issued with stock offering	1,461,796
Gain recognized in earnings	(1,038,190)
Balance at September 30, 2014	$2,018,234

During the nine months ended September 30, 2014, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2016. ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting.  Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted. The Company will evaluate the going concern considerations in this ASU, but has not elected early application.

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

The Company recently completed a 1:10 reverse split of its common stock, effective at the close of business on Friday, July 25, 2014 and in effect for trading purposes on Monday, July 28, 2014. The reverse stock split was approved by the company's shareholders at the 2014 Annual Meeting of Shareholders held June 11, 2014.

In August 2014, the Company offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.9 million and are expected to be used for working capital and general corporate purposes including the continued expansion of the company's sales force and increasing inventory levels to support anticipated future growth.  The offering closed on August 6, 2014.

The warrants have five year term and expire on August 6, 2019.  The Company utilizes a valuation model to determine the fair market value and accounts for the value as a warrant derivative liability (See Note 1, Derivative Instruments" above). Aslo, see Note 9, "Warrants" below.

(3)   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Current inventories
Raw materials	$3,713,094	$2,710,091
Work in process	2,704,918	3,333,672
Finished goods	6,035,366	5,775,813
	12,453,378	11,819,576
Reserve for obsolescence	(1,313,907)	(1,065,976)
Current inventories, total	11,139,471	10,753,600
Non-current inventories
Finished goods	3,056,910	3,341,411
Reserve for obsolescence	(1,421,530)	(1,221,459)
Non-current inventories, total	1,635,380	2,119,952
Total inventories	$12,774,851	$12,873,552

(4)   Property and Equipment, Net

Property and equipment, net are as follows:

	September 30,	December 31,
	2014	2013
Buildings	$1,658,396	$1,653,263
Equipment	5,154,048	5,768,478
Computer equipment	257,155	312,650
Computer software	291,732	395,146
Furniture and fixtures	153,834	170,118
Leasehold improvements	2,381,161	1,808,461
Vehicles	41,099	41,099
Total cost	9,937,425	10,149,215
Less: accumulated depreciation	(5,170,288)	(4,968,659)
	$4,767,137	$5,180,556

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of September 30, 2014, the Company has recorded $443,060 gross assets in Property and Equipment, and $172,815 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the first nine months of 2014 and 2013 was $233,547 and $198,986, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first nine months of 2014 and 2013 was $440,397 and $530,020, respectively.

(5)   Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	September 30, 2014	December 31, 2013
Intellectual Property
Gross carrying value	$1,011,133	$891,034
Accumulated amortization	(362,014)	(304,069)
Net carrying value	$649,119	$586,965

Aggregate amortization expense for the nine months ended September 30, 2014 and 2013, respectively:	$57,946	$56,750

The following is a summary of estimated future amortization expense for intangible assets as of September 30, 2014:

Remainder of 2014	$32,424
2015	108,273
2016	62,130
2017	62,123
2018	61,069
Thereafter	323,100
Total	$649,119

(6)   Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Accrued stock compensation	$-	$211,212
Wages/commissions payable	1,325,866	1,728,576
Other accrued expenses	621,462	1,645,249
	$1,947,328	$3,585,037

(7)   Long-term Debt

On August 24, 2012, the Company entered into a Credit Agreement with ROS, which provided for an initial $20 million term loan.  The Credit Agreement also provided for an additional $5 million upon achievement prior to December 31, 2013 of certain revenue objectives, which were not achieved. On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement which allowed us to borrow an additional $4 million in exchange for 150,000 shares of our common stock.  The loan carries an interest rate of LIBOR plus 12.13%, subject to a LIBOR floor rate of 1.0%. Bacterin also agreed to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000 for ten years. Upon the occurrence of a defined event of default, ROS has the option to require the Company to purchase from ROS all of its rights to the remaining royalty payments that will become due in accordance with the royalty agreement (the “ROS Put Option”).  The ROS Put Option meets the definition of an embedded derivative and we concluded it had an immaterial value at September 30, 2014 and 2013.

As such, the Company has not recorded a derivative liability related to the ROS Put Option and has not recognized any change in the fair value of this derivative liability in the consolidated financial statements because the impact is immaterial.  Management will reassess the fair value of the embedded derivative instrument at each reporting period and record if and when it becomes material to the consolidated financial statements.  Bacterin has the right to repurchase the loan and royalty interest at amounts to be determined based on the date of repurchase, less the amount of prior principal, interest and royalty payments.  We will also have to pay fees, currently in the amount of 3.5% of the aggregate principal amount of the loan, as a result of waivers and modifications we have received in connection with the financial covenants in the Credit Agreement. The loan is secured by substantially all of our assets. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of $7,377,000. The debt discount will be amortized to interest expense over the seven year term of the loan using the effective interest method. The royalty liability will be accreted to $13.8 million through interest expense over the ten year term of the royalty agreement using the effective interest method.

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

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$24,000,000	$20,000,000
Adjustment fee payable to ROS Acquisition Offshore, due in August 2019	700,000	700,000
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,338,611	1,375,030
	26,038,611	22,075,030
Less: current portion	(49,918)	(47,727)
Debt discount	(5,529,199)	(5,642,058)
Long-term debt	$20,459,494	$16,385,245

The following is a summary of maturities due on the debt as of September 30, 2014:

Remainder of 2014	$12,201
2015	50,671
2016	4,053,796
2017	8,057,114
2018	8,060,637
Thereafter	5,804,192
Total	$26,038,611

The following is a summary of estimated future royalty payments as of September 30, 2014:

Remainder of 2014	$213,250
2015	1,000,750
2016	1,229,250
2017	1,360,250
2018	1,462,750
Thereafter	7,201,575
Total	$12,467,825

(8)   Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 900,000 shares are authorized under the Plan and at September 30, 2014, we had approximately 58,000 shares available for issuance. Shares issued under the Plan may be authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the statement of operations for the nine months ended September 30, 2014 and 2013 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. The Company utilizes historical employee termination behavior to determine the estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.  An assumed forfeiture rate of 20% was used for the first nine months of 2014.

In August 2013, the Company granted our Chief Executive Officer an option to purchase 200,000 shares of our common stock outside of the Plan, and in July 2014, the Company granted our President an option to purchase 55,000 shares of our common stock outside of the Plan (collectively the “Non-Plan Grants”).

Stock option activity under the Plan, plus the Non-Plan Grants, was as follows:

	2014			2013
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	758,328	$14.90	$8.60	526,653	$20.20	$10.30
Granted	169,200	5.78	5.00	333,125	6.30	5.30
Exercised	(6,666)	10.00	0.04	(23,000)	1.00	0.60
Cancelled or expired	(147,396)	19.95	9.20	(72,900)	17.80	9.00
Outstanding at September 30	773,466	$11.99	$7.10	763,878	$14.90	$8.60
Exercisable at September 30	297,962	$17.03	$6.50	253,153	$20.30	$9.80

The aggregate intrinsic value of options outstanding as of September 30, 2014 is approximately $73,000. The aggregate intrinsic value of exercisable options as of September 30, 2014 is approximately $73,000. As of September 30, 2014, there were 218,774 unvested options with a weighted average fair value at the grant date of $8.41 per option. As of September 30, 2014, there is approximately $861,000 of compensation expense related to unvested awards not yet recognized.

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

The restricted stock awards generally vest over three to five year periods. The Company recognized non-cash consulting expense for the first nine months of 2014 and 2013 was $81,924 and $11,924 respectively.

Total share based compensation recognized for employees and consultants were $938,785 and $603,058 for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2014:

Shares
Outstanding at January 1, 2014	30,850
Awarded	-
Cancelled	(7,000)
Vested	(8,484)
Outstanding at September 30, 2014	15,366

(9)   Warrants

The following table summarizes our warrant activities for the nine months ended September 30, 2014:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2014	1,087,820	$16.20
Issued	571,500	7.12
Exercised	-	-
Expired	(4,000)	20.00
Outstanding at September 30, 2014	1,655,320	$13.06

We utilize a valuation model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $1,038,190 resulting from the change in the fair value of the warrant derivative liability for the first nine months of 2014. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the validation model with the following weighted-average assumptions:

	Nine months ended
	September 30,
	2014	2013
Value of underlying common stock (per share)	$4.48	$6.80
Risk free interest rate	1.81%	0.72%
Expected term	5.25 years	5. 96 years
Dividend yield	0%	0%
Volatility	58%	63%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the nine months ended September 30, 2014 and 2013:

	2014	2013
Balance at January 1	600,192	164,971
Derivative warrants issued	571,500	435,221
Derivative warrants exercised	-	-
Balance at September 30	1,171,692	600,192

(10)   Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2019 and 2023. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of September 30, 2014, under these leases, are as follows:

Remainder of 2014	$85,577
2015	300,236
2016	269,400
2017	269,400
2018	269,400
Thereafter	725,940
Total	$1,919,953
18

Rent expense was $245,884 and $204,180 for the nine months ended September 30, 2014 and 2013, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

On July 9, 2014, a complaint was served on the Company in the following action in the United States District Court, District of New Jersey:  Middlebury Securities, LLC v. Bacterin International, Inc., Case Number 2:14-CV-03905-WJM-MF.  The complaint alleges that Bacterin owes Middlebury an $80,000 fee, along with $80,000 in warrants, in connection with the March 6, 2014 extension of credit by ROS.   Bacterin believes this case lacks merit because there is no agreement between the parties regarding the transaction in question.

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

NYSE MKT Deficiency Notice

On May 13, 2013, we received a deficiency notice from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance. If we fail to achieve $6,000,000 in shareholder equity by the end of the extension period, our common stock will most likely be delisted from the NYSE MKT. We continue to evaluate various opportunities that may increase our shareholder equity, and we understand there is an appeal process, but as of the date of this filing, we are not in compliance with the NYSE MKT continued listing requirements, and we do not expect to achieve compliance with the NYSE MKT continued listing requirements by November 13, 2014.

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

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2014 and 2013.

(12)   Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,379,439	$3,436,006
Non-cash activities:
Net shares issued for non-cash consulting expense	$81,924	$157,561
Issuance of shares related to debt issuance	$1,095,000	$-
Issuance of restricted stock to employees	$142,601	$-

(13)   Related Party Transactions

Guy Cook was our President, Chief Executive Officer and Chairman of our Board of Directors until April 5, 2013, when he resigned. Mr. Cook has advised us that he is currently an owner and executive officer of Lattice Biologics, Inc., a competitor of ours that was formerly known as International Biologics, LLC. International Biologics, LLC was a former customer of Bacterin and was indebted to us in the amount of approximately $33,468, which was paid.

Mr. Cook assisted unrelated parties in the initial capitalization of Holgan, LLC, a former stocking distributor that purchased a bulk shipment of products from Bacterin at a discount in 2012 (“Holgan”). Holgan subsequently obtained financing from Lacuna Hedge Fund LLLP (“Lacuna”), formerly a significant Bacterin shareholder. Holgan failed to fully pay for the products it acquired from Bacterin and defaulted under its credit agreement with Lacuna. We reached a settlement with Lacuna whereby we paid Lacuna $350,000 in exchange for a release of all claims Lacuna may have against Bacterin and its current and former directors and officers, and we understand that Mr. Cook’s new company Lattice purchased substantially all of the Bacterin products held by Holgan, with the proceeds to be paid to Lacuna.

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

Mr. Cook also formerly served as a board member of West Coast Tissue Services (“WCTS”) and American Donor Services (“ADS”). Mr. Cook did not receive any compensation for his board service from either entity. Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a former director, also serve on the board of ADS, and Mr. Godfrey also serves as secretary and treasurer for ADS. Mssrs. Godfrey and Holmes receive $5,000 per year for their service to ADS. ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS for the nine months ended September 30, 2014 and 2013 was $98,600 and $577,200, respectively, and the approximate aggregate amount of all transactions with ADS for the nine months ended September 30, 2014 and 2013 was $1,900,952 and $1,558,360, respectively. These relationships have benefited us, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success.

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

(14)   Subsequent Event

The Company evaluated events up to the filing date of these interim financial statements and determined that no subsequent activity required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our ability to remain listed on the NYSE MKT, our ability to comply with the covenants in our credit facility, our ability to obtain financing on reasonable terms, the intended usage and markets for our products and services, the market for our common stock, the ability of our sales force to achieve expected results; and our liquidity, results of operations, and ability to meet our anticipated cash requirements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

Revenue

Total revenue for the third quarter ended September 30, 2014 increased 6.6% to $8,453,504 compared to $7,929,983 for the third quarter of 2013. The increase of $523,521 was due to an increase in volume of sales.

Cost of Tissue Sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales decreased by 9.1% or $300,593 to $3,017,734 for the third quarter of 2014 from $3,318,327 for the third quarter of 2013. As a percentage of sales, cost of sales was 35.7% of revenues for the third quarter of 2014 compared to 41.8% for the third quarter of 2013. The decrease was largely the result of write-offs of expired inventory in 2013 and improved processes.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation. Operating expenses decreased 3.9%, or $272,958, for the three months ended September 30, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 16.3%, or $444,200, to $2,282,386, for the third quarter of 2014 compared to the third quarter of 2013.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses decreased 3.1%, or $126,651, to $3,927,028 for the three months ended September 30, 2014 from $4,053,679 for the comparable prior year period. As a percentage of revenue, selling and marketing expenses decreased to 46.5% in the third quarter of 2014 from 51.1% in the third quarter of 2013. The decreases were primarily the result of lower commission costs.

Research and Development

Research and Development expenses primarily consist of personnel costs and disbursements related to research and development projects. Research and Development expenses increased 902% or $340,510 from $37,742 in the third quarter of 2013 to $378,252 for the third quarter of 2014. The increase is due to increased spending on research and development projects and the transfer of research and development personnel expenses from General and Administrative to Research and Development.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 40% to $58,763 for the three months ended September 30, 2014 from $97,923 for the three months ended September 30, 2013. The decrease reflects more assets being fully depreciated as of September 30, 2014.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense decreased $3,456 to $39,697 for the third quarter of 2014 from $43,153 in the third quarter of 2013. The decrease is due to fluctuations and changes in the stock price.

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items. Other expenses decreased 104.2%, or $2,113,680, for the quarter ended September 30, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

Interest Expense

Interest expense is from our promissory notes. Interest expense for the third quarter of 2014 increased $301,138 to $1,498,508 as compared to $1,197,370 in the third quarter of 2013. The increase was the result of a higher average debt balance.

Change in Warrant Derivative Liability

For the third quarter of 2014, the Company recorded income from a decrease in its warrant derivative liability of $1,653,425 based upon the decrease in the closing price of the Company’s common stock at September 30, 2014 compared to June 30, 2014. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing, the Company’s 2013 equity financing, which contain anti dilution adjustment provisions, and the Company's 2014 equity financing, which contain adjustment provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income-Other Expense

Other Expense for the third quarter of 2014 increased by $87,895 to $70,344 as compared to Other Income of $17,551 in the third quarter of 2013.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Revenue

Total revenue for the nine months ended September 30, 2014 increased 5.8% compared to $26,250,407 for the first nine month of 2014 compared to $24,815,638 for the first nine months of 2013.  This increase in revenue is due to improved sales force productivity realized through a restructuring of the sales function.

Cost of Tissue Sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs.  Costs of tissue sales decreased by 2.9% or $292,735 to $9,718,952 for the first nine months of 2014 from $10,011,687 for the first nine months of 2013.  As a percentage of sales, cost of sales was 37.0% of revenues for the first nine months of 2014 compared to 40.3% for the first nine months of 2013.  The decrease was largely the result of write-offs of expired inventory in 2013 and improved processes.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased by $54,039 for the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 12.9%, or $987,976, to $6,664,982, for the first nine months of 2014 compared to the first nine months of 2013. The decrease is primarily due to headcount reductions made in March and May of 2013.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 2.7%, or $330,070, to $12,387,459 for the nine months ended September 30, 2014 from $12,057,389 for the comparable prior year period.  The increase is due to higher commissions earned by our direct sales force and independent distributors compared to the comparable prior period.  As a percentage of revenue, selling and marketing expenses decreased to 47.2% in the first nine months of 2014 from 48.6% in the first nine months of 2013.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for tissue and coatings.  Research and development expenses increased $730,372 or 325% from $224,739 for the nine months ended September 30, 2013 to $955,111 for the same period of 2014. The increase is due to increased spending on research and development projects and the transfer of research and development personnel expenses from General and Administrative to Research and Development.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 29% or $88,428 to $216,343 for the nine months ended September 30, 2014 from $304,771 for the nine months ended September 30, 2013. The decrease reflects more assets being fully depreciated as of September 30, 2014.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to consultants. Non-cash consulting expense increased $70,000 to $81,924 for the first nine months of 2014 from an expense of $11,924 in the first nine months of 2013..

Other Income (Expense)

Other expenses include interest, warrant derivative liability changes and other miscellaneous items.  Other expenses increased 11.4%, or $350,155, for the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to the reasons set forth below.

Interest Expense

Interest expense is from our promissory notes and capital leases. Interest expense for the first nine months of 2014 increased $780,103 to $4,216,109 as compared to $3,436,006 in the first nine months of 2013. The increase was the result of a higher average debt balance in 2014.

Change in Warrant Derivative Liability

For the first nine months of 2014, the Company recorded a gain in its non cash warrant derivative liability of $1,038,190, which was primarily driven by the decrease in the closing price of the Company’s common stock at September 30, 2014 compared to December 31, 2013. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing, and the Company’s 2013 equity financing, which contain anti dilution adjustment provisions, and the Company's 2014 equity financing which contain adjustment provisions requiring the Company to record changes in warrant derivative liability from period to period.

Other Income-Other Expense

Other Expense for the first nine months of 2014 increased $361,905 to $253,289 as compared to Other Income of $108,616 in the first nine months of 2013.

Liquidity and Capital Resources

At September 30, 2014, we had $11,247,775 of cash and cash equivalents and accounts receivables.

In March 2014, we borrowed an additional $4 million from ROS. In June 2013, the Company closed on a $4.5 million equity financing with existing and new investors. In August 2012, we closed on a $20 million term loan transaction with ROS. The proceeds of the term loan transaction were used to pay off the previous loans with MidCap Financial LLC and Silicon Valley Bank of approximately $9.3 million with the remainder adding to our working capital.

In August 2014, the Company offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.9 million and are expected to be used for working capital and general corporate purposes including the continued expansion of the company's sales force and increasing inventory levels to support anticipated future growth.  The offering closed on August 6, 2014.

Net cash used in operating activities the first nine months of 2014 was $5,169,527. This was primarily related to cash used to fund our operations offset by changes in accounts payable.  For the comparable period of 2013, net cash used in operating activities was $5,178,199.

Net cash used in investing activities for the first nine months of 2014 was $180,452, primarily due to the purchase of property and equipment.

Net cash provided by financing activities was $9,256,918 for the first nine months of 2014, which was primarily related to the extension of credit by ROS in the first quarter of 2014 and the common stock offering in the third quarter of 2014.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our September 30, 2014 cash on hand and accounts receivable balance of $11,247,775 along with anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through September 30, 2015.  We incurred approximately $16 million in sales and marketing expenses in 2013 and expect to incur $17 million in 2014 based upon our current sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Exchange Act) as of September 30, 2014.  Based upon that evaluation, we concluded that as of September 30, 2014, our disclosure controls and procedures were adequate.

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

Based on our evaluation under the framework Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was adequate as of September 30, 2014.

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

On July 9, 2014, a complaint was served on the Company in the following action in the United States District Court, District of New Jersey:  Middlebury Securities, LLC v. Bacterin International, Inc., Case Number 2:14-CV-03905-WJM-MF.  The complaint alleges that Bacterin owes Middlebury an $80,000 fee, along with $80,000 in warrants, in connection with the March 6, 2014 extension of credit by ROS.   Bacterin believes this case lacks merit because there is no agreement between the parties regarding the transaction in question.

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

Our Common Stock may be delisted from the NYSE MKT exchange in the near future.

Our common stock may be delisted from the NYSE MKT in the near future.  On May 13, 2013, we received a deficiency notice from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance.  If we fail to achieve $6,000,000 in shareholder equity by the end of the extension period, our common stock will most likely be delisted from the NYSE MKT.  We continue to evaluate various opportunities that may increase our shareholder equity, and we understand there is an appeal process, but as of the date of this filing, we are not in compliance with the NYSE MKT continued listing requirements, and we do not expect to achieve compliance with the NYSE MKT continued listing requirements by November 13, 2014.  Therefore, we expect the NYSE MKT to initiate the delisting process in the near future.  If our common stock is delisted from the NYSE MKT, our stock price might be negatively affected, some shareholders may sell their shares, and we may not be able to attract institutional investors in future financing transactions.

We may not be able to meet financial or other covenant requirements in our current credit facility, and we may not be able to successfully negotiate waivers or a new credit agreement to cure any covenant violations.

Our debt agreements with ROS contain representations, warranties, fees, affirmative and negative covenants, including a minimum cash balance and minimum revenue amounts by quarter, and default provisions, which include departures in key management, if not remedied within 90 days. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, our lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If our lender accelerates the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the ROS facility, we pledged substantially all of our assets, including our intellectual property, to ROS. Our failure to comply with the covenants under the ROS credit facility could result in an event of default, the acceleration of our debt and the loss of our assets.

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

Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. In addition, the commencement or completion of any clinical trial may be delayed or halted for numerous reasons, including, but not limited to patients not enrolling in clinical trials at the rate we expect, patients experiencing adverse side effects, third party contractors failing to perform in accordance with our anticipated schedule or consistent with good clinical practices, inclusive or negative interim trial results or our inability to obtain sufficient quantities of raw materials to produce our products. Clinical trials often take several years to execute. The outcome of any trial is uncertain and may have a significant impact on the success of our current and future products and future profits. Our development costs may increase if we have material delays in clinical trials or if we need to perform more or larger clinical trials than planned. If this occurs, our financial results and the commercial prospects for our products may be harmed. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the United States.

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

unanticipated expenditures to address or defend such actions;

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

We received a Warning Letter from the FDA on January 28, 2013 concerning the facility located at 600 Cruiser Lane, Belgrade, MT (Site 600). The Warning Letter addressed issues regarding aspects of Bacterin’s quality system with a focus on OsteoSelect DBM Putty which is both a tissue and a device. We responded to the Warning Letter on February 22, 2013, and provided periodic response updates on March 20, 2013, April 15, 2013 and May 20, 2013. We developed and implemented a corrective action strategy that we believed addressed all of FDA’s concerns. While we believe that we have developed and have implemented a corrective action strategy that we believe addresses all of FDA’s concerns, there is a chance that FDA will not agree with our completed corrective actions. If FDA does not agree with our actions, they could issue another Warning Letter, request that we take additional actions, or take additional enforcement actions. FDA conducted a re-inspection of Site 600 from July 8, 2013 to July 12, 2013, which evaluated the completion of the corrective actions and resulted in the issuance of an unrelated FDA-Form 483 on July 12, 2013. We responded to the FDA-Form 483 on August 1, 2013, and provided periodic response updates on August 13, 2013, September 26, 2013, October 31, 2013 and December 4, 2013. On October 29, 2013, we received an Establishment Inspection Report (EIR) for this re-inspection. At this time, we do not know whether or when FDA will conduct an additional follow up inspection. In addition, from July 22, 2013 to August 2, 2013, FDA conducted a tissue-focused inspection of Site 600 which resulted in an FDA-Form 483. We responded to the FDA-Form 483 on August 22, 2013. At this time, we do not know whether this inspection will lead to an enforcement action or when FDA will close out this inspection.

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

halting, suspension of trading or delisting of our common stock by the NYSE MKT;

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

We currently intend to retain our future earnings, if any, to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2014, we issued 4,000 shares of our common stock to Cameron Beckman in exchange for a release to settle a claim.  The transaction was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

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

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: November 7, 2014	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

