Form 10-K
period 2014-12-31
Bacterin International Holdings, Inc.
filed 2015-03-18
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was $31,947,107 (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE MKT).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 10, 2015 was 6,683,056.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to remain listed on the NYSE MKT;

•	our ability to obtain financing on reasonable terms;

•	our ability to increase revenue;

•	our ability to comply with the covenants in our credit facility;

•	our ability to maintain sufficient liquidity to fund our operations;

•	the ability of our sales force to achieve expected results;

•	our ability to remain competitive;

•	government regulations;

•	our ability to expand our production capacity;

•	our ability to innovate and develop new products;

•	our ability to obtain donor cadavers for our products;

•	our ability to engage and retain qualified technical personnel and members of our management team;

•	government and third-party coverage and reimbursement for our products;

•	our ability to obtain regulatory approvals;

•	our ability to successfully integrate future business combinations or acquisitions;

•	product liability claims and other litigation to which we may be subjected;

•	product recalls and defects;

•	timing and results of clinical studies;

•	our ability to obtain and protect our intellectual property and proprietary rights;

•	infringement and ownership of intellectual property;

•	influence by our management; and

•	our ability to issue preferred stock.

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

Overview of Our Business

We develop, manufacture and market biologics products to domestic and international markets. Our bone graft products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain through facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and subchondral bone repair in knee and other joint surgeries. Our acellular dermis scaffolds are utilized in wound care and plastic and reconstructive procedures. We also develop custom surgical instruments for use with our allografts, and we produce and distribute OsteoSelect® DBM putty, an osteoinductive product used by surgeons as a bone void filler in the extremities and pelvis.  DBM putty is considered a combination product by regulatory agencies - both a tissue and a medical device.

Our Offices

Our headquarters, laboratory and manufacturing facilities are located at 600 Cruiser Lane, Belgrade, Montana 59714.  Our telephone number is (406) 388-0480 and our fax number is (406) 388-0422.  We also own a facility located at 664 Cruiser Lane, Belgrade, Montana 59714, and lease space at 732 Cruiser Lane, Belgrade, Montana 59714, 8310 S. Valley Highway, Englewood, Colorado 80112 and 10955 Westmoor Drive, Westminster, CO 80021.

Our History

We began operations in 1998 as a spinout of the Center for Biofilm Engineering at Montana State University, or the CBE, and we eventually incorporated as “Bacterin, Inc.” in the state of Montana in January 2000.  In March 2004, Bacterin, Inc.’s stockholders entered into a share exchange agreement with a company called Oil & Gas Seekers, Inc., a Nevada corporation, or OGS, which subsequently changed its name to “Bacterin International, Inc.,” to effectively become a publicly-traded corporation.  As a result of this transaction, the stockholders of Bacterin, Inc., the Montana corporation, became stockholders of Bacterin International, Inc., the Nevada corporation, and Bacterin, Inc., the Montana corporation, became a wholly owned subsidiary of Bacterin International, Inc., the Nevada corporation. At the end of 2004, management concluded that this transaction was problematic and did not deliver the expected result. Based on this determination, we entered into an agreement in 2005 to amend the terms of the exchange transaction with the former majority stockholder of OGS. In May 2005, we merged Bacterin, Inc., the Montana corporation, up and into Bacterin International, Inc., the Nevada corporation.

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

On June 30, 2010, Bacterin International, Inc. merged with and into a wholly-owned Nevada subsidiary of Bacterin International Holdings, Inc. f/k/a K-Kitz Incorporated, a Delaware corporation, and as a result, Bacterin International, Inc. became a wholly owned subsidiary of Bacterin International Holdings, Inc.

Before the reverse merger described above, Bacterin International Holdings, Inc. was known as K-Kitz, Incorporated, with a trading symbol of KKTZ.OB.  On June 29, 2010, K-Kitz Incorporated changed its corporate name to “Bacterin International Holdings, Inc.” which name change became effective for trading purposes on July 1, 2010, following the reverse merger transaction.  Effective July 21, 2010, our trading symbol was changed from KKTZ.OB to BIHI.OB. On March 7, 2011, our common stock began trading on the NYSE Amex under the ticker symbol “BONE.”

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

Products and Services

Our products include OsteoSponge®, OsteoSponge®SC, OsteoSelect® DBM putty, OsteoWrap®, OsteoLock®, BacFast® HD, OsteoSTX®, hMatrix® and our new line of 3DeminTM products, as well as other allograft products described below:

¨	OsteoSponge® is a form of demineralized bone matrix made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge® provides a natural scaffold for cellular in-growth and exposes bone-forming proteins to the healing environment. The malleable properties of OsteoSponge® enable it to conform to, and fill, most defects. Upon compressing the allograft, OsteoSponge® springs back to completely fill the void. Its unique mechanical and biological properties make OsteoSponge® an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

¨	OsteoSponge®SC is a form of OsteoSponge® designed to fill bony defects in the subchondral region of joints. We have received permission from the FDA to market this product as a subchondral bone void filler and are currently marketing it as such.

¨	OsteoSelect® DBM putty is engineered with the surgeon in mind. With outstanding handling characteristics, OsteoSelect® can be easily molded into any shape and compressed into bony voids. Bacterin has validated a low-dose, low-temperature gamma sterilization process to provide maximum osteoinductive potential while still affording device level sterility. Every production batch of OsteoSelect® is tested for osteoinductive bone growth characteristics allowing us to make that unique marketing claim.

¨	OsteoWrap® is 100% human cortical bone demineralized through a proprietary process to make the graft flexible while maintaining allograft integrity. This product has various applications in orthopedic, neurological, trauma, oral/maxillofacial and reconstructive procedures. OsteoWrap® can wrap around non-union fractures to assist with fusion, can act as a biologic plate or can be used in conjunction with a hardware plate system. Additionally, this product provides the surgeon with superior handling characteristics as the allograft can be easily sized using surgical scissors or a scalpel, and will withhold sutures or staples for fixation.

¨	OsteoLock® and BacFast® HD are facet stabilization dowels made from human bone. The shape of our facet stabilization dowel is engineered to maximize osteoconductivity and surface area contact, as well as provide stability to prevent migration from the surgical site. BacFast® HD, having the same design as OsteoLock®, is optimized through our proprietary demineralization technology. This technology increases the surface area of the outer collagen matrix of the graft while exposing native bone morphogenic proteins (BMPs) and growth factors. Because of the hyper-demineralization technology, BacFast® HD has osteoinductive properties, as well as being osteoconductive. OsteoLock® and BacFast® HD can be used to augment spinal procedures, or as a stand-alone procedure for mild spinal conditions.

¨	OsteoSTX® are demineralized cortical sticks processed from human allograft bone. Utilizing our patented demineralization technology, the grafts are flexible and feature osteoinductive properties. The nature of demineralized cortical bone provides all the necessary elements for bone regeneration. OsteoSTX® are designed for posterolateral spine surgery applications ranging from one-level to multi-level fusions, including scoliosis procedures. This is a new addition to Bacterin’s biologic products portfolio launched in March 2014.

¨	hMatrix® dermal scaffold is an extension of Bacterin's core biologics technology. hMatrix® is an acellular matrix made from donated human dermal tissue that is used to replace a patient's damaged tissue. hMatrix® provides a natural collagen tissue scaffold that promotes cellular ingrowth, tissue vascularization and regeneration. The hMatrix® scaffold tissue reabsorbs into the patient's dermal tissue for a biocompatible, natural repair.

¨	Our new line of 3DeminTM products consists of 3DeminTM Cortical Fibers, 3DeminTM Boats and 3DeminTM Strips. These 3Demin products are made from cortical bone and primarily used in spine procedures.

All of the Company’s biologics are terminally sterilized and packaged to enhance the safety of our grafts for our physician customers and their patients.

We also process and sell (i) sports allografts which are processed specifically for anterior and posterior cruciate ligament repairs, anterior cruciate ligament reconstruction and meniscal repair, (ii) milled spinal allografts which are comprised of cortical bone milled to desired shapes and dimensions, and (iii) traditional allografts for multi-disciplinary applications including orthopedics, neurology, podiatry, oral/maxillofacial, genitourinary and plastic/reconstructive. We also develop custom surgical instruments for use with our allografts.

The Company’s products are described in multiple physician-initiated studies that continue to prove expanded indications for our products.

At the end of 2014, the Company made the strategic decision to exit the craniomaxillofacial and medical device coatings businesses.

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

Our patent efforts are focused on the development of innovative and novel, engineered tissue implants or constructs which employ acellular tissue and processes, and enhanced demineralized bone matrix products. We also hold patents related to our medical device coatings business. At the end of 2014, the Company made the strategic decision to exit the medical device coatings business.

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

Trademarks

We believe in the superiority of our technology and products.  As a result, we have invested in the development of the names of our products in order to drive consumer awareness and loyalty to the brand.  To protect this investment, we have registered, and continue to seek registration, of these trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks.  We currently own the following registered trademarks:  OsteoSponge®, OsteoWrap®, OsteoLock®, BacFast®, OsteoSelect®, Elutia®, OsteoSTX®, hMatrix®, BACTERINSE® and Circle of Life®.

Trade Secrets

To safeguard our proprietary knowledge and technology, we rely upon trade secret protection and non-disclosure/confidentiality agreements with employees, consultants and third party collaboration partners with access to our confidential information. There can be no assurance, however, that these measures will adequately protect against the unauthorized disclosure or use of confidential information, or that third parties will not be able to independently develop similar technology. Additionally, there can be no assurance that any agreements concerning confidentiality and non-disclosure will not be breached, or if breached, that we will have an adequate remedy to protect us against losses. Although we believe our proprietary technology has value, because of rapid technological changes in the medical industry, we also believe that proprietary protection is of less significance than factors such as the intrinsic knowledge and experience of our management, advisory board, consultants and personnel and their ability to identify unmet market needs and to create, invent, develop and market innovative and differentiated products.

Donor Procurement

We have agreements with multiple recovery agencies and we continue to expand our network for donor tissue in anticipation of increased production.  We expect to be able to continue to build our network for donor tissue as our production capabilities and sales increase.

Sales and Marketing

We sell our product in the United States through a hybrid distribution network including direct employees and independent distributors. As of February 2015, we have one President, one Vice President of Sales and one Vice President of Marketing to lead this effort, and we have two market development managers, ten regional managers, three national account managers, eleven sales representatives, one distribution manager and sixteen associate sales representatives in the field.

Growth Strategy

In an effort to capitalize on our core markets, as well as new market opportunities, we have diversified our supply of donor tissue, expanded our production capabilities, developed our hybrid sales force and refined the message to our market.

We are pursuing a high-level, national effort to present our products as a value proposition to hospital chains and other purchasing organizations.  To this end, we have entered into agreements with Banner Hospitals, Dignity Health, Franciscan Health System, the Hospital for Special Surgery, William Beaumont Hospital, Catholic Healthcare West, Franciscan Alliance, McLaren Healthcare, Pinnacle Health Systems, Proliance Surgeons, Baptist Health South Florida, MedAssets, Novation, Premier, ROi, Health Trust Purchasing Group, Scripps and Bon Secour among others.  These agreements are paving the way for our sales representatives to call on additional physicians, as the hospital process has already been approved.

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

Human Tissue

Human tissue products have been regulated by the FDA since 1993. In May 2005, three new comprehensive regulations went into effect that address manufacturing activities associated with HCT/Ps. The first requires that companies that produce and distribute HCT/Ps register with the FDA. The second provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third rule governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule. Together, they are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and communicable disease transmission to recipients.  Several of our products including OsteoSponge® and OsteoWrap® are regulated as HCT/Ps as determined by the Tissue Reference Group and regulated under Section 361 of the Public Health Service Act and 21 CFR Part 1271.

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

Employees

As of February, 2015, we had 148 full-time employees and 150 total employees, of whom 52 were in operations, 42 were in sales, 5 were in marketing, 8 were in R&D, 14 were in QA/QC, and 29 were in administrative functions.  In addition, we make use of a varying number of outsourced services to manage normal business cycles.  None of our employees are covered by a collective bargaining agreement and management considers relations with employees and service partners to be good.

Facilities

We lease approximately 17,700 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana 59714.  This space includes six Class 100 (ISO 5) clean rooms, a fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory.  We lease the building under a ten-year operating lease which runs through August 2023 and has a monthly lease payment of $13,000.  The lease also has a ten-year renewal option.

In November 2007, we purchased a 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana 59714.  This building is an FDA registered facility with a Class 10,000 (ISO 7) environmentally controlled area.  The validated manufacturing areas and laboratory facilities located in this facility provide processing and testing space to manufacture medical devices pursuant to FDA, GMP regulations, and ISO 13485:2003.  The facility is registered with the FDA for device design, device manufacture, and contract manufacture, as well as for screening, testing, storing, and distributing biological tissues.

We also lease a 21,000 square foot facility at 732 Cruiser Lane, Belgrade, Montana 59714, where one Class 1,000 (ISO 6) clean room is located, and we lease office space in Englewood, Colorado and Westminster, Colorado, where certain of our administrative functions are housed.

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

Our Common Stock may be delisted from the NYSE MKT, and we may move to the OTCQX marketplace.

On May 13, 2013, we received a deficiency notice from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance. On November 14, 2014, we received a letter notifying us that the staff of NYSE Regulation, Inc. (the “Staff”) determined to commence proceedings to delist our common stock from the NYSE MKT because we did not cure our non-compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE MKT Company Guide by the end of the maximum 18 month compliance period, which expired on November 13, 2014. We appealed the Staff’s delisting determination and attended a hearing on January 21, 2015. On January 26, 2015, following our January 21, 2015 hearing with a Listing Qualifications Panel (the “Panel”) of the NYSE MKT LLC’s Committee on Securities (the “Committee”), we received a letter notifying us that the Panel affirmed the determination of the Staff to delist our common stock. We have subsequently requested a full Committee review of the Panel’s decision.

If we are delisted from the NYSE MKT, we anticipate that our common stock will trade on the OTCQX marketplace. If our common stock is delisted from the NYSE MKT, our stock price and liquidity may be negatively affected, some shareholders may sell their shares, and we may not be able to attract institutional investors in future financing transactions. In addition, under current SEC rules, our common stock must be listed on a national securities exchange in order to utilize a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3, or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). If we were unable to utilize a Form S-3 registration statement for primary and secondary offerings of our common stock, we would be required to file a Form S-1 registration statement, which could delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and could increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously effective Form S-3 are not. There can be no assurance that our common stock will remain listed on the NYSE MKT.

If our Common Stock were delisted from the NYSE MKT, we would no longer be subject to the NYSE MKT rules, including rules limiting the number of shares we may issue without shareholder approval and certain corporate governance standards.

Our ability to issue common stock is currently limited by the NYSE MKT’s shareholder approval requirements. For example, the NYSE MKT requires that we obtain shareholder approval before issuing 20% or more of our common stock in an acquisition. We must also generally seek shareholder approval before issuing 20% or more of our common stock in a financing transaction, unless the transaction satisfies certain pricing requirements or is considered a “public offering” by the NYSE MKT staff. If our common stock is delisted from the NYSE MKT, we would no longer be subject to such shareholder approval requirements, and we could issue shares in excess of 20% of our outstanding shares in acquisitions or financing transactions without shareholder approval. Any such issuance would dilute the ownership of our current stockholders. In addition, following a delisting of our common stock, we would no longer be subject to the NYSE MKT rules requiring us to meet certain corporate governance standards, which could decrease investor interest in our common stock.

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

In 2010 federal legislation, the Patient Protection and Affordable Care Act (PPACA), to reform the United States healthcare system was enacted into law. The law was upheld by a Supreme Court decision announced in June 2012. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. Among other things, the PPACA imposes a 2.3 percent excise tax on medical devices, which applies to United States sales of our medical device products, including our OsteoSelect® DBM putty. Due to multi-year pricing agreements and competitive pricing pressure in our industry, there can be no assurance that we will be able to pass the cost of the device tax on to our customers. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. We cannot predict the impact of this legislation or other healthcare programs and regulations that may ultimately be implemented at the federal or state level, the effect of any future legislation or regulation in the United States or internationally or whether any changes will have the effect of lowering prices for our products or reducing medical procedure volumes.

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

We may be dependent on the ability of our licensees and development partners for obtaining regulatory approvals and market acceptance of their products, for which we may have no control.

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

Although we are not currently subject to any product liability proceedings, we have no reserves for product liability disbursements, and we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the use of our products. We currently carry product liability insurance, however, our insurance coverage and any reserves we may maintain in the future for product related liabilities may not be adequate and our business could suffer material adverse consequences.

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

operating restrictions;

withdrawing 510(k) clearances or PMA approvals that have already been granted;

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

We received a Warning Letter from the FDA on January 28, 2013 concerning the facility located at 600 Cruiser Lane, Belgrade, MT (Site 600). The Warning Letter addressed issues regarding aspects of Bacterin’s quality system with a focus on OsteoSelect DBM Putty which is both a tissue and a device. We responded to the Warning Letter on February 2, 2013, and provided periodic response updates on March 20, 2013, April 15, 2013 and May 20, 2013. We developed and implemented a corrective action strategy that we believed addressed all of FDA’s concerns. While we have implemented a corrective action strategy that we believe addresses all of FDA’s concerns, there is a chance that FDA will not agree with our proposed corrective actions. If FDA does not agree with our proposed actions, they could issue another Warning Letter, request that we take additional actions, or take additional enforcement actions. FDA conducted a re-inspection of Site 600 from July 8, 2013 to July 12, 2013, which evaluated the completion of the corrective actions and resulted in the issuance of an unrelated FDA-Form 483 on July 12, 2013. We responded to the FDA-Form 483 on August 1, 2013, and provided periodic response updates on August 13, 2013, September 26, 2013, October 31, 2013 and December 4, 2013. On October 29, 2013, we received an Establishment Inspection Report (EIR) for this re-inspection. At this time, we do not know whether or when FDA will conduct an additional follow up inspection. In addition, from July 22, 2013 to August 2, 2013, FDA conducted a tissue-focused inspection of Site 600 which resulted in an FDA-Form 483. We responded to the FDA-Form 483 on August 22, 2013. At this time, we do not know whether this inspection will lead to an enforcement action or when FDA will close out this inspection.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. Under FDA HCT/P reporting regulations, we are required to report all adverse reactions involving a communicable disease if it is fatal, life threatening, or results in permanent impairment of a body function or permanent damage to body structure. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 17,700 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana 59714.  This space includes six Class 100 (ISO 5) clean rooms, a fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory.  We lease the building under a ten-year operating lease which runs through August 2023 and has a monthly lease payment of $13,000.  The lease also has a ten-year renewal option.

In November 2007, we purchased a 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana 59714.  This building is an FDA registered facility with a Class 10,000 (ISO 7) environmentally controlled area.

We also lease space approximately 21,000 square feet in a building located at 732 Cruiser Lane, Belgrade, Montana 59714, where one Class 1,000 (ISO 6) clean room is located, and we lease office space in Englewood and Westminster, Colorado, where certain of our administrative functions are housed.

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

Market Information

Our common stock trades on the NYSE MKT under the symbol BONE.  The following table sets forth the range of the high and low prices for our common stock for each quarter, as reported by the NYSE MKT from January 1, 2013 through December 31, 2014. Prices have been adjusted to reflect the Company’s July 25, 2014 1:10 reverse stock split.

	High	Low

First Quarter 2013 (January 1, 2013 – March 31, 2013)	$14.80	$8.10
Second Quarter 2013 (April 1, 2013 – June 30, 2013)	$9.80	$4.50
Third Quarter 2013 (July 1, 2013 – September 30, 2013)	$8.00	$4.70
Fourth Quarter 2013 (October 1, 2013 – December 31, 2013)	$8.20	$3.70
First Quarter 2014 (January 1, 2014 – March 31, 2014)	$14.10	$4.80
Second Quarter 2014 (April 1, 2014 – June 30, 2014)	$8.50	$6.30
Third Quarter 2014 (July 1, 2014 – September 30, 2014)	$7.40	$4.07
Fourth Quarter 2014 (October 1, 2014 – December 31, 2014)	$4.75	$2.19

Holders of Record

As of February 5, 2015, we had 219 holders of record.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future. In addition, our Credit Agreement with ROS Acquisition Offshore LP precludes us from paying dividends.

Recent Sales of Unregistered (and Registered) Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The comments made throughout this Annual Report on Form 10-K should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,” “expects,” “plan,” “possible,” “should,” “might,” “may” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. See “Cautionary Note Regarding Forward Looking Statements.” Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in the section entitled “Risk Factors” in Item 1A. of this Form 10-K.

Comparison of Year Ended December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2014		2013
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Tissue sales	$34,569,160	97.84%	$32,563,933	98.46%
Royalties and other	762,652	2.16%	509,481	1.54%
Total Revenue	35,331,812	100.00%	33,073,414	100.00%

Cost of sales	13,034,314	36.89%	14,185,719	42.89%

Gross Profit	22,297,498	63.11%	18,887,695	57.11%

Operating Expenses
General and administrative	8,886,972	25.15%	10,204,659	30.85%
Sales and marketing	16,912,865	47.87%	16,017,229	48.43%
Research and development	1,443,018	4.08%	572,361	1.73%
Depreciation and amortization	271,748	0.77%	377,524	1.14%
Non-cash consulting expense	135,075	0.38%	(5,117)	-0.02%
Total Operating Expenses	27,649,678	78.26%	27,166,656	82.14%

Loss from Operations before Impairment	(5,352,180)	-15.15%	(8,278,961)	-25.03%

Impairment of Assets	912,549	2.58%	728,618	2.21%

Loss from Operations	(6,264,729)	-17.73%	(9,007,579)	-27.24%

Other Income (Expense)
Interest expense	(5,660,357)	-16.02%	(4,653,232)	-14.07%
Change in warrant derivative liability	1,736,053	4.91%	875,041	2.65%
Other income (expense)	(318,836)	-0.90%	92,645	0.28%

Total Other Income (Expense)	(4,243,140)	-12.01%	(3,685,546)	-11.14%

Net Loss from Operations Before (Provision) Benefit for Income Taxes	(10,507,869)	-29.74%	(12,693,125)	-38.38%

Benefit (Provision) for Income Taxes
Current	-	0.00%	-	0.00%
Deferred	-	0.00%	-	0.00%

Net Loss	$(10,507,869)	-29.74%	$(12,693,125)	-38.38%

Revenue

Total revenue for the year ended December 31, 2014 increased approximately 6.8% to $35,331,812 compared to $33,073,414 in the prior year. The increase of $2,258,398 is due to improved sales force productivity realized from increased sales headcount and manufacturer representatives as part of a restructuring of the sales function.

Cost of tissue sales

Costs of tissue sales consist primarily of tissue and device manufacturing costs. Costs of tissue sales decreased by 8.1% or $1,151,405 to $13,034,314 for the year ended December 31, 2014 from $14,185,719 for the year ended December 31, 2013. As a percentage of tissue sales, cost of tissue sales was 36.9% of revenues for 2014 compared to 42.9% in 2013. The fiscal year 2013 amount included a one time adjustments for aged and expiring inventory.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 1.8%, or $483,022 for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 12.9%, or $1,317,687, to $8,886,972, for the year ended December 31, 2014 compared to 2013 due to cost reduction measures implemented during the year.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 5.6%, or $895,636, to $16,912,865 for the twelve months ended December 31, 2014 from $16,017,229 for the prior year as a result of increased revenues between the two periods. As a percentage of revenue, selling and marketing expenses decreased to 47.9% in 2014 from 48.4% in the prior year.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for tissue and coatings.  Research and development expenses increased $870,657 or 152% from $572,361 for the twelve months ended December 31, 2013 to $1,443,018 for the same period of 2014. The increase is due to increased spending on research and development projects and the transfer of research and development personnel expenses from General and Administrative to Research and Development.

Impairment of Assets

In 2013, management engaged an independent third party to review the asset for impairment in accordance with and pursuant to ASC 350 “Intangibles - Goodwill and Other” and ASC 360-10 “Impairment and Disposal of Long-Lived Assets”. The independent third party concluded that the goodwill associated with an acquisition the Company made in 2011 was impaired and should be written down fully to $0 resulting in a charge of $728,618.

During the fourth quarter of 2014, management made a strategic decision to dispose of product lines that were not components of the Company’s core strategy. The component groups are the inventory and fixed assets associated with the Device Coatings and Cranial Maxillofacial Fixation (CMF) lines of business.

Sales for these product lines represented 1.2% of total revenue in 2013 and 1.4% of total revenue in 2014. Gross profit associated with these product lines were less than 1% of total gross profit for both the years 2013 and 2014.

Management has committed to a plan to sell the component assets and the assets are available for immediate sale in their present condition. As of February 2015, management has identified a potential buyer for the device coatings product line and has entered into an agreement with another buyer for the inventory of the CMF product line.

Total assets associated with the two lines includes $80,042 of related fixed assets, net of depreciation, and related inventory of $832,507 for a total value of $912,549. These assets were transferred to Assets held for Sale and are classified on the balance sheet as part of “Prepaid and other current assets”. After the impairment provision, the net balance of the Assets held for Sale is $0.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense decreased 28% to $271,748 for the year ended December 31, 2014 from $377,524 in 2013.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to consultants and directors. Non-cash consulting expense increased $140,191 to $135,074 for the year ended December 31, 2014 from a negative $5,117 in the prior year.

Interest Expense

Interest expense is from our promissory notes and debt instruments. Interest expense for 2014 increased $1,007,125 to $5,660,357 as compared to $4,653,232 in 2013. The increase was the result of a $431,000 increase in loan interest expense and a $576,000 increase in non-cash debt issuance expense.

Change in Warrant Derivative Liability

For 2014, the Company recorded a gain from a decrease in its non-cash warrant derivative liability of $1,736,053 which was primarily driven by the decrease in the closing price of the Company’s common stock at December 31, 2014 compared to December 31, 2013 which was partially offset by the issuance of additional derivative warrants in 2014. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contain certain provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Expense/Income

Other Expense for 2014 was $318,836 as compared to income of $92,645 in 2013. The increase is related to payments made in connection with a legal settlement. See note 15, “Related Party Transactions” below for further discussion.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility and other debt transactions. In March 2014, we received an additional $4 million in term loan debt from ROS Acquisition Offshore LP. In June 2014, the Company closed on a $5.9 million equity financing with existing and new investors. At December 31, 2014, we had $8,895,289 of cash and cash equivalents and accounts receivables. See note 16, Subsequent Event, describing an additional $10 million Common Stock Purchase Agreement with Aspire Capital Fund, LLC which will provide additional liquidity over the next 24 months.

Net cash used in operating activities for 2014 was $7,324,059, primarily related to funds required to finance the Company’s operations. For 2013, net cash used in operating activities was $4,892,306. The increase in net cash used in operations between 2014 and 2013 is primarily the result of decreases in the Company’s Accrued Liabilities.

Net cash used by investment activities for 2014 was $298,352 due to the sale/retirement of property and equipment offset by increases in intangible assets.

Net cash provided by financing activities was $9,044,279 for 2014 primarily due to proceeds from the sale of equity securities and the issuance of additional debt (net of financing fees and warrants) which is partially offset by payments and debt and capital lease obligations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our December 31, 2014 cash on hand and accounts receivable balance of $8,895,289 along with anticipated cash receipts from sales expected from operations will be sufficient to meet our anticipated cash requirements through March 31, 2016. We incurred approximately $17 million in sales and marketing expenses in 2014 and expect to incur $19 million in 2015 based upon our current sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bacterin International Holdings, Inc.

Belgrade, Montana

We have audited the accompanying consolidated balance sheets of Bacterin International Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacterin International Holdings, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 18, 2015

Denver, Colorado

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,468,208	$3,046,340
Trade accounts receivable, net of allowance for doubtful accounts of $1,392,989 and $1,309,859, respectively	4,427,081	4,793,834
Inventories, net	9,558,648	10,753,600
Prepaid and other current assets	654,140	574,910
Total current assets	19,108,077	19,168,684

Non-current inventories	1,934,258	2,119,952
Property and equipment, net	4,654,527	5,180,556
Intangible assets, net	655,490	586,965
Other assets	1,598,539	1,821,471

Total Assets	$27,950,891	$28,877,628

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$3,876,760	$2,767,639
Accounts payable - related party	250,629	647,844
Accrued liabilities	1,921,301	3,585,037
Warrant derivative liability	1,320,371	1,594,628
Current portion of capital lease obligations	61,970	171,926
Current portion of royalty liability	1,000,750	836,750
Current portion of long-term debt	50,671	47,727
Total current liabilities	8,482,452	9,651,551

Long-term Liabilities:
Capital lease obligation, less current portion	11,808	73,777
Long-term royalty liability, less current portion	6,361,216	6,609,232
Long-term debt, less current portion	20,870,330	16,385,245
Total Liabilities	35,725,806	32,719,805

Commitments and Contingencies
Stockholders' (Deficit) Equity
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and Outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 6,679,646 shares issued and outstanding as of December 31, 2014 and 5,343,282 shares issued and outstanding as of December 31, 2013	7	5
Additional paid-in capital	63,091,620	56,516,491
Accumulated deficit	(70,866,542)	(60,358,673)
Total Stockholders’ Deficit	(7,774,915)	(3,842,177)

Total Liabilities & Stockholders’ Deficit	$27,950,891	$28,877,628

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013
Revenue
Tissue sales	$34,569,160	$32,563,933
Royalties and other	762,652	509,481
Total Revenue	35,331,812	33,073,414

Cost of sales	13,034,314	14,185,719

Gross Profit	22,297,498	18,887,695

Operating Expenses
General and administrative	8,886,972	10,204,659
Sales and marketing	16,912,865	16,017,229
Research and development	1,443,018	572,361
Depreciation and amortization	271,748	377,524
Impairment of assets	912,549	728,618
Non-cash consulting expense	135,075	(5,117)
Total Operating Expenses	28,562,227	27,895,274

Loss from Operations	(6,264,729)	(9,007,579)

Other Income (Expense)
Interest expense	(5,660,357)	(4,653,232)
Change in warrant derivative liability	1,736,053	875,041
Other (expense)	(318,836)	92,645

Total Other Income (Expense)	(4,243,140)	(3,685,546)

Net Loss from Operations Before (Provision) Benefit for Income Taxes	(10,507,869)	(12,693,125)

(Provision) Benefit for Income Taxes
Current	-	-
Deferred	-	-

Net Loss	$(10,507,869)	$(12,693,125)

Net loss per share:
Basic	$(1.76)	$(2.80)
Dilutive	$(1.76)	$(2.80)

Shares used in the computation:
Basic	5,954,195	4,530,072
Dilutive	5,954,195	4,530,072

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Total
	Common Stock		Additional	Retained	Shareholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity (deficit)

Balance at December 31, 2012	4,287,777	$3	$51,897,930	$(47,665,548)	$4,232,385

Stock-based compensation	31,628	-	996,307	-	996,307
Exercise of options	23,000	-	27,575	-	27,575
Net proceeds from the issuance of stock	850,877	1	4,449,993		4,449,994
Issuance of warrants in conjunction with the issuance of stock	-	-	(1,485,313)	-	(1,485,313)
Issuance of stock to ROS in exchange for debt waiver	150,000	1	629,999	-	630,000
Net loss	-	-	-	(12,693,125)	(12,693,125)

Balance at December 31, 2013	5,348,282	$5	$56,516,491	$(60,358,673)	$(3,842,177)

Stock-based compensation	38,364	-	935,316	-	935,316
Net proceeds from the issuance of stock	1,143,000	2	5,869,633	-	5,869,635
Issuance of restricted stock to employees	-	-	136,977	-	136,977
Issuance of warrants in conjunction with the issuance of stock	-	-	(1,461,796)	-	(1,461,796)
Issuance of stock to ROS to amend Credit Agreement to borrow additional $4 million	150,000	-	1,094,999	-	1,094,999
Net loss	-	-	-	(10,507,869)	(10,507,869)
Balance at December 31, 2014	6,679,646	$7	$63,091,620	$(70,866,542)	$(7,774,915)

See notes to audited consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Operating activities:
Net loss	$(10,507,869)	$(12,693,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	952,320	753,522
Non-cash interest	814,374	633,398
Impairment of Assets	912,549	728,618
Loss (Gain) on sale of fixed assets	25,269	(500)
Amortization of debt discount	1,632,245	1,251,125
Non-cash consulting expense/stock option expense	935,316	838,847
Provision for losses on accounts receivable and inventory	647,765	2,320,955
Gain in derivative warrant liability	(1,736,053)	(875,041)
Decrease of contingent liability	-	(91,740)
Changes in operating assets and liabilities:
Accounts receivable	283,624	797,680
Inventories	(17,392)	747,691
Prepaid and other assets	(455,048)	263,352
Accounts payable	715,706	(1,001,228)
Accrued liabilities	(1,526,865)	1,434,140
Net cash used in operating activities	(7,324,059)	(4,892,306)

Investing activities:
Purchases of property and equipment and intangible assets	(299,978)	(623,045)
Proceeds from sale of fixed assets	1,626	(70,255)
Net cash used in investing activities	(298,352)	(693,300)

Financing activities:
Proceeds from issuance of debt	4,000,000	-
Payments on long-term debt	(653,397)	(621,967)
Payments on capital leases	(171,957)	(149,729)
Proceeds from exercise of options	-	27,575
Net proceeds from issuance of stock	5,869,633	4,450,001
Net cash provided by financing activities	9,044,279	3,705,880

Net change in cash and cash equivalents	1,421,868	(1,879,726)

Cash and cash equivalents at beginning of period	3,046,340	4,926,066
Cash and cash equivalents at end of period	$4,468,208	$3,046,340

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)     Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Bacterin International, Inc., a Nevada corporation, (collectively, the “Company” or “Bacterin”). All intercompany balances and transactions have been eliminated in consolidation. Bacterin develops, manufactures and markets biologics products to domestic and international markets.  Bacterin’s proprietary methods are used in human allografts to create scaffolds and promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and regeneration in knee and other joint surgeries.

Bacterin also develops and licenses coatings for various medical device applications.  As of December 31, 2014, Bacterin made a strategic decision to discontinue the medical device coatings business which resulted in an impairment of related assets. See Note 4, “Impairment of Assets”.

An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net income or loss. Up until December 31, 2014, the Company operated two distinct lines of business consisting of the biologics and the device divisions. With the strategic exit from the devices business as of December 31, 2014, the Company will be operating as a single business segment in 2015.

The Company's revenue is derived principally from the sale of its biologics products. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological advances, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company's operating results. The Company's business could be harmed by a decline in demand for, or in the prices of, its products or as a result of, among other factors, any change in pricing or distribution model, increased price competition, changes in government regulations or a failure by the Company to keep up with technological change.  Further, a decline in available tissue donors could have an adverse impact on our business.

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

The warrants have a five year term and expire on August 6, 2019.  The Company utilizes a lattice model to determine the fair market value and accounts for these warrants as a derivative liability (see "Derivative Instruments" below).  Also, see Note 10, "Warrants" below.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 98% of sales were in the United States for 2014 and 2013.  No single customer accounted for more than 10% of revenue or accounts receivable for 2014 and 2013.  The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at December 31, 2014.

Revenue by geographical region is as follows:

	Year ended December 31,
	2014	2013
United States	$34,643,571	$32,458,822
Rest of World	688,241	584,592
	$35,331,812	$33,073,414

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

Reclassifications

Certain comparative balances for year ended December 31, 2013 have been reclassified to make them consistent with the current year presentation. The reclassifications had no effect on the net income for 2013.

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the specific identification method and includes materials, labor and overhead. The Company calculates an inventory reserve for estimated obsolescence or excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense, which is recorded to cost of tissue and medical devices sales. Inventories where the sales cycle is estimated to be beyond twelve months are classified as Non-current inventories.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, instead are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. The Company conducts its annual impairment test on December 31 of each year. In its evaluation of goodwill in 2013, the Company performed an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment. See Note 4, “Impairment of Assets”.

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

Intangible Assets

Intangible assets with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets include trademarks and patents and include costs to acquire and protect Company patents. Intangible assets are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives of fifteen years.

Other Assets

Other Assets consist of the short-term and the long-term portion of prepaid expenses, security deposits, the capitalized portion of debt related issuance costs and kits that are used in the implantation of certain biologic products. The items are stated at cost and in the case of debt related issuance costs and kits are amortized on a straight line basis over their estimated useful lives.

Accounts Payable - Related Party

Accounts payable to a related party includes amounts due to American Donor Services and West Coast Tissue Services, as suppliers of donors to the Company for 2014 and 2013. See Note 15, “Related Party Transactions” below.

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with RyMed and Bard Access Systems. Revenue under these agreements represented less than 0.5% of total revenue for the years ended December 31, 2014 and 2013.

Non-Cash Consulting Expense

From time to time, the Company issues restricted stock awards to consultants and advisors to the Company. These awards are measured at fair value at each reporting date, recognized ratably over the vesting period and are recorded in non-cash consulting expense.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $34,970 and $47,000 for the years ended December 31, 2014 and 2013, respectively.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. See Note 4, “Impairment of Assets”.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2014 and 2013, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 2,350,656 and 1,846,148 outstanding stock options and warrants for the years ended December 31, 2014 and 2013, respectively, are anti-dilutive.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2014 and 2013, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following tables set forth by level, within the fair value hierarchy, our assets and liabilities as of the years ended December 31, 2014 and December 31, 2013, respectively, that are measured at fair value on a recurring basis:

Accrued stock compensation

	As of December 31, 2014	As of December 31, 2013
Level 1	$-	$211,212
Level 2	-	-
Level 3	-	-

The valuation technique used to measure fair value of the accrued stock compensation is based on quoted stock market prices.

Warrant derivative liability

	As of December 31, 2014	As of December 31, 2013
Level 1	-	-
Level 2	-	-
Level 3	$1,320,371	$1,594,628

The valuation technique used to measure fair value of the warrant liability is based on a lattice model and significant assumptions and inputs determined by us.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ending December 31, 2014:

Warrant derivative liability

Balance at January 1, 2014	$1,594,628
Warrants issued with stock offering	1,461,796
Gain recognized in earnings	(1,736,053)
Balance at December 31, 2014	$1,320,371

During the year ended December 31, 2014, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting.  Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted. The Company will evaluate the going concern considerations in this ASU, but has not elected early application.

In November 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 201) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update are effective for the annual period ending after December 15, 2014, and interim periods within those years. Early adoption is permitted only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. ASU 2014-08 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

During the first quarter of 2014, the Company issued 150,000 shares of common stock to an affiliate of ROS pursuant to a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4 million under our Credit Agreement.  This issuance has been accounted for as a debt discount and will be amortized over the life of the loan.  See Note 8, “Long-Term Debt” below.

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

The warrants have a five year term and expire on August 6, 2019.  The Company utilizes a valuation model to determine the fair market value and accounts for these warrants as a derivative liability (See Note 1, Derivative Instruments" above). Also, see Note 10, "Warrants" below.

(3)   Inventories

Inventories consist of the following:

	December 31,	December 31,
	2014	2013
Current inventories
Raw materials	$3,836,635	$2,710,091
Work in process	2,484,635	3,333,672
Finished goods	5,163,458	5,775,813
	11,484,728	11,819,576
Reserve for obsolescence	(1,926,080)	(1,065,976)
Current inventories, total	9,558,648	10,753,600
Non-current inventories
Finished goods	2,860,248	3,341,411
Reserve for obsolescence	(925,990)	(1,221,459)
Non-current inventories, total	1,934,258	2,119,952
Total inventories	$11,492,906	$12,873,552

(4)   Impairment of Assets

In 2013, after reviewing the full year product line sales associated with the goodwill asset and the fact that the sales were not meeting original projections, management engaged an independent third party to review the asset for impairment in accordance with and pursuant to ASC 350 and ASC 360-10. The implied fair value of the goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, as determined under ASC 805. In 2013, the management concluded that the goodwill asset was in fact impaired and should be written down fully to $0 indicating a goodwill impairment amount of $728,618.

During the fourth quarter of 2014, management decided to dispose of a group of components because of a shift in strategy for the Company. The component groups are the inventory and fixed assets associated with the Device Coatings and Cranial Maxillofacial Fixation (CMF) lines of business.

Sales for these product lines represented 1.2% of total revenue in 2013 and 1.4% of total revenue in 2014. Gross profit associated with these product lines were less than 1% of total gross profit for both the years 2013 and 2014.

Management has committed to a plan to sell the component assets and the assets are available for immediate sale in their present condition. As of February 2015, management has identified a potential buyer for the device coatings product line and has entered into an agreement with another party for the inventory of the CMF product line.

Total assets associated with the two lines includes $80,042 of related fixed assets, net of depreciation, and related inventory of $832,507 for a total value of $912,549. These assets were transferred to Assets held for Sale and are classified on the balance sheet as part of “Prepaid and other current assets”. After the impairment provision, the net balance of the Assets held for Sale is $0.

Because the device coatings agreement is in the early stage of negotiations and the sale of the CMF inventory did not result in any tangible compensation, management has decided to reserve for the entire amount and has recorded a loss from impairment of assets of $912,549 on the 2014 Consolidated Statement of Operations.

(5)   Property and Equipment, Net

Property and equipment, net are as follows:

	December 31,	December 31,
	2014	2013
Buildings	$1,657,579	$1,653,263
Equipment	4,724,608	5,768,478
Computer equipment	225,009	312,650
Computer software	345,039	395,146
Furniture and fixtures	153,834	170,118
Leasehold improvements	2,380,617	1,808,461
Vehicles	41,099	41,099
Total cost	9,527,785	10,149,215
Less: accumulated depreciation	(4,873,258)	(4,968,659)
	$4,654,527	$5,180,556

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of December 31, 2014, the Company has recorded $443,060 gross assets in Equipment, and $191,174 of accumulated depreciation relating to assets under capital leases. As of December 31, 2013, the Company had recorded $549,604 gross assets in Equipment, and $159,722 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the years ended 2014 and 2013 was $293,707 and $244,398, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the years ended 2014 and 2013 was $570,726 and $677,856, respectively.

(6)   Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	December 31, 2014	December 31, 2013
Intellectual Property
Gross carrying value	$1,036,580	$891,034
Accumulated amortization	(381,090)	(304,069)
Net carrying value	$655,490	$586,965

Aggregate amortization expense for the years ended December 31, 2014 and 2013, respectively:	$77,022	$75,668

The following is a summary of estimated future amortization expense for intangible assets as of December 31, 2014:

2015	$90,055
2016	58,639
2017	58,639
2018	58,639
2019	55,105
Thereafter	334,413
Total	$655,490

(7)   Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2014	2013
Accrued stock compensation	$-	$211,212
Wages/commissions payable	1,434,743	1,728,576
Other accrued expenses	486,558	1,645,249
	$1,921,301	$3,585,037

(8)   Long-term Debt

On August 24, 2012, the Company entered into a Credit Agreement with ROS, which provided for an initial $20 million term loan.  The Credit Agreement also provided for an additional $5 million upon achievement prior to December 31, 2013 of certain revenue objectives, which were not achieved. The Company received net proceeds from ROS of approximately $10 million following repayment of the existing term loan and accounts receivable credit facility with MidCap Financial, including prepayment penalties. The Company used the net proceeds for working capital and general corporate purposes. The loan carries an interest rate of LIBOR plus 12.13%, subject to a LIBOR floor rate of 1.0%. Bacterin also agreed to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000 for ten years. Upon the occurrence of a defined event of default, ROS has the option to require the Company to purchase from ROS all of its rights to the remaining royalty payments that will become due in accordance with the royalty agreement (the “ROS Put Option”).  The ROS Put Option meets the definition of an embedded derivative and we concluded it had an immaterial value at December 31, 2014 and 2013. As such, the Company has not recorded a derivative liability related to the ROS Put Option and has not recognized any change in the fair value of this derivative liability in the consolidated financial statements because the impact is immaterial.  Management will reassess the fair value of the embedded derivative instrument at each reporting period and record if and when it becomes material to the consolidated financial statements.

Bacterin has the right to repurchase the loan and royalty interest at amounts to be determined based on the date of repurchase, less the amount of prior principal, interest and royalty payments.  We will also have to pay fees, currently in the amount of 3.5% of the aggregate principal amount of the loan, as a result of waivers and modifications we have received in connection with the financial covenants in the Credit Agreement. The loan is secured by substantially all of our assets. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of $7,361,966. The debt discount will be amortized to interest expense over the seven year term of the loan using the effective interest method. The royalty liability will be accreted to $12.3 million through interest expense over the ten year term of the royalty agreement using the effective interest method.

The repurchase price, per the table below, following the additional $4 million we borrowed on March 6, 2014 and before deducting the amount of prior principal, interest and royalty payments, is as follows: (a) $40,000,000 if we exercise the repurchase option between August 24, 2014 and August 24, 2015; (b) $45,000,000 if we exercise the purchase option between August 24, 2015 and August 24, 2016; (c) $52,500,000 if we exercise the repurchase option between August 24, 2016 and August 24, 2017; and (d) $56,250,000 if we exercise the repurchase option after August 24, 2017. The following table provides an approximation of the repurchase price based on revenue equal to the minimum revenue required pursuant to the financial covenants in our Credit Agreement and four years of interest only payments with principal and interest amortized over years five through seven. Any modification in the payment schedule or in actual revenue achieved would change the Net Buyout Amount in the table below. The estimated amounts in the table below do not include fees payable on the aggregate principal amount of the loan pursuant to waivers and modifications to the Credit Agreement. The table below is for illustration purposes only and there can be no assurance that we will achieve the minimum revenue required by the financial covenants or that we will make all required payments on a timely basis.

Calculation of ROS Buyout	Repurchase Price	Interest/ Principal Payments	Estimated Royalty on Minimum revenue	Estimated Total Cumulative Payments	Net Buyout Amount
Between August 24, 2014 and August 24, 2015	$40,000,000	$3,151,200	$638,750	$10,508,117	$29,491,883
Between August 24, 2015 and August 24, 2016	$45,000,000	$3,151,200	$665,000	$14,324,317	$30,675,683
Between August 24, 2016 and August 24, 2017	$52,500,000	$9,721,896	$665,000	$24,711,213	$27,788,787
After August 24, 2017	$56,250,000	$9,721,896	$665,000	$35,098,109	$21,151,891

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

On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4 million under our Credit Agreement with ROS and agreed to issue 150,000 shares to an affiliate of ROS.  We plan to use the proceeds for working capital and general corporate purposes.

Long-term debt consists of the following:

	December 31, 2014	December 31, 2013
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$24,000,000	$20,000,000
Adjustment fee payable to ROS Acquisition Offshore, due in August 2019	700,000	700,000
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,325,814	1,375,030
	26,025,814	22,075,030
Less: current portion	(50,671)	(47,727)
Debt discount	(5,104,813)	(5,642,058)
Long-term debt	$20,870,330	$16,385,245

The following is a summary of maturities due on the debt as of December 31, 2014:

2015	$50,609
2016	2,112,064
2017	8,290,378
2018	8,293,897
2019	6,239,295
2020 and thereafter	1,039,571
Total	$26,025,814

The following is a summary of estimated future royalty payments as of December 31, 2014:

2015	$1,000,750
2016	1,229,250
2017	1,360,250
2018	1,462,750
2019	1,575,250
Thereafter	5,626,325
Total	$12,254,575

(9)           Stock-Based Compensation

Our Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 900,000 shares are authorized under the Plan and at December 31, 2014, we had approximately 107,700 shares available for issuance. Shares issued under the Plan may be authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the statement of operations for the year ended December 31, 2014 and 2013 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. The Company utilizes historical employee termination behavior to determine the estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.  An assumed forfeiture rate of 20% was used for the year ended 2014.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

☐	Risk-Free Rate: The risk-free rate is determined by reference to U.S. Treasury yields at or near the time of grant for time periods similar to the expected term of the award. We used a weighted-average rate of 1.92% and 1.16% for years ended December 31, 2014 and December 31, 2013, respectively.

☐	Expected Term: We do not have adequate history to estimate an expected term of stock-based awards, and accordingly, we use the simplified method as prescribed by Staff Accounting Bulletin 107 to determine an expected term. We used a weighted-average expected term of 5.4 and 6.2 years for the years ended December 31, 2014 and December 31, 2013, respectively.

☐	Volatility: We estimate expected volatility based on peer-companies as prescribed by ASC 718. We used a weighted-average volatility rate of 57% and 66% for the years ended December 31, 2014 and December 31, 2013, respectively.

☐	Dividend Yield: The dividend yield assumption is based on our history and expectation of dividend payouts and was 0% as of December 31, 2014 and 2013.

In August 2013, the Company granted our Chief Executive Officer an option to purchase 200,000 shares of our common stock outside of the Plan, and in July 2014, the Company granted our President an option to purchase 55,000 shares of our common stock outside of the Plan (collectively the “Non-Plan Grants”).

Stock option activity under the Plan, plus the Non-Plan Grants, was as follows:

	2014			2013
		Weighted	Weighted		Weighted	Weighted
		Average	Average Fair		Average	Average Fair
		Exercise	Value at Grant		Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	758,328	$14.90	$8.60	526,653	$20.20	$10.30
Granted	169,300	5.78	2.65	333,125	6.30	5.30
Exercised	(6,666)	10.00	0.04	(23,000)	1.00	0.60
Cancelled or expired	(225,626)	11.38	6.07	(78,450)	17.60	8.90
Outstanding at December 31	695,336	$11.09	$5.35	758,328	$14.90	$8.60
Exercisable at December 31	311,080	$15.25	$7.35	264,272	$20.10	$10.30

The aggregate intrinsic value of options outstanding as of December 31, 2014 is approximately $23,345. The aggregate intrinsic value of exercisable options as of December 31, 2014 is approximately $23,345. As of December 31, 2014, there were 384,256 unvested options with a weighted average fair value at the grant date of $12.54 per option. As of December 31, 2014, there is approximately $795,221 of compensation expense related to unvested awards not yet recognized.

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

The Company recognized non-cash consulting expense for the years ended 2014 and 2013 as $135,075 and a negative $5,117, respectively.

Total share based compensation recognized for employees and consultants were $935,316 and $975,905 for the years ended December 31, 2014 and 2013, respectively.

The following table summarizes restricted stock award activity during the year ended December 31, 2014:

Shares
Outstanding at January 1, 2013	73,390
Cancelled	(27,868)
Vested	(14,672)
Outstanding at January 1, 2014	30,850
Awarded	39,312
Cancelled	(30,850)
Vested	-
Outstanding at December 31, 2014	39,312

On November 10, 2014, the company issued 39,312 shares of restricted stock to the independent Directors of the Company. These restricted shares vest on July 1, 2015 and were issued when the stock price was $4.07 per share. The total expense of $160,000 was recognized ratably over the period to General and Administrative expense.

(10)           Warrants

The following table summarizes our warrant activities for the period ended December 31, 2014:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of January 1, 2013	732,167	$22.00
Issued	435,222	7.20
Expired	(79,569)	20.00
Outstanding at January 1, 2014	1,087,820	$16.20
Issued	571,500	7.12
Expired	(4,000)	20.00
Outstanding at December 31, 2014	1,655,320	13.06

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $1,736,053 resulting from the change in the fair value of the warrant derivative liability for 2014. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Year ended
	December 31,
	2014	2013
Value of underlying common stock (per share)	$3.03	$5.00
Risk free interest rate	0.80%	0.89%
Expected term	5.00 years	5.56 years
Dividend yield	0	0
Volatility	75%	65%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the year ended December 31, 2014 and 2013:

	2014	2013
Balance at January 1, 2014	600,192	164,971
Derivative warrants issued	571,500	435,221
Derivative warrants exercised	-	-
Balance at December 31, 2014	1,171,692	600,192

(11)   Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2019 and 2023. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease an additional office facility under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of December 31, 2014, under these leases, are as follows:

2015	$334,317
2016	269,400
2017	269,400
2018	269,400
2019	269,400
Thereafter	559,000
Total	$1,970,917

Rent expense was $365,000 and $283,000 for the years ended December 31, 2014 and 2013, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

NYSE MKT Deficiency Notice

On May 13, 2013, we received a deficiency notice from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years and Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years. On June 12, 2013 we submitted a plan to regain compliance with the continued listing requirements, and on June 21, 2013 the NYSE MKT informed us of the acceptance of our plan and gave us an extension until November 13, 2014 to regain compliance with the continued listing standards. On November 19, 2013, we received another letter from the NYSE MKT notifying us that we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 as of September 30, 2013 and net losses in two of three of our most recent fiscal years, and we submitted an amended plan to regain compliance. On November 14, 2014, we received a letter notifying us that the staff of NYSE Regulation, Inc. (the “Staff”) determined to commence proceedings to delist our common stock from the NYSE MKT because we did not cure our non-compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE MKT Company Guide by the end of the maximum 18 month compliance period, which expired on November 13, 2014. We appealed the Staff’s delisting determination and attended a hearing on January 21, 2015. On January 26, 2015, following our January 21, 2015 hearing with a Listing Qualifications Panel (the “Panel”) of the NYSE MKT LLC’s Committee on Securities (the “Committee”), we received a letter notifying us that the Panel affirmed the determination of the Staff to delist our common stock. We have requested a full Committee review of the Panel’s decision. If our common stock is delisted from the NYSE MKT, our stock price might be negatively affected, some shareholders may sell their shares, and we may not be able to attract institutional investors in future financing transactions. There can be no assurance that our common stock will remain listed on the NYSE MKT,

(12)           Income Taxes

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of income (loss) before provision for income taxes consist of the following:

	Year Ended December 31,
	2014	2013

United States	$(10,507,869)	$(12,693,125)

	$(10,507,869)	$(12,693,125)

The components of the income tax provision are as follows:

Year Ended December 31,
	2014	2013

Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

	$-	$-

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% to income tax expense is as follows:

	Year Ended December 31,
	2014	2013
Statutory Federal tax rate	$(3,677,754)	$(4,442,594)
Valuation allowance	4,909,776	4,112,338
State income taxes, net of Federal benefit	(368,826)	(528,034)
Change in state income tax rate	277,076	574,964
Provision to return adjustment	(505,423)	-
Change in Warrant Derivative Liability	(668,554)	(342,666)
Stock issued in exchange for debt waiver	-	581,649
Nondeductible meals, entertainment and other expense	33,705	44,343

	$-	$-

Deferred tax assets and liabilities are as follows:

	At December 31,
	2014	2013

Deferred tax assets:
Current deferred tax assets
Accrued liability for vacation	$102,643	$85,599
Bad debt reserve	536,440	512,941
Charitable contributions carryforward	33,124	19,746
Inventory reserve	1,098,333	895,760
Reserve – assets held for sale	351,423	-
Restricted stock compensation	-	82,640
Total current deferred tax assets	2,121,963	1,596,686
Valuation Allowance	(2,121,963)	(1,596,686)

Net current deferred tax assets	-	-

Noncurrent deferred tax assets
Net operating loss carryovers	18,200,823	14,863,919
Stock warrants	131,891	134,117
Stock option compensation	1,594,460	1,307,998
Goodwill amortization	82,212	90,868
Debt discount and waiver amortization	1,076,926	455,916
Depreciation	244,004	97,492
Amortization	30,290	25,797
Total noncurrent deferred tax assets	21,360,606	16,976,107
Valuation allowance	(21,360,606)	(16,976,107)

Net noncurrent deferred tax assets	-	-

Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $4,909,776 and $4,112,338 in 2014 and 2013, respectively.

At December 31, 2014 and 2013, the Company had total domestic Federal and state net operating loss carryovers of approximately $47,262,588 and $37,976,891, respectively. Federal net operating loss carryovers expire at various dates between 2025 and 2034, while state net operating loss carryovers expire between 2025 and 2034.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2014 or 2013.

The 2011 through 2014 tax years remain open to examination by the Internal Revenue Service and the 2009 to 2014 tax years remain open to the Montana Department of Revenue and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the years ended December 31, 2014 and 2013.

(13) Employee Benefit Plans

The Company has a 401(k) retirement plan.  Qualified employees may defer their salary and the deferrals are matched up to 2%.  The plan covers substantially all full-time employees.  Under the terms of the plan, participants may contribute up to the lower of $17,500 of their salary or the statutorily prescribed limit to the plan.  Employees are eligible after six months of employment and may enroll twice a year in January and July.

(14)   Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Twelve Months Ended
	December 31,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,192,854	$2,681,459
Non-cash activities:
Settlement of SeaArk accounts receivable	$-	$1,829,647
Inventory received in SeaArk settlement	$-	$409,838
Write-off of SeaArk allowance for doubtful accounts	$-	$1,419,809
Issuance of Warrants related to stock issuance	$1,461,796	$1,485,313
Increase in long-term debt, ROS adjustment fee	$-	$700,000
Issuance of shares, ROS adjustment fee	$-	$630,000
Issuance of shares related to debt issuance	$1,094,999	$-
Issuance of restricted stock to employees	$136,977	$-

(15)   Related Party Transactions

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

Mr. Cook assisted unrelated parties in the initial capitalization of Holgan, LLC, a former stocking distributor that purchased a bulk shipment of products from Bacterin at a discount in 2012 (“Holgan”). Holgan subsequently obtained financing from Lacuna Hedge Fund LLLP (“Lacuna”), formerly a significant Bacterin shareholder. Holgan failed to fully pay for the products it acquired from Bacterin and defaulted under its credit agreement with Lacuna. We reached a settlement with Lacuna whereby we paid Lacuna $350,000 in exchange for a release of all claims Lacuna may have against Bacterin and its current and former directors and officers, and we understand that Mr. Cook’s new company, Lattice, purchased substantially all of the Bacterin products held by Holgan, with the proceeds to be paid to Lacuna.

Mr. Cook’s spouse was employed by Bacterin as the Director of Human Resources until April 9, 2013. Mr. Cook, together with his adult children, owned and operated Silver Forest Fund, LP (“Silver Forest”), a former distributor of Bacterin products. We terminated the contractual relationship with Silver Forest on October 24, 2013. In 2012, Silver Forest purchased Bacterin products from an unaffiliated former distributor and subsequently exchanged some of those products for different Bacterin products of equivalent value. Other than product exchanges and payment of amounts owed by the non-affiliated distributor, we are not aware of any other direct transactions between Bacterin and Silver Forest.

Mr. Cook also formerly served as a board member of West Coast Tissue Services (“WCTS”) and American Donor Services (“ADS”). Mr. Cook did not receive any compensation for his board service from either entity. Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a former director, also serve on the board of ADS, and Mr. Godfrey also serves as secretary and treasurer for ADS. Mssrs. Godfrey and Holmes receive $5,000 per year for their service to ADS. ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS for the years ended December 31, 2014 and 2013 was $98,600 and $840,100, respectively, and the approximate aggregate amount of all transactions with ADS for the years ended December 31, 2014 and 2013 was $2,406,926 and $2,055,523, respectively. These relationships have benefited us, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success.

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

(16)   Subsequent Event

On March 16, 2015, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the 24-month term after a registration statement is declared effective by the U.S. Securities and Exchange Commission (“SEC”) relating to the transaction. The stock purchase transactions are at the Company’s option. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which we agreed to file one or more registration statements to register under the Securities Act of 1933, as amended (the “Securities Act”), the sale of the shares of our common stock that may be issued to Aspire Capital under the Purchase Agreement. Under the Purchase agreement, within five business days after approval of the transaction by the NYSE MKT, we also agreed to sell, and Aspire Capital agreed to buy, 207,182 shares of our common stock (the "Initial Purchase Shares") for $750,000 in aggregate proceeds. We also agreed at such time to issue to Aspire Capital 154,189 shares of our common stock as a commitment fee (the "Commitment Shares").

After a registration statement is declared effective by the SEC relating to the transaction, we have the right to sell up to an additional $9,250,000 of our common stock in the aggregate to Aspire Capital over a 24-month period. More specifically, we have the right, in our sole discretion, to present Aspire Capital with purchase notices (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 50,000 shares of our common stock, per trading day, provided that the aggregate price of each such purchase shall not exceed $500,000 per trading day at a per share price (the “Purchase Price”) equal to the lesser of:

• the lowest sale price of our common stock on the purchase date; or

• the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, we also have the right to present Aspire Capital with volume-weighted average price purchase notices directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on the NYSE MTK on the next trading day subject to the terms, conditions and limitations in the Purchase Agreement.

The Purchase Agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us. The Purchase Agreement also provides for customary events of default, upon the occurrence of which Aspire Capital may terminate the Purchase Agreement. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the Purchase Agreement. Any proceeds we receive under the Purchase Agreement are expected to be used for general working capital.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of December 31, 2014.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15 (f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework Internal Control – Integrated Framework (2013) as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

The names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position

Daniel Goldberger	56	Director, Chief Executive Officer

Kent Swanson	70	Chairman of the Board

Michael Lopach	66	Director

Jon Wickwire	71	Director

John Deedrick	52	Director

David Goodman, MD	59	Director

John Gandolfo	54	Chief Financial Officer

Robert Di Silvio	61	President

Darrel Holmes	61	Chief Operating Officer

Gregory Juda	39	Chief Scientific Officer

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows.

Daniel Goldberger, Director, Chief Executive Officer, has more than 25 years of experience as a leader of both publicly traded and privately held medical technology companies, with a proven track record of building revenue and profits through the introduction of market changing product innovations. He was most recently CEO and a director of Sound Surgical Technologies from April 2007 through its merger with Solta Medical (Nasdaq SLTM) in February 2013. Previously, he was President/CEO and a director of Xcorporeal (Amex XCR) an innovator in portable dialysis and Glucon (private) a developer of glucose measurement technology and several other successful enterprises. Mr. Goldberger is a named inventor on more than 60 US patents. He holds a BS in Mechanical Engineering from the Massachusetts Institute of Technology and an MS in Mechanical Engineering from Stanford University. Mr. Goldberger contributes medical industry and management experience to the Board of Directors.

Kent Swanson, Chairman of the Board, was with Accenture for over 32 years, retiring from the firm in 2001 as a Senior Partner.  He held global leadership and management positions in a wide range of industries and geographies.  From 2001 to 2008, he was the Board Chair of ALN Medical Management; providing outsourced services for clinic-based physician practices.  Also from 2001 to 2008, he was Board Chair for Boys Hope Girls Hope of Colorado, a charitable organization providing a home and scholarship education for disadvantaged children with significant capabilities and promise.  From 2002 to 2009, he was a Board member, Audit Committee member and Compensation Committee Chair for MPC Computers.  Mr. Swanson graduated with distinction from the University of Minnesota earning an M.S. in Business and received an M.B.A. from the University of Chicago in 1969. Mr. Swanson contributes significant management experience to the Board of Directors.

Michael Lopach, Director, is a certified public accountant with over 40 years of accounting experience.  Mr. Lopach spent 27 years of his career with Galusha, Higgins, Galusha & Co., the largest privately held accounting firm in Montana and northern Idaho, where he served as president and CEO.  In 1999, Mr. Lopach founded Lopach & Carparelli PC, an accounting firm that focuses on medical practitioners.  Mr. Lopach received his MBA from the University of Notre Dame.  Mr. Lopach serves as chairman of the Audit Committee. Mr. Lopach contributes significant accounting experience to the Board of Directors.

Jon Wickwire, Director, is an attorney and founding shareholder of Wickwire Gavin, P.C., a national construction law firm which merged with Akerman Senterfitt, one of the top 100 law firms in the United States.  Mr. Wickwire served as lead counsel on major infrastructure litigation and alternative dispute resolutions, both domestically and internationally, throughout his 35 year career, and was the founding fellow of the American College of Construction Lawyers.  Mr. Wickwire also served as the founding chairman of the College of Scheduling, an organization dedicated to advancing the techniques, practice and profession of project scheduling, and has authored several books and articles on construction and public contract law, including Construction Management:  Law and Practice and The Construction Subcontracting Manual:  Practice Guide with Forms .  Mr. Wickwire currently serves on the advisory board for Crunchies Food Company. Mr. Wickwire is a graduate of the University of Maryland and Georgetown University Law Center.  Mr. Wickwire serves as chairman of the Nominations and Corporate Governance Committee. Mr. Wickwire contributes legal experience to the Board of Directors.

John Deedrick, Director, is an experienced senior executive with 30 years experience in healthcare, defense, and business consulting. He was a co-founder and managing director for Accuitive Medical Ventures and a corporate venture capitalist for Mayo Clinic. Mr. Deedrick currently serves as President and CEO of CHIP Solutions and is Founder and Chairman of GreatDeeds, a Minnesota non-profit organization. Mr. Deedrick has served on the board of numerous early, mid and growth stage healthcare companies over the last 17 years, including GreatDeeds and Ironwood Springs Ranch. Mr. Deedrick received his undergraduate degree from the University of Northwestern St. Paul (Roseville, MN) and his MBA from St. Thomas University (St. Paul, MN). Mr. Deedrick contributes significant financial, management and industry experience to the Board of Directors.

David Goodman, MD, Director, has devoted his career to improving health through the development and integration of innovative technologies into clinical practice. Dr. Goodman currently serves as Co-Founder and Chief Medical Officer of FirstVitals Health & Wellness, a technology-enabled service company focused on preventing complications such as foot ulcers and lower extremity amputations in people with diabetes. Dr. Goodman also serves on the board of directors of NEUROMetrix (Nasdaq: NURO), a neurotechnology company focused on the early detection of diabetic peripheral neuropathy (DPN) and treatment of painful diabetic neuropathy (PDN). In addition, Dr. Goodman served as a director of Sound Surgical Technologies LLC, a private manufacturer of aesthetic surgical tools until its successful acquisition by Solta Medical (Nasdaq:SLTM) in 2013. Dr. Goodman has a long track record of accomplishment in executive management as well as through his own entrepreneurial efforts. As an executive, Dr. Goodman served as CEO of SEDLine, an EEG-based brain monitoring company as well as the EVP of Business Development for Masimo (Nasdaq:MASI), a leading company in non-invasive patient monitoring. As an entrepreneur, Dr. Goodman was the founding CEO of LifeMasters Supported SelfCare, a pioneering disease management company, and Aradigm, a developer of electronic aerosol drug delivery systems. Dr. Goodman began his career as the first engineer at Nellcor, the company that developed modern pulse oximetry. He holds a B.A.S. in applied science and bioengineering and a M.S.E. in bioengineering from the University of Pennsylvania. Dr. Goodman also received an M.D. cum laude from Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences and Technology.  Dr. Goodman completed his internship at the University of California, San Francisco (UCSF) in the Department of Medicine. He holds 18 issued and 4 pending US patents and maintains clinical practices in California and Hawaii. Dr. Goodman contributes medical and industry experience to the Board of Directors.

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

Robert Di Silvio, President, has over 30 years of experience serving in executive management positions in the medical industry, overseeing sales and marketing efforts in the management of medical sales operations. Prior to joining Bacterin as a consultant in January of 2014, Mr. Di Silvio served as Senior Vice President and General Manager of the Americas region for Lumenis since January 2012, and prior to that role, beginning in October 2010, as Senior Vice President and General Manager, Lumenis North America Region. Mr. Di Silvio previously served as President and Chief Executive Officer of Pyng Medical Inc. from February 2009 to September 2010; as Vice President Global Sales and Marketing of Safe Life from May 2007 to September 2008; as Vice President of US Field Operations Physio-Control Division of Medtronic, Inc. from May 2002 to April 2007; and as Vice President, US Field Operations of Coherent Medical Group (“CMG”) from February 1999 to January 2002. Mr. Di Silvio currently serves as a member of the board of directors of Pyng Medical Corp. He holds a bachelor’s degree in economics and organic chemistry and a master’s degree in biochemistry from the University of Connecticut, and he also completed three years at the University of Rome School of Medicine in Italy.

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

Gregory Juda, Chief Scientific Officer, joined Bacterin in 2005 and has played an integral role in the growth of Bacterin’s orthobiologics business.  During his time with the company, Dr. Juda has been responsible for guiding the development, commercialization, and marketing of four revolutionary, life-enhancing allograft products; Bacterin's OsteoSponge® allograft family, OsteoSelect® Demineralized Bone Matrix Putty, hMatrix® Acellular Dermal Matrix and Bacterin’s new line of 3Demin products. Dr. Juda is an expert in the design, manufacturing, regulation, and marketing of biologics and biologic based medical devices.  He was responsible for directing equipment, facility, and process validation efforts for Bacterin’s state-of-the-art allograft tissue processing facility.  These efforts included the design and validation of programs for tissue processing and decontamination, facility cleaning and monitoring, and sterilization of finished product.  Currently, Dr. Juda directs research and development efforts for Bacterin’s orthobiologic product lines and serves as the primary source of technical expertise for Bacterin’s direct and indirect sales initiatives.  Dr. Juda received a Bachelor of Science in Biochemistry from Virginia Polytechnic Institute and State University and a Doctorate of Philosophy in Biochemistry from Montana State University-Bozeman.

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

Board Committees

We have established an audit committee, compensation committee and nominations and corporate governance committee, in compliance with applicable corporate governance requirements, and the Board also formed a Business Development Committee in 2014. The charters of our audit committee, compensation committee and nominations and corporate governance committee have been posted on our website at www.bacterin.com. The contents of our website are not incorporated by reference into this annual report on Form 10-K.

Audit Committee

The purpose of the Audit Committee is to assist the oversight of our Board of Directors with the integrity of our financial statements, our compliance with legal and regulatory matters, our internal audit function, and our independent auditor’s qualifications, independence, and performance. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our accounting and financial reporting process and audits of our financial statements. The Audit Committee also selects the independent auditor, reviews the proposed scope of the audit, reviews our accounting and financial controls with the independent auditor and financial accounting staff, and reviews and approves transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. Lopach, Swanson and Wickwire, each an independent director under NYSE MKT listing standards as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. Mr. Lopach serves as the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Lopach and Swanson (whose backgrounds are detailed above) each qualify as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

Compensation Committee

The primary purposes of the Compensation Committee are to determine or recommend the compensation of our CEO and other executive officers, and to oversee our Equity Incentive Plan. Our Compensation Committee currently consists of John Deedrick, Michael Lopach and David Goodman, each of whom is an independent director. Mr. Deedrick serves as the Chairman of the Compensation Committee.

Nominations and Corporate Governance Committee

The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to our Board of Directors of nominees to stand for election as directors, the oversight of the selection and composition of the committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Wickwire, Deedrick and Goodman, each of whom is an independent director of our company under NYSE MKT listing standards as well as under rules adopted by the SEC pursuant to Sarbanes-Oxley. Mr. Wickwire serves as the Chairman of the Nominations and Corporate Governance Committee.

Business Development Committee

In September 2014, the Board formed a Business Development Committee to advise the Board on strategic direction and growth strategies. The Business Development Committee currently consists of Messrs. Deedrick (Chair) and Swanson.

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

Family Relationships

There are no family relationships among our directors and executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act of 1934 to file various reports with the SEC.

To the Company’s knowledge, based solely on our review of the Section 16 reports furnished to us with respect to 2014, we believe all reports required pursuant to Section 16(a) were filed on a timely basis except for the following: Darrel Holmes filed one Form 4 late due to a delay in receipt of transaction information from his broker.

Code of Ethics

We have adopted a Code of Conduct and a Code of Ethics for our CEO and Senior Financial Officers, both of which are posted on our website at www.bacterin.com.  We intend to disclose any changes in, or waivers from, these codes by posting such information on the same website or by filing a Form 8-K. The contents of our website are not incorporated by reference into this annual report on Form 10-K.

Procedures for Shareholder Recommendation of Nominees to the Board of Directors

The procedures by which shareholders may recommend nominees to the Board of Directors are contained in our Bylaws.

Item 11.           Executive Compensation

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years indicated, by our Chief Executive Officer and two most highly-compensated named executive officers other than our Chief Executive Officer.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Awards (1)	Compensation	Earnings	Compensation	Total
Daniel Goldberger	2014	400,000	100,154	-		-	-	143,422(2)	643,576
Chief Executive Officer	2013	143,077	-	-	1,098,055	-	-	-	1,241,132
From August 14, 2013 to present

John Gandolfo	2014	330,000	20,000	-	90,841	-	-	-	440,841
Chief Financial Officer	2013	321,462	100,800	68,340	34,745	-	-	-	525,347
Interim Co-Chief Executive Officer from April 5 2013 to August 14, 2013

Robert Di Silvio	2014	153,750	-	-	150,090	-	-	129,300(3)	433,140
President
From July 1, 2014 to present

(1)	Key assumptions used to estimate the grant date fair value of restricted stock and option awards are contained in Note 9 to the financial statements in Item 8. of this Annual Report on Form 10-K.

(2)	Relocation reimbursement.

(3)	Consulting fees paid to Mr. Di Silvio for services provided prior to his employment.

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

The employment agreements contain covenants (a) restricting the executives from engaging in any activity competitive with our business, (b) prohibiting the executive from disclosing confidential information regarding our company, and (c) requiring that all intellectual property developed by the executive and relating to our business constitutes our sole and exclusive property. The employment agreements also contain severance provisions in the event of termination without cause, resignation for good reason, or termination in connection with a change of control.

Bacterin International Equity Incentive Plan and Inducement Grants

The following is a summary of the material terms of the Bacterin International Equity Incentive Plan (the “Plan”):

The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  The Plan is administered by the Compensation Committee of the Board of Directors.  The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the Plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.

There are 900,000 shares of our common stock authorized to be issued under the Plan.  As of December 31, 2014, we had outstanding options to purchase 440,336 shares and 39,312 shares of restricted stock issued, to directors, executives, employees and consultants, leaving approximately 107,700 shares available for issuance thereunder.

We also granted stock options to our Chief Executive Officer and President outside of our Plan as inducements material to entering into employment with the company pursuant to Section 711(a) of the NYSE MKT Company Guide. The inducement grants to our Chief Executive Officer and President were approved by the Compensation Committee of our Board of Directors. The inducement grant to our Chief Executive Officer consists of a stock option to purchase up to 200,000 shares of our common stock, with a per share exercise price of $6.00, which was the adjusted closing price of the Company’s common stock on the August 14, 2013 grant date. Our Chief Executive Officer’s inducement grant stock option vests over five years, with 20% of the underlying shares vesting after one year and the remaining 80% vesting in forty-seven (47) equal monthly installments as to 3,333 underlying shares, beginning September 15, 2014, and one final installment as to 3,330 underlying shares. The inducement grant to our President consists of a stock option to purchase up to 55,000 shares of our common stock, with a per share exercise price of $6.80, which was the adjusted closing price of our common stock on the July 1, 2014 grant date. Our President’s inducement grant stock option vests over five years, with 20% of the underlying shares vesting after one year and the remaining 80% vesting in forty-seven (47) equal monthly installments as to 917 underlying shares, beginning on August 1, 2015, and one final installment as to 901 underlying shares.

Except for the Equity Incentive Plan and the inducement grants to our Chief Executive Officer and President discussed above, we do not have any other stock option plans or other similar incentive compensation plans for officers, directors and employees.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2014)

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of shares or units of stock that have not	Market value of shares or units of stock that have
Name	Exercisable	Options	Price	Date	vested	not vested
Daniel Goldberger	59,998	140,002	$6.00	8/14/23	-	-

John Gandolfo	-	30,000	5.01	9/4/24	-	-
	7,000	-	6.80	5/24/23	-	-

Robert Di Silvio	-	55,000	6.80	7/1/24	-	-

Potential Payments Upon Termination or Change-in-Control

All of our named executive officers have employment agreements that provide for severance payments for termination in connection with a change in control.

Mr. Goldberger’s employment agreement provides for an annual base salary of $400,000, along with other incentive compensation as determined by the Board of Directors, with a bonus target of 50%-70% of Mr. Goldberger’s annual base salary. Mr. Goldberger’s employment agreement contains customary intellectual property provisions and restrictive covenants and provides for six (6) months severance for termination without cause or resignation with good reason and twelve (12) months of severance for termination in connection with a change in control.

Mr. Gandolfo’s employment agreement provides for an annual base salary of $330,000, along with other incentive compensation as determined by the Compensation Committee of the Board of Directors, with a bonus target of 30% of Mr. Gandolfo’s annual base salary. Mr. Gandolfo’s employment agreement contains customary intellectual property provisions and restrictive covenants and provides for twelve (12) months severance for termination without cause, resignation with good reason, or termination in connection with a change in control.

Mr. Di Silvio’s employment agreement provides for an annual base salary of $325,000, along with other incentive compensation as determined by the Compensation Committee of the Board of Directors, with a bonus target of 50% of Mr. Di Silvio’s annual base salary. Mr. Di Silvio’s employment agreement contains customary intellectual property provisions and restrictive covenants and provides for six (6) months severance for termination without cause or resignation with good reason and twelve (12) months of severance for termination in connection with a change in control.

Retirement Plans

The Company has a 401(k) plan available to all full-time employees following a six month probationary period. The Company matches up to 2% of employee contributions at the end of the year.

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)		Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kent Swanson	$81,250		$40,000	$-	$-	$-	$-	$121,250
Michael Lopach	$51,625		$40,000	$-	$-	$-	$-	$91,625
Jon Wickwire	$51,250		$40,000	$-	$-	$-	$-	$91,250
John Deedrick	$111,000		$40,000	$-	$-	$-	$-	$151,000
David Goodman	$22,000	$		$13,779	$-	$-	$-	$35,779

(1)

Effective September 4, 2014, compensation for our independent Board members was revised as follows: independent directors receive an annual retainer of $40,000 per year, the independent Chairman of our Board receives an additional $20,000 per year, the Audit Committee Chair receives $12,500 per year, other Committee Chairs receive $10,000 per year, Audit Committee members receive $5,000 per year, other Committee members receive $4,000 per year and all independent directors receive an annual equity grant valued at $40,000. In addition, the Chair of our newly formed Business Development Committee earned $60,000 in 2014 and the other member of the Business Development Committee earned $20,000 in 2014.

Prior to September 4, 2014, our independent Board members received an annual retainer of $40,000 per year, our Committee Chairs received an additional $10,000 per year, new independent directors received an option to purchase 5,000 shares of our common stock and continuing directors received an annual grant of options to purchase 3,000 shares of our common stock.  Beginning in 2014, our independent Board Chair also received an additional $20,000 per year.

(2)	Key assumptions used to estimate the grant date fair value of stock and option awards are contained in Note 9 to the financial statements in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014, by (a) each of our directors and named executive officers, (b) all of our current directors and named executive officers as a group, and (c) each person who is known by us to beneficially own 5% or more of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)

Directors and Named Executive Officers (1) :
Daniel Goldberger	72,508	(4)	1.1%
Kent Swanson	71,000	(5)	1.1%
Michael Lopach	23,115	(6)	*
Jon Wickwire	55,373	(7)	*
John Deedrick	10,000	(8)	*
David Goodman, MD	-		*
John P. Gandolfo	14,787	(9)	*
Robert Di Silvio	1,198	(10)	*
All executive officers and directors as a group (10 persons)	270,496		4.0%

Five Percent Shareholders:
OrbiMed Advisors LLC	563,158	(11)	8.4%
601 Lexington Ave., 54th Floor
New York, NY 10022

Perkins Capital Management, Inc.	539,734	(12)	8.1%
730 East Lake Street
Wayzata, MN 55391

Guy S. Cook	411,482	(13)	6.2%
246 Painted Hills Rd.
Bozeman, MT 59714

*	Less than 1% of outstanding shares of common stock.

(1)	The address for directors and named executive officers is c/o Bacterin International, Inc., 664 Cruiser Lane, Belgrade Montana 59714.

(2)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after December 31, 2014, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)	The calculation in this column is based upon 6,679,646 shares of common stock outstanding on December 31, 2014. The shares of common stock underlying warrants and stock options are deemed outstanding for purposes of computing the percentage of the person holding them, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)	Includes (a) 12,510 shares of our common stock, and (b) vested options to purchase 59,998 shares of our common stock.

(5)	Includes (a) 35,000 shares of our common stock held directly, (b) 20,000 shares held by a family limited partnership, (c) warrants to purchase 5,000 shares of our common stock, and (d) options to purchase 11,000 shares of our common stock.

(6)	Includes (a) 1,694 shares of our common stock held directly, (b) 3,389 shares held by a 401(k) plan, (c) warrants to purchase 2,032 shares, and (d) options to purchase 16,000 shares.

(7)	Includes (a) 10,550 shares of our common stock, (b) 25,762 shares of common stock held by trusts, (c) warrants to purchase 3,061 shares of common stock, and (d) options to purchase 16,000 shares of our common stock.

(8)	Includes vested options to purchase 10,000 shares of our common stock.

(9)	Includes (a) 6,396 shares of our common stock, (b) 994 shares of our common stock held by an IRA, (b) warrants to purchase 397 shares of our common stock, and (c) vested options to purchase 7,000 shares of our common stock.

(10)	Includes 1,198 shares of our common stock.

(11)	Based on Schedule 13G filed with the SEC on February 17, 2015. Includes 475,439 shares of our common stock and warrants to purchase 87,719 shares of our common stock held by an entity managed by OrbiMed Advisors LLC.

(12)	Based on Schedule 13G/A filed with the SEC on January 28, 2015. Includes 459,646 shares of our common stock and warrants to purchase 80,088 shares of our common stock.

(13)	Based on Amendment No. 6 to Schedule 13D filed with the SEC on February 25, 2015. Includes (a) 31,482 shares of our common stock held directly, and (b) 380,000 shares of our common stock held by trusts for the benefit of Mr. Cook’s children.

Economic Ownership; Stock Ownership Guidelines

Because the table above is limited to shares that are owned or which the person has the right to acquire within 60 days, it does not present a complete view of the economic exposure our directors and executive officers have to our common stock. Excluded from the table above are unvested stock options and unvested warrants which will become vested more than 60 days from December 31, 2014.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	440,336	$14.19	107,700	(1)
Equity compensation plans not approved by security holders(2)	255,000	$6.17	N/A
Total	695,336	$11.25	107,700

(1) In addition to options outstanding, the Company also has 39,312 shares of restricted stock outstanding that have been issued under the Plan.

(2) For a description of certain inducement grants not approved by security holders, see “Bacterin International Equity Incentive Plan and Inducement Grants” under Item II above.

Bacterin International Equity Incentive Plan and Two Inducement Grants

We have granted stock options, shares of common stock and restricted stock units under our Amended and Restated Bacterin International Equity Incentive Plan (the “Plan”), as well as two inducement grants consisting of (i) an option to purchase 200,000 shares of our common stock to our Chief Executive Officer, and (ii) an option to purchase 55,000 shares of our common stock to our President, both granted outside of our Plan.  The following is a summary of the material terms of our Plan and the two inducement grants.

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

There are 900,000 shares of our common stock authorized to be issued under the Plan.  As of December 31, 2014, we had outstanding options to purchase 440,336 shares and 39,312 shares of restricted stock issued, to directors, executives, employees and consultants, leaving approximately 107,700 shares available for issuance thereunder.

The inducement grants to our Chief Executive Officer and President were approved by the Compensation Committee of our Board of Directors and granted outside of the Plan as an inducement material to entering into employment with the Company pursuant to Section 711(a) of the NYSE MKT Company Guide. The inducement grant to our Chief Executive Officer consists of a stock option to purchase up to 200,000 shares of our common stock, with a per share exercise price of $6.00, which was the adjusted closing price of our common stock on the August 14, 2013 grant date. Our Chief Executive Officer’s inducement grant stock option vests over five years, with 20% of the underlying shares vesting after one year and the remaining 80% vesting in forty-seven (47) equal monthly installments as to 3,333 underlying shares, beginning September 15, 2014, and one final installment as to 3,330 underlying shares. The inducement grant to our President consists of a stock option to purchase up to 55,000 shares of our common stock, with a per share exercise price of $6.80, which was the adjusted closing price of our common stock on the July 1, 2014 grant date. Our President’s inducement grant stock option vests over five years, with 20% of the underlying shares vesting after one year and the remaining 80% vesting in forty-seven (47) equal monthly installments as to 917 underlying shares, beginning on August 1, 2015, and one final installment as to 901 underlying shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Guy Cook was our President, Chief Executive Officer and Chairman of our Board of Directors until April 5, 2013, when he resigned. Mr. Cook has advised us that he is currently an owner and executive officer of Lattice Biologics, Inc. (“Lattice”), a competitor of ours formerly known as International Biologics, LLC, a former Bacterin customer.

Mr. Cook assisted unrelated parties in the initial capitalization of Holgan, LLC, a former stocking distributor that purchased a bulk shipment of products from Bacterin at a discount in 2012 (“Holgan”). Holgan subsequently obtained financing from Lacuna Hedge Fund LLLP (“Lacuna”), a former Bacterin shareholder. Holgan failed to fully pay for the products it acquired from Bacterin and defaulted under its credit agreement with Lacuna. We reached a settlement with Lacuna in April 2014 whereby we paid Lacuna $350,000 in exchange for a release of all claims Lacuna may have against Bacterin and its current and former directors and officers, and we understand that Mr. Cook’s new company Lattice purchased substantially all of the Bacterin products held by Holgan, with the proceeds paid to Lacuna.

 Mr. Cook’s spouse was employed by Bacterin as the Director of Human Resources until April 9, 2013. Mr. Cook, together with his adult children, owned and operated Silver Forest Fund, LP (“Silver Forest”), a former distributor of Bacterin products. We terminated the contractual relationship with Silver Forest on October 24, 2013. In 2012, Silver Forest purchased Bacterin products from an unaffiliated former distributor and subsequently exchanged some of those products for different Bacterin products of equivalent value. Other than product exchanges and payment of amounts owed by the non-affiliated distributor, we are not aware of any other direct transactions between Bacterin and Silver Forest.

Mr. Cook also formerly served as a board member of West Coast Tissue Services (“WCTS”) and American Donor Services (“ADS”). Mr. Cook did not receive any compensation for his board service from either entity. Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a former director, also serve on the board of ADS, and Mr. Godfrey also serves as secretary and treasurer for ADS. Messrs. Holmes and Godfrey receive $5,000 per year for their service to ADS. ADS and WCTS recover tissue from donors.  We reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with WCTS was $98,600 for 2014 and $840,100 for 2013, and the approximate aggregate amount of all transactions with ADS was $2,406,926 for 2014 and $2,055,523 for 2013. These relationships have benefited us, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success. We no longer obtain donors from WCTS.

 Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

Director Independence

The following board members are independent directors, as defined under the independence standards of the NYSE MKT LLC:  Kent Swanson, Michael Lopach, Jon Wickwire, John Deedrick and David Goodman.  All of our board committees are comprised solely of independent directors, and the composition of our board committees is described in Item 10 of this Form 10-K.

Item 14.                  Principal Accountant Fees and Services

EKS&H LLLP (“EKS&H”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2014 and December 31, 2013. The following table presents the aggregate fees billed for professional services rendered by EKS&H for the years ended December 31, 2014 and December 31, 2013.

	2014	2013
Audit fees	$157,500	$138,500
Audit-related fees	$49,546	$11,073
Tax fees	$-	$-
All other fees	$-	$-

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

BACTERIN INTERNATIONAL HOLDINGS, INC .

By:	/s/ John Gandolfo
Name:	John Gandolfo
Title:	Chief Financial Officer
Date:	March 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2015.

Signature	Title

/s/ Daniel Goldberger	Chief Executive Officer and Director (Principal Executive Officer)
Daniel Goldberger

/s/ John Gandolfo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
John Gandolfo

/s/ Kent Swanson	Director
Kent Swanson

/s/ Michael Lopach	Director
Michael Lopach

/s/ Jon Wickwire	Director
Jon Wickwire

/s/ John Deedrick	Director
John Deedrick

/s/ David Goodman	Director
David Goodman

Exhibit Index

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2010, by and among K-Kitz, Inc., KB Merger Sub, Inc. and Bacterin International, Inc. (1)
3.1	Certificate of Amendment of Restated Certificate of Incorporation(4); Restated Certificate of Incorporation (5)
3.2	Amended and Restated Bylaws (3)
4.1	Form of Warrant to Purchase Common Stock (1)(13)(6)
4.2*	Form of Common Stock Certificate
4.3	Registration Rights Agreement dated March 16, 2015 between Bacterin and Aspine Capital Fund, LLC(19)
10.1*	Form of Indemnification Agreement for officers and directors
10.2	Amended and Restated Bacterin International Equity Incentive Plan (7)
10.3	Form of Stock Option Agreement (14) •
10.4*	Form of Restricted Stock Agreement
10.5	Daniel Goldberger Employment Agreement (8) •
10.6	Daniel Goldberger Stock Option Agreement (9) •
10.7	Daniel Goldberger Indemnification Agreement (10)
10.8	John Gandolfo Employment Agreement (11) •
10.9*	Robert Di Silvio Employment Agreement •
10.10*	Robert Di Silvio Stock Option Agreement •
10.11	Darrel Holmes Employment Agreement (11) •
10.12	Greg Juda Employment Agreement (11) •
10.13	Credit Agreement dated August 24, 2012 by and between Bacterin and ROS Acquisition Offshore LP (12)
10.14	First Amendment to Credit Agreement dated May 16, 2013 by and between Bacterin and ROS Acquisition Offshore LP (15)
10.15	Waiver and Second Amendment to Credit Agreement dated August 12, 2013 by and between Bacterin and ROS Acquisition Offshore LP (16)
10.16	Waiver and Third Amendment to Credit Agreement dated August 12, 2013 by and between Bacterin and ROS Acquisition Offshore LP (16)
10.17	Fourth Amendment to Credit Agreement dated August 30, 2013 by and between Bacterin and ROS Acquisition Offshore LP (17)
10.18	Waiver and Fifth Amendment to Credit Agreement dated November 14, 2013 by and between Bacterin and ROS Acquisition Offshore LP (10)
10.19	Sixth Amendment to Credit Agreement dated March 6, 2014 by and between Bacterin and ROS Acquisition Offshore LP (18)
10.20	Royalty Agreement dated August 24, 2012 by and between Bacterin and ROS Acquisition Offshore LP (12)
10.21	First Amendment to Royalty Agreement dated August 12, 2013 by and between Bacterin and ROS Acquisition Offshore LP (16)
10.22	Common Stock Purchase Agreement dated March 16, 2015 between Bacterin and Aspine Capital Fund, LLC(19)
21.1	Subsidiaries of the Registrant (2)
23.1*	Consent of Independent Accounting Firm, EKS&H LLLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

•	Compensation Agreement
*	Filed herewith
**	Furnished herewith

(1)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the SEC on June 30, 2010.

(2)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the SEC on July 7, 2010.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 11, 2013.

(4)	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the SEC on July 25, 2014.

(5)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on November 14, 2011.

(6)	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the SEC on July 31, 2014.

(7)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed with the SEC on June 8, 2011.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 15, 2013.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 19, 2013.

(10)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on November 14, 2013.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 29, 2014.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 28, 2012.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 5, 2013.

(14)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on May 4, 2012.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 22, 2013.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 13, 2013.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 4, 2013.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 10, 2014.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 17, 2015

