Form 10-Q
period 2015-03-31
Bacterin International Holdings, Inc.
filed 2015-05-06
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 1, 2015: 7,044,426

BACTERIN INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

•	our ability to increase revenue;

•	our ability to obtain financing on reasonable terms;

•	our ability to comply with the covenants in our credit facility;

•	our ability to maintain sufficient liquidity to fund our operations;

•	the ability of our sales force to achieve expected results;

•	our ability to remain competitive;

•	government regulations;

•	our ability to expand our production capacity;

•	our ability to innovate and develop new products;

•	our ability to obtain donor cadavers for our products;

•	our ability to engage and retain qualified technical personnel and members of our management team;

•	government and third-party coverage and reimbursement for our products;

•	our ability to obtain regulatory approvals;

•	our ability to successfully integrate future business combinations or acquisitions;

•	product liability claims and other litigation to which we may be subjected;

•	product recalls and defects;

•	timing and results of clinical studies;

•	our ability to obtain and protect our intellectual property and proprietary rights;

•	infringement and ownership of intellectual property;

•	influence by our management; and

•	our ability to issue preferred stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,899,557	$4,468,208
Trade accounts receivable, net of allowance for doubtful accounts of $1,322,569 and $1,392,989, respectively	5,495,667	4,427,081
Inventories, net	9,710,580	9,558,648
Prepaid and other current assets	885,359	654,140
Total current assets	18,991,163	19,108,077

Non-current inventories	1,787,061	1,934,258
Property and equipment, net	4,503,132	4,654,527
Intangible assets, net	621,126	655,490
Other assets	1,502,333	1,598,539

Total Assets	$27,404,815	$27,950,891

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$4,412,385	$3,876,760
Accounts payable - related party	327,641	250,629
Accrued liabilities	2,645,346	1,921,301
Warrant derivative liability	1,782,579	1,320,371
Current portion of capital lease obligations	30,914	61,970
Current portion of royalty liability	1,109,750	1,000,750
Current portion of long-term debt	51,574	50,671
Total current liabilities	10,360,189	8,482,452

Long-term Liabilities:
Capital lease obligation, less current portion	6,529	11,808
Long-term royalty liability, less current portion	6,228,293	6,361,216
Long-term debt, less current portion	21,281,052	20,870,330
Total Liabilities	37,876,063	35,725,806

Commitments and Contingencies
Stockholders' (Deficit) Equity
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 7,044,426 shares issued and outstanding as of March 31, 2015 and 6,679,646 shares issued and outstanding as of December 31, 2014	7	7
Additional paid-in capital	64,572,987	63,091,620
Accumulated deficit	(75,044,242)	(70,866,542)
Total Stockholders’ Deficit	(10,471,248)	(7,774,915)

Total Liabilities & Stockholders’ Deficit	$27,404,815	$27,950,891

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2015	2014
Revenue
Tissue sales	$9,277,047	$8,751,345
Royalties and other	226,067	161,625
Total Revenue	9,503,114	8,912,970

Cost of sales	3,472,477	3,410,705

Gross Profit	6,030,637	5,502,265

Operating Expenses
General and administrative	2,425,167	2,288,803
Sales and marketing	4,713,672	4,055,204
Research and development	433,561	254,583
Depreciation and amortization	124,111	75,148
Non-cash consulting expense	66,796	20,527
Total Operating Expenses	7,763,307	6,694,265

Loss from Operations	(1,732,670)	(1,192,000)

Other Income (Expense)
Interest expense	(1,435,578)	(1,275,612)
Change in warrant derivative liability	(462,208)	(1,485,729)
Non-cash consideration associated with stock purchase agreement	(558,185)	-
Other income (expense)	11,837	(186,915)

Total Other Income (Expense)	(2,444,134)	(2,948,256)

Net Loss from Operations	(4,176,804)	(4,140,256)

Net loss per share:
Basic	$(0.62)	$(0.77)
Dilutive	$(0.62)	$(0.77)

Shares used in the computation:
Basic	6,689,530	5,379,714
Dilutive	6,689,530	5,379,714

See notes to unaudited condensed consolidated financial statements.

BACTERIN INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2015	2014
Operating activities:
Net loss	$(4,176,804)	$(4,140,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,124	169,148
Non-cash interest	135,002	(13,285)
Non-cash consideration associated with stock purchase agreement	558,185	-
Gain on sale of fixed assets	(16,415)	-
Amortization of debt discount	424,387	359,087
Non-cash consulting expense/stock option expense	229,984	322,222
Provision for losses on accounts receivable and inventory	(209,891)	168,120
Change in derivative warrant liability	462,208	1,485,729
Changes in operating assets and liabilities:
Accounts receivable	(993,821)	(836,581)
Inventories	147,747	238,565
Prepaid and other assets	(152,026)	(340,689)
Accounts payable	610,718	1,444,605
Accrued liabilities	667,326	(1,045,554)
Net cash used in operating activities	(2,078,276)	(2,188,889)

Investing activities:
Purchases of property and equipment and intangible assets	(48,768)	(54,933)
Proceeds from sale of fixed assets	16,415	36,073
Net cash used in investing activities	(32,353)	(18,860)

Financing activities:
Proceeds from issuance of debt	-	4,000,000
Payments on long-term debt	(171,687)	(29,193)
Payments on capital leases	(36,335)	(40,776)
Net proceeds from issuance of stock	750,000	-
Net cash provided by financing activities	541,978	3,930,031

Net change in cash and cash equivalents	(1,568,651)	1,722,282

Cash and cash equivalents at beginning of period	4,468,208	3,046,340
Cash and cash equivalents at end of period	$2,899,557	$4,768,622

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)     Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Bacterin International, Inc., a Nevada corporation, (collectively, the “Company” or “Bacterin”). All intercompany balances and transactions have been eliminated in consolidation. Bacterin develops, manufactures and markets biologic products to domestic and international markets.  Bacterin’s proprietary methods are used to process human derived allografts into scaffolds that promote bone and other tissue growth.  These products are used in a variety of applications including enhancing fusion in spine surgery, relief of back pain with a facet joint stabilization, promotion of bone growth in foot and ankle surgery, promotion of skull healing following neurosurgery and regeneration in knee and other joint surgeries.

Bacterin also develops and licenses coatings for various medical device applications.  As of December 31, 2014, Bacterin made a strategic decision to discontinue the medical device coatings business which resulted in an impairment of related assets. See Note 4, “Impairment of Assets”.

An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net income or loss. Up until December 31, 2014, the Company operated two distinct lines of business consisting of the biologics and the device divisions. With the strategic exit from the device business as of December 31, 2014, the Company will be operating as a single business segment in 2015.

The Company's revenue is derived principally from the sale of its biologic products. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological advances, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company's operating results. The Company's business could be harmed by a decline in demand for, or in the prices of, its products or as a result of, among other factors, any change in pricing or distribution methods, increased price competition, changes in government regulations or a failure by the Company to keep up with technological change.  Further, a decline in available tissue donors could have an adverse impact on our business.

The accompanying interim condensed consolidated financial statements of Bacterin for the quarters ended March 31, 2015 and 2014 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2015.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Bacterin’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Reverse Stock Split

The Company completed a 1:10 reverse split of its common stock, effective at the close of business on Friday, July 25, 2014 and in effect for trading purposes on Monday, July 28, 2014. The reverse stock split was approved by the Company's shareholders at the 2014 Annual Meeting of Shareholders on June 11, 2014.  All references to common stock, stock options, restricted stock units, warrants, and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Public Offering

In August 2014, the Company offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.9 million and were used for working capital and general corporate purposes, including the continued expansion of the company's sales force, product development, and increasing inventory levels to support anticipated future growth.  The offering closed on August 6, 2014. The warrants have a five year term and expire on August 6, 2019.  The Company utilizes a valuation model to determine the fair market value and accounts for these warrants as a derivative liability (see "Derivative Instruments" below).  Also, see Note 10, "Warrants" below.

Aspire Capital Transaction

We entered into a Common Stock Purchase Agreement on March 16, 2015, as amended and restated on April 17, 2015 (the “Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 24-month term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, we issued 207,182 shares of our common stock to Aspire Capital for $750,000 in aggregate proceeds. We also issued 154,189 shares of our common stock which were valued at $3.62 per share and included as $558,185 on the Statement of Operations to Aspire Capital as a commitment fee. See Note 2, “Equity” below.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 97% and 98% of sales were in the United States respectively for the first quarters ended 2015 and 2014.  No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at March 31, 2015.

Revenue by geographical region is as follows:

	Quarter Ended March 31,
	2015	2014
United States	$9,258,210	$8,742,073
Rest of World	244,904	170,897
	$9,503,114	$8,912,970

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

The Company also receives royalty revenue from third parties related to licensing agreements. The Company has royalty agreements with RyMed and Bard Access Systems. Revenue under these agreements represented less than 0.5% of total revenue for the quarters ended March 31, 2015 and 2014.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $2,658 and $26,711 for the quarters ended March 31, 2015 and 2014, respectively.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new allograft technologies and processes are expensed as incurred.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the quarters ended March 31, 2015 and 2014, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 2,186,361 and 1,841,849 outstanding stock options and warrants for the quarters ended March 31, 2015 and 2014, respectively, are anti-dilutive.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the quarters ended March 31, 2015 and 2014, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities as of March 31, 2015 and December 31, 2014 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of March 31, 2015	As of December 31, 2014
Level 1	-	-
Level 2	-	-
Level 3	$1,782,579	$1,320,371

The valuation technique used to measure fair value of the warrant liability is based on a valuation model and significant assumptions and inputs determined by us (See Note 10, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2015:

Warrant derivative liability

Balance at January 1, 2015	$1,320,371
Loss recognized in earnings	462,208
Balance at March 31, 2015	$1,782,579

During the quarter ended March 31, 2015, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

In August 2014, the Company offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.9 million and were used for working capital and general corporate purposes including the continued expansion of the company's sales force and increasing inventory levels to support anticipated future growth.  The offering closed on August 6, 2014. The warrants have a five year term and expire on August 6, 2019.  The Company utilizes a valuation model to determine the fair market value and accounts for these warrants as a derivative liability (See Note 1, “Fair Value of Financial Instruments" above). Also, see Note 10, "Warrants" below.

On March 16, 2015, we entered into a Purchase Agreement, as amended and restated April 17, 2015, with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the 24-month term. The stock purchase transactions are at the Company’s option. Pursuant to the terms and conditions in the Purchase Agreement, we also agreed to sell, and Aspire Capital agreed to buy, 207,182 shares of our common stock for $750,000 in aggregate proceeds. We also issued 154,189 shares of our common stock to Aspire Capital as a commitment fee.

Under the Purchase Agreement, we have the right to sell up to an additional $9,250,000 of our common stock in the aggregate to Aspire Capital over a 24-month period. More specifically, we have the right, at our sole discretion, to present Aspire Capital with purchase notices, directing Aspire Capital (as principal) to purchase up to 50,000 shares of our common stock, per trading day, provided that the aggregate price of each such purchase shall not exceed $500,000 per trading day at a per share price equal to the lesser of:

•	the lowest sale price of our common stock on the purchase date; or
•	the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, we also have the right to present Aspire Capital with volume-weighted average price purchase notices directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the OTCQX marketplace on the next trading day, subject to the terms, conditions and limitations in the Purchase Agreement.

The Purchase Agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us. The Purchase Agreement also provides for customary events of default, upon the occurrence of which Aspire Capital may terminate the Purchase Agreement. Aspire Capital has agreed that neither it nor any of its agents, representatives or affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the Purchase Agreement. Any proceeds we receive under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

(3)   Inventories

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
Current inventories
Raw materials	$4,198,257	$3,836,635
Work in process	2,444,393	2,484,635
Finished goods	4,911,679	5,163,458
	11,554,329	11,484,728
Reserve for obsolescence	(1,843,749)	(1,926,080)
Current inventories, total	9,710,580	9,558,648
Non-current inventories
Finished goods	2,642,900	2,860,248
Reserve for obsolescence	(855,839)	(925,990)
Non-current inventories, total	1,787,061	1,934,258
Total inventories	$11,497,641	$11,492,906

(4)   Impairment of Assets

During the fourth quarter of 2014, management decided to dispose of a group of components because of a shift in strategy for the Company. The component groups are the inventory and fixed assets associated with the Device Coatings and Cranial Maxillofacial Fixation (CMF) lines of business.

Sales for these product lines represented less than 1% of total revenue in both the 1st quarter of 2015 and 2014. Gross profit associated with these product lines were less than 1% of total gross profit for both periods.

Management has committed to a plan to sell the component assets and the assets are available for immediate sale in their present condition. Management has identified a potential buyer for the device coatings product line. And as noted below the CMF assets were sold during the first quarter of 2015.

Total assets associated with the two lines at December 31, 2014 included $80,042 of related fixed assets, net of depreciation, and related inventory of $832,507 for a total value of $912,549. These assets were transferred to Assets held for Sale and are classified on the balance sheet at December 31, 2014 as part of “Prepaid and other current assets”. After the impairment provision, the net balance of the Assets held for Sale is $0 at December 31, 2014.

Because the device coatings agreement is in the early stage of negotiations and the sale of the CMF inventory during the first quarter of 2015 did not result in any tangible compensation, management decided to reserve for the entire amount and recorded a loss from impairment of assets of $912,549 on the 2014 Consolidated Statement of Operations.

(5)   Property and Equipment, Net

Property and equipment, net are as follows:

	March 31,	December 31,
	2015	2014
Buildings	$1,657,579	$1,657,579
Equipment	4,711,916	4,724,608
Computer equipment	225,009	225,009
Computer software	359,046	345,039
Furniture and fixtures	153,834	153,834
Leasehold improvements	2,381,413	2,380,617
Vehicles	10,000	41,099
Total cost	9,498,797	9,527,785
Less: accumulated depreciation	(4,995,665)	(4,873,258)
	$4,503,132	$4,654,527

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of March 31, 2015, the Company has recorded $443,060 gross assets in Equipment, and $209,542 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the first quarters of 2015 and 2014 was $99,523 and $70,444, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first quarters of 2015 and 2014 was $165,403 and $150,232, respectively.

(6)   Intangible Assets

Bacterin has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	March 31, 2015	December 31, 2014
Intellectual Property
Gross carrying value	$1,021,350	$1,036,580
Accumulated amortization	(400,224)	(381,090)
Net carrying value	$621,126	$655,490

Aggregate amortization expense:	$52,709	$77,022

The following is a summary of estimated future amortization expense for intangible assets as of March 31, 2015:

Remainder of 2015		$65,875
2016		56,972
2017		56,972
2018		56,972
2019		54,405
Thereafter		329,930
Total		$621,126

(7)   Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Accrued stock compensation	$56,824	$-
Wages/commissions payable	1,795,005	1,434,743
Other accrued expenses	793,517	486,558
	$2,645,346	$1,921,301

(8)   Long-term Debt

On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4.0 million under our Credit Agreement with ROS and agreed to issue 150,000 shares to an affiliate of ROS.  We used the proceeds for working capital and general corporate purposes.

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Loan payable to ROS Acquisition Offshore, LIBOR plus 12.13% maturing August 2019	$24,000,000	$24,000,000
Adjustment fee payable to ROS Acquisition Offshore, due in August 2019	700,000	700,000
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,313,051	1,325,814
	26,013,051	26,025,814
Less: current portion	(51,574)	(50,671)
Debt discount	(4,680,425)	(5,104,813)
Long-term debt	$21,281,052	$20,870,330

The following is a summary of maturities due on the debt as of March 31, 2015:

Remainder of 2015	$37,846
2016	2,112,064
2017	8,290,378
2018	8,293,897
2019	6,239,295
Thereafter	1,039,571
Total	$26,013,051

The following is a summary of estimated future royalty payments as of March 31, 2015:

2015	$787,500
2016	1,229,250
2017	1,360,250
2018	1,462,750
2019	1,575,250
Thereafter	5,626,325
Total	$12,041,325

(9)           Stock-Based Compensation

Our Amended and Restated Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. The administrator of the Plan has the power to determine the terms of any stock options granted under the Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 900,000 shares are authorized under the Plan and at March 31, 2015, we had approximately 103,000 shares available for issuance. Shares issued under the Plan may be authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the statement of operations for the quarters ended March 31, 2015 and 2014 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Sholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Quarter Ended	Quarter Ended
	March 31, 2015	March 31, 2014
Risk-free interest rate	2.38%	0.91%
Expected volatility	64%	64%
Expected term	6.1 Years	6.6 Years
Expected forfeiture rate	20%	20%
Dividend yield	0%	0%

In July 2014, the Company granted our President an option to purchase 55,000 shares of our common stock outside of the Plan, and in August 2013, the Company granted our Chief Executive Officer an option to purchase 200,000 shares of our common stock outside of the Plan (collectively the “Non-Plan Grants”).

Stock option activity under the Plan, plus the Non-Plan Grants, was as follows:

	2015			2014
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	695,336	$11.09	$5.35	758,328	$14.90	$8.60
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	(300)	14.70	9.00
Outstanding at March 31	695,336	$11.09	$5.35	758,028	$14.90	$7.40
Exercisable at March 31	322,381	$14.97	$6.89	263,971	$21.00	$7.40

The aggregate intrinsic value of options outstanding as of March 31, 2015 is approximately $35,653. The aggregate intrinsic value of exercisable options as of March 31, 2015 is approximately $35,650. As of March 31, 2015, there were 372,955 unvested options with a weighted average fair value at the grant date of $4.26 per option. As of March 31, 2015, there is approximately $938,085 of compensation expense related to unvested awards not yet recognized.

From time to time we may grant stock options and stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The Company recognized non-cash consulting expense for the quarters ended March 31, 2015 and 2014 as $66,796 and $20,527.

Total share based compensation recognized for employees, directors and consultants was $229,984 and $322,222 for the quarters ended March 31, 2015 and 2014, respectively.

On November 10, 2014, the company issued 39,312 shares of restricted stock to the independent Directors of the Company. These restricted shares vest on July 1, 2015 and were issued when the stock price was $4.07 per share. The total expense of $160,000 is going to be recognized ratably over the period in General and Administrative expense.

(10)           Warrants

The following table summarizes our warrant activities for the period ended March 31, 2015:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of January 1, 2014	1,087,820	$16.20
Issued	571,500	7.12
Expired	(4,000)	20.00
Outstanding at January 1, 2015	1,655,320	$13.06
Issued	-	-
Expired	(164,295)	17.90
Outstanding at March 31, 2015	1,491,025	$12.52

We utilize a valuation model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized loss of $462,208 resulting from the change in the fair value of the warrant derivative liability for first quarter of 2015. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the valuation model with the following weighted-average assumptions:

	Quarter ended
	March 31,
	2015	2014
Value of underlying common stock (per share)	$3.03	$8.40
Risk free interest rate	1.30%	1.92%
Expected term	4.75 years	5.46 years
Dividend yield	0	0
Volatility	64%	64%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the quarters ended March 31, 2015 and 2014:

	2015	2014
Balance at January 1,	1,171,692	600,192
Derivative warrants issued	-	-
Derivative warrants exercised	-	-
Balance at March 31,	1,171,692	600,192

(11)   Commitments and Contingencies

Operating Leases

We lease two office facilities under non-cancelable operating lease agreements with expiration dates in 2019 and 2023. We have the option to extend both the leases for another ten year term and for one facility, we have the right of first refusal on any sale. We lease additional office space under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of March 31, 2015, under these leases, are as follows:

Remainder of 2015	$243,300
2016	283,448
2017	280,527
2018	286,754
2019	166,940
Thereafter	559,000
Total	$1,819,969

Rent expense was $83,613 and $78,466 for the quarters ended March 31, 2015 and 2014, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Indemnifications

Our arrangements generally include limited warranties and certain provisions for indemnifying customers against liabilities if our products or services infringe a third-party's intellectual property rights. To date, we have not incurred any material costs as a result of such warranties or indemnification provisions and have not accrued any liabilities related to such obligations in the accompanying financial statements.

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

The 2011 through 2014 tax years remain open to examination by the Internal Revenue Service and the 2009 to 2014 tax years remain open to the Montana Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the quarters ended March 31, 2015 and 2014.

(13)   Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Quarter Ended
	March 31,
	2015	2014
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$801,844	$930,547
Non-cash activities:
Issuance of shares related to debt issuance	$-	$1,094,999

(14)   Related Party Transactions

Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a former director, serve on the board of ADS, and Mr. Godfrey also serves as secretary and treasurer for ADS. Mssrs. Godfrey and Holmes receive $5,000 per year for their service to ADS. ADS recovers tissue from donors and we reimburse them for their recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the quarters ended March 31, 2015 and 2014 was $452,874 and $610,514 respectively. These relationships have benefited us, as these entities provide us with donors, thus insuring that we have a pipeline of current and future donors, which is necessary to our success.

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

(15)   Subsequent Event

On April 8, 2015, we received a notice indicating that the NYSE MKT denied our appeal of their delisting determination. We were also notified that trading of our common stock would be suspended on the NYSE MKT. Beginning April 9, 2015, our stock began trading on the OTCQX marketplace.

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

Results of Operations

Comparison of Quarters Ended March 31, 2015 and March 31, 2014

Revenue

Total revenue for the quarter ended March 31, 2015 increased approximately 6.6% to $9,503,114 compared to $8,912,970 in the prior year. The increase of $590,144 is due to improved sales force productivity realized from increased sales headcount and manufacturer representatives.

Cost of sales

Costs of tissue sales consist primarily of tissue manufacturing costs. Costs of tissue sales increased by 0.1% or $1,772 to $3,472,477 for the quarter ended March 31, 2015 from $3,410,705 for the quarter ended March 31, 2014. As a percentage of tissue sales, cost of tissue sales was 36.5% of revenues for the first quarter of 2015 compared to 38.3% in the first quarter of 2014. The decrease is the result of improved manufacturing efficiencies and a change in product and customer mix between the two periods.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 16.0%, or $1,069,042 for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 6.0%, or $136,364, to $2,425,167 for the quarter ended March 31, 2015 compared to the same period of 2014.

Selling and Marketing

Selling and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Selling and marketing expenses increased 16.2%, or $658,468, to $4,713,672 for the quarter ended March 31, 2015 compared to the same period of 2014. The increase is due to increased commissions tied to increased revenues. As a percentage of revenue, selling and marketing expenses increased to 49.6% in the first quarter of 2015 from 45.5% in the prior year first quarter.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for tissue and coatings.  Research and development expenses increased $158,978 or 62.4% from $254,583 for the quarter ended March 31, 2014 to $413,561 for the same period of 2015. The increase is due to increased spending on research and development projects.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expense increased 65.2% to $124,111 for the quarter ended March 31, 2015 from $75,148 in the same period in 2014.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to consultants and directors. Non-cash consulting expense increased $46,269 to $66,796 for the quarter ended March 31, 2015 from $20,527 in the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the first quarter of 2015 increased $159,966 to $1,435,578 as compared to $1,275,612 in the first quarter of 2014.

Change in Warrant Derivative Liability

For the first quarter of 2015, the Company recorded a loss from a increase in its non-cash warrant derivative liability of $462,208 which was primarily driven by the increase in the closing price of the Company’s common stock March 31, 2015 compared to December 31, 2014. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contain certain provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income/Expense

Other Income for the first quarter of 2015 was $11,837 as compared to an expense of $186,915 in the same period in 2014. The change is related to payments made in connection with a legal settlement in 2014.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility and other debt transactions. In March 2015 we received $750,000 from the sale of our common stock to Aspire Capital pursuant to a Purchase Agreement. See Note 2, “Equity”, describing the Purchase Agreement with Aspire Capital. At March 31, 2015, we had $8,395,224 of cash and cash equivalents and accounts receivables.

Net cash used in operating activities for the first quarter of 2015 was $2,078,276, primarily related to funds required to finance the Company’s operations. For comparable period of 2014, net cash used in operating activities was $2,188,889.

Net cash used in investment activities for the first quarter of 2015 was $32,354 due to the sale/retirement of property and equipment offset by increases in intangible assets.

Net cash provided by financing activities was $541,978 for the first quarter of 2015, primarily due to proceeds from the sale of equity securities. See Note 2, “Equity” above.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our March 31, 2015 cash on hand and accounts receivable balance of $8,395,224 along with anticipated cash receipts from sales expected from operations and from the Aspire Capital financing will be sufficient to meet our anticipated cash requirements through March 31, 2016. We incurred approximately $17 million in sales and marketing expenses in 2014 and expect to incur $19 million in 2015 based upon our current sales estimates. The sales and marketing expenses are largely variable expenses and are anticipated to be funded from operating cash flow. An increase of these expenses may impact our operating results and there can be no assurance of their effectiveness. If we do not meet our revenue objectives over that period, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of March 31, 2015.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recently moved from the NYSE MKT to the OTCQX marketplace.

On April 8, 2015, we received a notice indicating that the NYSE MKT denied our appeal of their delisting determination. We were also notified that trading of our common stock would be suspended on the NYSE MKT. Beginning April 9, 2015, our common stock began trading on the OTCQX marketplace. As a result, some shareholders may sell their shares, and we may not be able to attract institutional investors in future financing transactions. In addition, because our common stock is no longer listed on a national securities exchange, we will not be eligible to utilize a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3, or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). Because we are unable to utilize a Form S-3 registration statement for primary and secondary offerings of our common stock, we will be required to file a Form S-1 registration statement, which could delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and could increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously effective Form S-3 are not. In addition, we are no longer subject to NYSE MKT shareholder approval requirements, which formerly required us to obtain shareholder approval before issuing 20% or more of our common stock in an acquisition or financing transaction, unless the transaction satisfied certain pricing requirements or was considered a “public offering” by the NYSE MKT staff. Since we are no longer subject to such shareholder approval requirements, we could issue shares in excess of 20% of our outstanding shares in acquisitions or financing transactions without shareholder approval. Any such issuance would dilute the ownership of our current stockholders. In addition, we will no longer be subject to the NYSE MKT rules requiring us to meet certain corporate governance standards, which could decrease investor interest in our common stock.

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

We may need to use 50% of the net proceeds from future offerings to make a mandatory prepayment on our loan to ROS Acquisition Offshore LP

Subject to the discretion of our lender, our credit agreement with ROS includes an obligation on our part to use 50% of the net proceeds from equity offerings above $15 million in the aggregate to make a mandatory prepayment on our loan to ROS. So far we have not exceeded the $15 million threshold; however, future offerings may, when combined with previous offerings, take us above the $15 million threshold in the aggregate, at which point we may be obligated to apply 50% of the net proceeds of any such future offering to make a prepayment on our loan with ROS. This would reduce the net proceeds to us, which may affect our ability to raise capital in the future.

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

In 2010, federal legislation, the Patient Protection and Affordable Care Act (PPACA), to reform the United States healthcare system was enacted into law. The law was upheld by a Supreme Court decision announced in June 2012. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. Among other things, the PPACA imposes a 2.3 percent excise tax on medical devices, which applies to United States sales of our medical device products, including our OsteoSelect ® DBM putty. Due to multi-year pricing agreements and competitive pricing pressure in our industry, there can be no assurance that we will be able to pass the cost of the device tax on to our customers. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered. We cannot predict the impact of this legislation or other healthcare programs and regulations that may ultimately be implemented at the federal or state level, the effect of any future legislation or regulation in the United States or internationally or whether any changes will have the effect of lowering prices for our products or reducing medical procedure volumes.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with the FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

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

We received a warning letter from the FDA on January 28, 2013 concerning the facility located at 600 Cruiser Lane, Belgrade, Montana (Site 600). The warning letter addressed issues regarding aspects of Bacterin’s quality system with a focus on OsteoSelect DBM Putty which is both a tissue and a device. We responded to the warning letter on February 2, 2013, and provided periodic response updates on March 20, 2013, April 15, 2013 and May 20, 2013. We developed and implemented a corrective action strategy that we believe addressed all of the FDA’s concerns. While we have implemented a corrective action strategy that we believe addresses all of the FDA’s concerns, there is a chance that the FDA will not agree with our proposed corrective actions. If the FDA does not agree with our proposed actions, they could issue another warning letter, request that we take additional actions, or take additional enforcement actions. The FDA conducted a re-inspection of Site 600 from July 8, 2013 to July 12, 2013, which evaluated the completion of the corrective actions and resulted in the issuance of an unrelated FDA-Form 483 on July 12, 2013. We responded to the FDA-Form 483 on August 1, 2013, and provided periodic response updates on August 13, 2013, September 26, 2013, October 31, 2013 and December 4, 2013. On October 29, 2013, we received an Establishment Inspection Report (EIR) for this re-inspection. At this time, we do not know whether or when the FDA will conduct an additional follow up inspection. In addition, from July 22, 2013 to August 2, 2013, the FDA conducted a tissue-focused inspection of Site 600 which resulted in an FDA-Form 483. We responded to the FDA-Form 483 on August 22, 2013. At this time, we do not know whether this inspection will lead to an enforcement action or when the FDA will close out this inspection.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. Under FDA HCT/P reporting regulations, we are required to report all adverse reactions involving a communicable disease if it is fatal, life threatening, or results in permanent impairment of a body function or permanent damage to body structure. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

Our promotional materials and training methods for physicians must comply with the FDA and other applicable laws and regulations. We believe that the specific surgical procedures for which our products are marketed fall within the scope of the surgical applications that have been cleared by the FDA. However, the FDA could disagree and require us to stop promoting our products for those specific procedures until we obtain FDA clearance or approval for them. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

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

Our products may be subject to regulation in the EU as well, should we enter that market. In the European Union, or EU, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive and unpredictable. Some of our products may be subject to EU member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. Some EU member states have their own tissue banking regulations.

Loss of AATB Accreditation would have a Material Adverse Effect

We are accredited with the American Association of Tissue Banks (“AATB”), a private non-profit organization that accredits tissue banks and sets industry standards. Although AATB accreditation is voluntary and not required by law, as a practical matter, many of our customers would not purchase our products if we failed to maintain our AATB accreditation. Although we make every effort to maintain our AATB accreditation, the accreditation process is somewhat subjective and lacks regulatory oversight. There can be no assurance that we will continue to remain accredited with the AATB.

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

For example, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. For example, in 2011, the FDA initiated a review of the premarket clearance process in response to internal and external concerns regarding the 510(k) program, announcing 25 action items designed to make the process more rigorous and transparent. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. The FDA has implemented, and continues to implement, these reforms, which could impose additional regulatory requirements upon us and delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. For example, the FDA recently issued guidance documents intended to explain the procedures and criteria the FDA will use in assessing whether a 510(k) submission meets a minimum threshold of acceptability and should be accepted for review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with the identified information, but if the information is not provided within a defined time, the submission will not be accepted for FDA review. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Product pricing (and, therefore, profitability) is subject to regulatory control which could impact our revenue and financial performance.

The pricing and profitability of our products may become subject to control by the government and other third-party payors. The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. In most foreign markets, the pricing and/or profitability of certain diagnostics and prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control, though it is unclear which proposals will ultimately become law, if any. Changes in prices, including any mandated pricing, could impact our revenue and financial performance.

Failure of our Information Technology Systems could disrupt our Business.

Our operations depend on the continued performance of our information technology systems. Despite security measures and other precautions we have taken, our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained failure of our information technology systems could disrupt our business operations. In addition, some of our contracts impose obligations related to information we may have in physical or electronic formats, and any breach or failure of our information technology systems could result in breach of contract claims and other damages.

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

Future protection for our proprietary rights is uncertain which may impact our ability to successfully compete in our industry.

The degree of future protection for our proprietary rights is uncertain. We cannot ensure that:

•	we were the first to make the inventions covered by each of our patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any of our issued patents or those of our licensors will be valid and enforceable;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable;

•	the patents of others will not have a material adverse effect on our business rights; or

•	the measures we rely on to protect the intellectual property underlying our products will be adequate to prevent third parties from using our technology, all of which could harm our ability to compete in the market.

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

Factors that may have a significant impact on the market price and marketability of our securities include:

o	announcements of technological innovations or new commercial products by us, our collaborative partners or our present or potential competitors;

o	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

o	our quarterly operating results;

o	developments or disputes concerning patent or other proprietary rights;

o	developments in our relationships with employees, suppliers or collaborative partners;

o	acquisitions or divestitures;

o	litigation and government proceedings;

o	adverse legislation, including changes in governmental regulation;

o	third-party reimbursement policies;

o	changes in securities analysts’ recommendations;

o	short selling;

o	changes in health care policies and practices;

o	suspension of trading of our common stock;

o	economic and other external factors; and

o	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. These lawsuits often seek unspecified damages, and as with any litigation proceeding, one cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with any such lawsuits and our management’s attention and resources could be diverted from operating our business as we respond to any such litigation. We maintain insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2015, we entered into a Common Stock Purchase Agreement, as amended and restated on April 17, 2015 (the “Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock (the “Purchase Shares”) over the 24-month term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, on March 30, 2015, we issued 207,182 initial purchase shares to Aspire Capital for $750,000 and 154,189 commitment shares as a commitment fee.

The Purchase Shares may be sold by the Company to Aspire Capital on any business day the Company selects in two ways: (1) through a regular purchase of up to 50,000 shares at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a VWAP purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lessor of the closing sale price or 97% of the volume weighted average price for such purchase date.

The issuance of the Initial Purchase Shares, the Commitment Shares and all other shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

On April 17, 2015, we filed a registration statement on Form S-1 to register up to 2,000,000 shares of our common stock that may be sold by Aspire Capital from time to time. The registration statement was declared effective on April 27, 2015.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to Form 10-Q filed November 14, 2011, incorporated by reference herein); Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Form 8-K filed July 25, 2014, incorporated by reference herein)

3.2		Amended and Restated Bylaws (filed as Exhibit 3.2 to Form 8-K filed July 11, 2013, incorporated by reference herein)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	**	Section 1350 Certification of Chief Executive Officer

32.2	**	Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL INSTANCE DOCUMENT

101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACTERIN INTERNATIONAL HOLDINGS, INC.

Date: May 6, 2015	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

