Form 10-Q
period 2015-09-30
Xtant Medical Holdings, Inc.
filed 2015-11-16
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 12, 2015: 11,886,101

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” “plans,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

•	our ability to integrate our acquisition of X-spine Systems, Inc. and any future business combinations or acquisitions successfully;

•	our ability to increase revenue;

•	our ability to obtain financing on reasonable terms and maintain sufficient liquidity to fund our operations;

•	our ability to comply with the covenants in our credit facility;

•	the ability of our sales force to achieve expected results;

•	our ability to remain competitive;

•	government regulations;

•	our ability to expand our production capacity;

•	our ability to innovate and develop new products;

•	our ability to obtain donor cadavers for our products;

•	our ability to engage and retain qualified technical personnel and members of our management team;

•	government and third-party coverage and reimbursement for our products;

•	our ability to obtain regulatory approvals;

•	product liability claims and other litigation to which we may be subject;

•	product recalls and defects;

•	timing and results of clinical studies;

•	our ability to obtain and protect our intellectual property and proprietary rights; and

•	infringement and ownership of intellectual property.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,970,433	$4,468,208
Trade accounts receivable, net of allowance for doubtful accounts of $2,416,984 and $1,392,989, respectively	13,318,450	4,427,081
Inventories, net	22,042,508	9,558,648
Prepaid and other current assets	1,039,562	654,140
Total current assets	44,370,953	19,108,077

Non-current inventories	1,681,138	1,934,258
Goodwill	23,997,218	-
Property and equipment, net	11,433,064	4,654,527
Intangible assets, net	42,223,856	655,490
Other assets	2,520,464	1,598,539

Total Assets	$126,226,693	$27,950,891

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$7,485,220	$3,876,760
Accounts payable - related party	1,035,449	250,629
Accrued liabilities	6,716,897	1,921,301
Warrant derivative liability	1,399,294	1,320,371
Current portion of capital lease obligations	47,246	61,970
Current portion of royalty liability	-	1,000,750
Current portion of long-term debt	53,172	50,671
Total current liabilities	16,737,278	8,482,452

Long-term Liabilities:
Capital lease obligation, less current portion	18,962	11,808
Long-term royalty liability, less current portion	-	6,361,216
Long-term convertible debt	68,000,000	-
Long-term debt, less current portion	44,301,474	20,870,330
Total Liabilities	129,057,714	35,725,806

Commitments and Contingencies
Stockholders' (Deficit) Equity
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 11,886,107 shares issued and outstanding as of September 30, 2015 and 6,679,646 shares issued and outstanding as of December 31, 2014	11	7
Additional paid-in capital	81,798,160	63,091,620
Accumulated deficit	(84,629,192)	(70,866,542)
Total Stockholders’ Deficit	(2,831,021)	(7,774,915)

Total Liabilities & Stockholders’ Deficit	$126,226,693	$27,950,891

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Orthopedic product sales	$17,421,397	$8,246,325	$36,431,354	$25,712,586
Other revenue	271,623	207,179	657,395	537,821
Total Revenue	17,693,020	8,453,504	37,088,749	26,250,407

Cost of Sales	6,035,673	3,017,734	12,883,439	9,718,952

Gross Profit	11,657,347	5,435,770	24,205,310	16,531,455

Operating Expenses
General and administrative	3,980,805	2,282,386	8,805,104	6,664,982
Sales and marketing	8,430,303	3,927,028	18,179,552	12,387,459
Research and development	794,464	378,252	1,519,196	955,111
Depreciation and amortization	1,541,220	58,763	1,765,994	216,343
Acquisition and integration related expenses (See Note 2, “Business Combination” below)	3,856,519	-	3,856,519	-
Extinguishment of debt	(2,345,019)	-	(2,345,019)	-
Impairment of assets	233,748	-	233,748	-
Non-cash consulting expense	50,000	39,697	190,869	81,924
Total Operating Expenses	16,542,040	6,686,126	32,205,963	20,305,819

Loss from Operations	(4,884,693)	(1,250,356)	(8,000,653)	(3,774,364)

Other Income (Expense)
Interest expense	(2,111,721)	(1,498,508)	(4,930,941)	(4,216,109)
Change in warrant derivative liability	397,366	1,653,425	(78,923)	1,038,190
Non-cash consideration associated stock agreement	-	-	(558,185)	-
Other income (expense)	(89,926)	(70,344)	(193,052)	(253,289)

Total Other Income (Expense)	(1,804,281)	84,573	(5,761,101)	(3,431,208)

Net Loss from Operations	$(6,688,974)	$(1,165,783)	$(13,761,754)	$(7,205,572)

Net loss per share:

Basic	$(0.64)	$(0.19)	$(1.70)	$(1.26)
Dilutive	$(0.64)	$(0.19)	$(1.70)	$(1.26)

Shares used in the computation:
Basic	10,432,622	6,233,751	8,100,226	5,711,452
Dilutive	10,432,622	6,233,751	8,100,226	5,711,452

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(13,761,754)	$(7,205,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,403,934	498,343
Non-cash interest	1,665,172	387,294
Extinguishment of debt	(2,345,019)	-
Non-cash consideration associated with stock purchase agreement	558,185	-
Loss on sale of fixed assets	11,377	33,373
Impairment of Assets	233,748	-
Amortization of debt discount	707,281	1,207,859
Non-cash consulting expense/stock option expense	881,681	938,785
Provision for losses on accounts receivable and inventory	805,684	601,190
Change in derivative warrant liability	78,923	(1,038,190)
Changes in operating assets and liabilities:
Accounts receivable	(2,801,124)	346,151
Inventories	477,818	(350,198)
Prepaid and other assets	(325,976)	22,109
Accounts payable	694,326	884,436
Accrued liabilities	1,688,664	(1,495,107)
Net cash used in operating activities	(9,027,080)	(5,169,527)

Investing activities:
Acquisition of X-spine Systems, Inc.	(73,033,049)	-
Purchases of property and equipment and intangible assets	(444,312)	(190,601)
Proceeds from sale of fixed assets	102,587	10,149
Net cash used in investing activities	(73,374,774)	(180,452)

Financing activities:
Net proceeds from the issuance of convertible debt	66,322,366	-
Payment on royalty obligation	(542,905)	-
Net proceeds from equity private placement	515,395	-
Payments on capital leases	(78,490)	-
Net proceeds from issuance of long term debt	17,479,159	4,000,000
Payments on long-term debt	(38,668)	(492,695)
Proceeds from the issuance of capital leases	70,921	(126,686)
Net proceeds from the issuance of stock	2,118,483	5,876,299
Net cash provided by financing activities	85,846,261	9,256,918

Net change in cash and cash equivalents	3,444,407	3,906,939

Cash and cash equivalents at beginning of period	4,526,026	3,046,340
Cash and cash equivalents at end of period	$7,970,433	$6,953,279

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)     Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), formerly known as Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, Bacterin International, Inc., (“Bacterin”) a Nevada corporation and X-Spine Systems, Inc. (“X-spine”), an Ohio corporation, (Xtant, Bacterin and X-spine are jointly referred to herein as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Xtant develops, manufactures and markets regenerative orthopedic products for domestic and international markets. Xtant products serve the combined specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease, tissue grafts for the treatment of orthopedic disorders to promote healing following spine, cranial and foot surgeries.

The Company also previously developed and licensed coatings for various medical device applications.  As of December 31, 2014, the Company made a strategic decision to discontinue the medical device coatings business which resulted in an impairment of related assets. (See Note 5, “Impairment of Assets” below).

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

On July 31, 2015, Xtant acquired all of the outstanding capital stock of X-spine Systems, Inc. for approximately $60 million in cash, repayment of approximately $13 million of X-spine debt, and approximately 4.24 million shares of Xtant common stock (See Note 2, “Business Combination” below). X-spine is engaged in the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries.

The markets in which the Company competes are highly competitive and rapidly changing. Significant technological advances, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect the Company's operating results. The Company's business could be harmed by a decline in demand for, or in the prices of, its products or as a result of, among other factors, any change in pricing or distribution methods, increased price competition, changes in government regulations or a failure by the Company to keep up with technological change.  Further, a decline in available donors could have an adverse impact on our business.

The accompanying interim condensed consolidated financial statements of the Company for the nine months ended September 30, 2015 and 2014 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2015.

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

Name Change

Following the closing of the acquisition, on July 31, 2015, Bacterin International Holdings, Inc. changed its name to Xtant Medical Holdings, Inc.

New Subsidiary

On August 6, 2015 Xtant formed a new wholly owned subsidiary, Xtant Medical, Inc., a Delaware corporation. The creation of the subsidiary will facilitate the integration of Bacterin and X-spine.

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

Public Offering

In August 2014, Xtant offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.9 million and were used for working capital and general corporate purposes. The offering closed on August 6, 2014. The warrants have a five year term and expire on August 6, 2019.  We utilize a valuation model to determine the fair market value and account for these warrants as a derivative liability (see "Derivative Instruments" below).  (Also, See Note 11, "Warrants" below).

Aspire Capital Transaction

We entered into a Common Stock Purchase Agreement on March 16, 2015, as amended and restated on April 17, 2015 (the “Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 24-month term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, in the first quarter of 2015 we issued 207,182 shares of our common stock to Aspire Capital for $750,000 in aggregate proceeds, along with 154,189 shares of our common stock which were valued at $3.62 per share and included as $558,185 on the Statement of Operations to Aspire Capital as a commitment fee. In the second quarter of 2015, following the effectiveness of our Registration Statement on Form S-1, we issued 417,000 shares of our common stock to Aspire Capital for $1,387,439 in aggregate proceeds, which were used for working capital and general corporate purposes. (See Note 3, “Equity” below).

Private Placement Offering

During the third quarter of 2015, we issued 140,053 shares of our common stock to certain members of our Board of Directors at the closing price on September 4, 2015, for aggregate proceeds of $515,395 (See Note 3, "Equity" below).

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 95% and 98% of sales were in the United States respectively for the nine months ended 2015 and 2014.  No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at September 30, 2015.

For the three months ended September 30, 2015, approximately 13% of total cost of goods sold was with one vendor, Norwood Medical (See note 15, “Related Party Transactions”).

Revenue by geographical region is as follows:

	Nine Months Ended September 30,
	2015	2014
United States	$35,419,434	$25,792,878
Rest of World	1,669,315	457,529
	$37,088,749	$26,250,407

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill, and intangible assets; valuation allowances for trade receivables, inventory valuation, and deferred income tax assets; valuation of the warrant derivative liability; inventory reserve; royalty liability; and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. See Note 5, “Impairment of Assets”.

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

The Company also receives royalty revenue from third parties related to licensing agreements which represented less than 1% of total revenue for the three and nine months ended September 30, 2015 and 2014.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $93,854 and $29,027 for the nine months ended September 30, 2015 and 2014, respectively.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new regenerative orthopedic products technologies and processes are expensed as incurred.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2015 and 2014, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 1,896,253 and 1,877,948 outstanding stock options and warrants for the nine months ended September 30, 2015 and 2014, respectively, are anti-dilutive.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the three and nine months ended September 30, 2015 and 2014, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities as of September 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of September 30, 2015	As of December 31, 2014
Level 1	-	-
Level 2	-	-
Level 3	$1,399,294	$1,320,371

The valuation technique used to measure fair value of the warrant liability is based on a valuation model and significant assumptions and inputs determined by us (See Note 11, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015:

Warrant derivative liability

Balance at January 1, 2015	$1,320,371
Loss recognized in earnings in first half of 2015	476,289
Balance at June 30, 2015	1,796,660
Gain recognized in earnings in third quarter of 2015	(397,366)
Balance at September 30, 2015	$1,399,294

During the first nine months ended September 30, 2015, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

(2) Business Combination

On July 31, 2015 (the “Acquisition Date”), the Company completed its acquisition of 100% of the outstanding common stock of X-spine, pursuant to a Stock Purchase Agreement (the “Purchase Agreement”). X-spine was engaged in the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries. The primary reasons for the X-spine acquisition are to combine the Company’s product lines into regenerative orthopedic product lines, leverage customer call points, expand sales and marketing coverage, increase revenue, and drive operating efficiencies.

Under the terms of the Purchase Agreement, the Company paid the former X-spine stockholders consideration of approximately $60 million in cash and approximately 4.24 million shares of Xtant common stock. The Company also repaid approximately $13 million of X-spine debt.

The cash consideration was financed in part using the net proceeds from the Company’s offering of $68 million aggregate principal amount of 6% Convertible Senior Notes due 2021 (See Note 9, “Long-Term Debt” below).

The Company accounted for the acquisition as a business combination and recorded the assets acquired, liabilities assumed, and the estimated future consideration obligations at their respective fair values as of the Acquisition Date. The assets acquired and liabilities assumed were recorded as of the Acquisition Date at their respective fair values and consolidated with those of the Company. The reported condensed consolidated balance sheet of the Company after completion of the acquisition reflects these fair values; however, the Company may have to reflect any change from an impact after combined operations are experienced. The results of X-spine operations from the Acquisition Date contributed $91,000 of net profit to the Company’s condensed consolidated financial statements for the fiscal quarter ended September 30, 2015.

The components of the aggregate preliminary purchase price for the acquisition were as follows (in thousands):

Cash	$73,033,018
Fair value of Xtant shares	14,934,146
Total purchase price	$87,967,164

Net Assets Acquired

The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. The following table summarizes the allocation of assets acquired and liabilities assumed as of the Acquisition Date:

	Allocation of purchase price	Amortization period (in years)
Accounts receivable	$5,989,904
Inventories	13,132,697
Prepaids and other current assets	208,116
Property and equipment, net	7,409,667
Cash	57,818
Total tangible assets acquired	26,798,202
Less: liabilities assumed	6,021,756
Net tangible assets less liabilities	$20,776,446

Intangible assets:
Technology	28,698,700	10
Customer relationships	9,911,000	14
Tradename	4,543,300	10
Non-compete agreements	40,500	3
Goodwill	23,997,218
Total purchase price	$87,967,164

The assets acquired and liabilities assumed were recorded at their estimated fair values as of the Acquisition Date. We determined the fair value of the inventory based on its estimated selling price less cost to sell and normal profit margin.

The fair value of the technology and tradename intangible assets were determined based upon a “relief from royalty” approach. The “relief from royalty” method is based on the premise that a third party would be willing to pay a royalty to use these assets owned by the subject company.  The projected royalties are converted into their present value equivalents through the application of a risk adjusted discount rate. The customer relationships were valued based on an “excess earnings method.” The “excess earnings method” measures the historical customer churn analysis and discussions with management extended until excess earning cash flow approximates zero. The non-compete agreements were valued based on a “with and without” approach. The “with and without” method measures an asset value by estimating the difference in cash flows generated by the business with the asset in-use versus without the asset. The difference in cash flows is attributable to incremental earnings or cost savings associated with the asset. These fair value measurements are based on significant unobservable inputs, based on management’s estimates and assumptions.

The fair value of the identifiable assets, including the intangible assets noted above, may be impacted by the Company’s evaluation of deferred taxes as further discussed below and possibly by future factors that may or may not impact the fair value of the identifiable assets, including the intangible assets noted above.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the benefits the Company expects to realize by expanding its product offerings and addressable markets, thereby contributing to an expanded revenue base. The Company will also increase the size of its sales organization, while realizing cost synergies associated with eliminating redundant positions, primarily in selling, general and administrative functions.

The assets and liabilities assumed in the acquisition have been included in the Company’s condensed consolidated balance sheet as of September 30, 2015. The results of X-spine operations were included in the Company’s condensed consolidated financial statements from the Acquisition Date.

The Company is currently evaluating the impact of the X-spine acquisition on reportable operating segments requirements.

Acquisition Costs

Acquisition-related expenses were $3.9 million for the three and nine months ended September 30, 2015, and primarily included investment banking, accounting, consulting, legal fees and integration expenses. Integration expenses include samples, travel and meetings, severance due to reduction in force, retention bonuses and software. We anticipate additional integration expenses to occur during the fourth quarter of 2015 and the first quarter of 2016.

Taxes

The Company did not acquire X-spine's net operating loss carryforwards for federal tax purposes because X-spine was an S-corporation tax filer prior to the acquisition and any carryforwards were taken by the former shareholders of X-spine in their federal tax filings. The Company is currently evaluating the realizability of the net deferred tax assets acquired net of the deferred tax liabilities that may arise from the recording of intangible assets as part of the purchase price allocation.

Given its significant prior accumulated tax losses, the Company does not expect to incur U.S. federal tax expense in the year ending December 31, 2015 or the foreseeable future. The Company does, however, expect to incur state tax expense during 2015.

Unaudited Supplemental Pro Forma Financial Information

The unaudited pro forma results presented below include the combined results of both entities as if the acquisition had been consummated as of January 1, 2014. Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. In addition, certain historical expenses, such as warrant expense and interest expense associated with debt that was immediately repaid, were eliminated from these pro-forma results. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$20,901,292	$19,619,310	$64,401,225	$58,135,543
Net loss	$(5,357,091)	$(2,769,827)	$(16,061,103)	$(11,250,171)

(3)   Equity

During the first quarter of 2014, the Company issued 150,000 shares of common stock to an affiliate of ROS Acquisition Offshore LP (“ROS”) pursuant to a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4 million under our Credit Agreement.  This issuance accounted for as a debt discount and will be amortized over the life of the loan.  (See Note 9, “Long-Term Debt” below).

In August 2014, the Company offered 1,143,000 shares of its common stock at $5.70 per share and warrants to purchase 571,500 shares of its common stock at an exercise price of $7.12 per share to the public.  Gross proceeds of the offering were approximately $6.5 million. Net proceeds from the offering were approximately $5.9 million and were used for working capital and general corporate purposes. The offering closed on August 6, 2014. The warrants have a five year term and expire on August 6, 2019.  The Company utilizes a valuation model to determine the fair market value and accounts for these warrants as a derivative liability (See Note 1, “Fair Value of Financial Instruments" above). (Also, see Note 11, "Warrants" below).

We entered into a Common Stock Purchase Agreement on March 16, 2015, as amended and restated April 17, 2015, with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in shares of our common stock over the 24-month term. The stock purchase transactions are at the Company’s option. Pursuant to the terms and conditions in the Common Stock Purchase Agreement, in the first quarter of 2015, we issued 207,182 shares of our common stock for $750,000 in aggregate proceeds, along with 154,189 shares of our common stock as a commitment fee. In the second quarter of 2015, following the effectiveness of our Registration Statement on Form S-1, we issued 417,000 shares of our common stock to Aspire Capital for $1,387,439 in aggregate proceeds, which were used for working capital and general corporate purposes. The Company did not issue any shares to Aspire Capital in the quarter ending September 30, 2015.

Under the Common Stock Purchase Agreement, we have the right, at our sole discretion, to present Aspire Capital with purchase notices, directing Aspire Capital (as principal) to purchase up to 50,000 shares of our common stock, per trading day, provided that the aggregate price of each such purchase shall not exceed $500,000 per trading day, at a per share price equal to the lesser of:

•	the lowest sale price of our common stock on the purchase date; or

•	the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, we also have the right to present Aspire Capital with volume-weighted average price purchase notices directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock on the next trading day, subject to the terms, conditions and limitations in the Purchase Agreement.

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

On July 31, 2015, the Company acquired all of the outstanding capital stock of X-spine for approximately $60 million in cash, repayment of approximately $13 million in debt and 4,242,655 shares of our common stock.

Related to the acquisition, on October 8, 2015 the Company granted 78,510 restricted stock units to five X-spine employees at $3.19 a share for a total cost of $250,447 to be expensed ratably over twelve months in Acquisition and integration related expenses from the Acquisition Date.

On September 4, 2015, the Company sold an aggregate of 140,053 shares of our common stock to certain members of our Board of Directors in a private placement transaction for aggregate cash proceeds of $515,395.

(4)   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Current inventories
Raw materials	$4,685,993	$3,836,635
Work in process	3,089,413	2,484,635
Finished goods	17,639,292	5,163,458
	25,414,698	11,484,728
Reserve for obsolescence	(3,372,190)	(1,926,080)
Current inventories, total	22,042,508	9,558,648
Non-current inventories
Finished goods	2,177,090	2,860,248
Reserve for obsolescence	(495,952)	(925,990)
Non-current inventories, total	1,681,138	1,934,258
Total inventories	$23,723,646	$11,492,906

(5)   Impairment of Assets

During the fourth quarter of 2014, management decided to dispose of a group of components because of a shift in strategy for the Company. The component groups consisted of the inventory and fixed assets associated with the Device Coatings and Cranial Maxillofacial Fixation (CMF) lines of business. Sales for these product lines represented less than 1% of total revenue in both the first nine months of 2015 and 2014. Gross profit associated with these product lines was less than 1% of total gross profit for both periods. Total assets associated with the two lines at December 31, 2014 included $80,042 of related fixed assets, net of depreciation, and related inventory of $832,507 for a total value of $912,549. These assets were transferred to Assets held for Sale and are classified on the balance sheet at December 31, 2014 as part of “Prepaid and other current assets”. After the impairment provision, the net balance of the Assets Held for Sale was $0 at December 31, 2014.

The sale of the CMF inventory occurred during the first quarter of 2015 and did not result in any tangible payment to the Company. The sale of the Device Coatings line of business occurred in the third quarter of 2015. The terms of the sale call for cash consideration to the Company of approximately $250,000, and additional contingent cash consideration of $100,000, both of which are secured by promissory notes. The gain on sale will only be recognized when payment on the promissory notes is received. The final terms of the sale of the Device Coatings line of business resulted in an impairment gain of $51,476.

During the third quarter of 2015, Intangible Assets were reviewed and found to be impaired. The impact, net of amortization, was $285,224.

(6)   Property and Equipment, Net

Property and equipment, net are as follows:

	September 30,	December 31,
	2015	2014
Buildings	$1,657,579	$1,657,579
Equipment	5,279,695	4,724,608
Computer equipment	364,966	225,009
Computer software	469,301	345,039
Furniture and fixtures	256,721	153,834
Leasehold improvements	2,477,281	2,380,617
Vehicles	10,000	41,099
Surgical instruments	6,610,189	-
Total cost	17,125,732	9,527,785
Less: accumulated depreciation	(5,692,668)	(4,873,258)
	$11,433,064	$4,654,527

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of September 30, 2015, the Company has recorded $461,036 gross assets in Equipment, and $199,020 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the nine months of 2015 and 2014 was $272,811 and $233,547, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first nine months of 2015 and 2014 was $563,790 and $440,397, respectively.

(7)   Intangible Assets

The Company has applied for various patents with regards to processes for its products.

The following table sets forth information regarding intangible assets:

	September 30, 2015	December 31, 2014
Intellectual Property
Gross carrying value	$43,691,182	$1,036,580
Accumulated amortization	(1,467,326)	(381,090)
Net carrying value	$42,223,856	$655,490

Aggregate amortization expense:	$1,423,983	$77,022

The following is a summary of estimated future amortization expense for intangible assets as of September 30, 2015:

Remainder of 2015	$2,050,466
2016	4,465,216
2017	4,625,114
2018	4,640,027
2019	4,531,176
Thereafter	21,911,857
Total	$42,223,856

(8)   Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
Accrued stock compensation	$91,741	$-
Wages/commissions payable	2,547,860	1,434,743
Accrued integration expense	241,132	-
Other accrued expenses	3,836,164	486,558
	$6,716,897	$1,921,301

(9)   Long-Term Debt

On March 6, 2014, we entered into a Sixth Amendment to our Credit Agreement with ROS whereby we borrowed an additional $4.0 million under our Credit Agreement with ROS and issued 150,000 shares to an affiliate of ROS.  We used the proceeds for working capital and general corporate purposes.

On July 31, 2015, concurrent with the acquisition of X-spine, we completed an offering of $65.0 million aggregate principal amount of 6.00% convertible senior unsecured notes due 2021 (the “Notes”) in a private offering to qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933, as amended. Certain private investment funds for which OrbiMed Advisors LLC, serves as the investment manager, purchased $52.0 million aggregate principal amount of the Notes directly from the Company in the offering. On August 10, 2015, the initial purchaser exercised its option with respect to an additional $3 million aggregate principal amount of Notes.

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

Amended and Restated Credit Agreement

On July 31, 2015, we refinanced approximately $24 million in existing term loans and borrowed an additional $18 million pursuant to an Amended and Restated Credit Agreement with ROS (the “New Facility”). The maturity date of the New Facility is July 31, 2020 (the “Maturity Date”). Interest under the New Facility is bifurcated into a “cash pay” portion and a “payment-in-kind” (“PIK”) portion. Until June 30, 2018 (the “First Period”), interest on loans outstanding under the New Facility will accrue at a rate equal to the sum of (a) 9% per annum, which portion of interest will be payable in cash, plus (b) additional interest (“PIK Interest”) in an amount equal to (i) the sum of 14% per annum, plus the higher of (x) LIBOR and (y) 1% per annum, minus (ii) 9% per annum, which portion of interest will be payable “in kind.” During the portion of the First Period before December 31, 2015 (the “Optional PIK Period”), we may elect at our option to have all or any portion of interest on loans outstanding under the New Facility to accrue during the Optional PIK Period at a rate equal to the sum of 14% per annum, plus the higher of (x) LIBOR and (y) 1% per annum, which portion of interest will be payable “in kind.” On or after June 30, 2018 until the New Facility is repaid in full (the “Second Period”), interest on loans outstanding under the New Facility will accrue at a rate equal to the sum of (a) 12% per annum, which portion of interest will be payable in cash, plus (b) PIK Interest in an amount equal to the difference of (i) the sum of 14% per annum, plus the higher of (x) LIBOR and (y) 1% per annum, minus (ii) 12% per annum, which portion of interest will be payable “in kind.” In both the First Period and the Second Period, the portion of accrued interest constituting PIK Interest will not be payable in cash but will instead be added to the principal amount outstanding under the New Facility. However, at our option, we may choose to make any “payment-in-kind” interest payment in cash. Until the third anniversary of the closing date of the New Facility, we will not be allowed to voluntarily prepay the New Facility. Whenever loans outstanding under the New Facility are prepaid or paid, whether voluntarily, involuntarily or on the Maturity Date, a fee of 7.5% on the amount paid will be due and payable. The New Facility contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Company to maintain revenue and liquidity at levels set forth in the New Facility and ensure that the Company’s senior consolidated leverage ratio does not exceed levels set forth in the New Facility. The New Facility also restricts us from making any payment or distribution with respect to, or purchasing, redeeming, defeasing, retiring or acquiring, the Notes other than payments of scheduled interest on the Notes, issuance of shares of our common stock upon conversion of the Notes, and payment of cash in lieu of fractional shares. The loans under the New Facility are guaranteed by Xtant and its current and future subsidiaries and are secured by substantially all of the current and future assets of Xtant and its subsidiaries. The additional amount borrowed under the New Facility was used to pay a portion of the X-spine acquisition, with the balance being available for general corporate purposes.

We accounted for the Notes and for the New Facility with ROS in accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments, and ASC Subtopic 470-60, Troubled Debt Restructurings by Debtors. Based on the facts and circumstances surrounding the changes to the loan and applying the calculation methodology per the above mentioned ASC subtopics, the Company recognized a gain from the extinguishment of debt of $2,345,019. The expense consists of the write-off of the royalty liability offset by the debt discount and capitalized expenses associated with the original debt agreement, including amendments, with ROS.

In addition, the Company calculated a fair value of the New Facility on a non-recurring basis by taking the five year cash flow and discounting it at a market interest rate. There was no significant difference between the calculated value and the stated value of the New Facility.

Approximately $4.8 million of expenses were incurred in conjunction with the acquisition, the issuance of convertible debt and the amendment and restatement of our credit facility with ROS. Of that amount, approximately $2.2 million of debt issuance costs will be capitalized and amortized over the life of the debt and we expensed approximately $2.6 million in the third quarter of 2015 related to the acquisition itself.

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Loan payable to ROS Acquisition Offshore (See details above)	$42,000,000	$24,000,000
Adjustment fee was payable to ROS Acquisition Offshore, due in August 2019	-	700,000
6% convertible senior unsecured notes due 2021 (See details above)	68,000,000
PIK Interest payable to ROS	1,067,500
6.00% loan payable to Valley Bank of Belgrade, $10,746 monthly payments including interest, maturing December 24, 2030; secured by building	1,287,146	1,325,814
	112,354,646	26,025,814
Less: current portion	(53,172)	(50,671)
Debt discount	-	(5,104,813)
Long-term debt	$112,301,474	$20,870,330

The following is a summary of maturities due on the debt as of September 30, 2015:

Remainder of 2015	$12,953
2016	53,796
2017	57,114
2018	60,637
2019	64,377
Thereafter	112,105,769
Total	$112,354,646

(10)           Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan ("The Plan") provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 1,400,000 shares are authorized under the Plan and at September 30, 2015, we had approximately 480,000 shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the statement of operations for the nine months ended September 30, 2015 and 2014 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
Risk-free interest rate	1.30%		1.81%
Expected volatility	75%		58%
Expected term	6.0	Years	5.25	Years
Expected forfeiture rate	20%		20%
Dividend yield	0%		0%

In July 2014, the Company granted the President of Bacterin an option to purchase 55,000 shares of our common stock outside of the Plan, and in August 2013, the Company granted our Chief Executive Officer an option to purchase 200,000 shares of our common stock outside of the Plan (collectively the “Non-Plan Grants”).

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows:

	2015			2014
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	695,336	$11.09	$5.35	758,328	$14.90	$8.60
Granted	45,000	4.00	2.81	169,200	5.78	5.00
Exercised	-	-	-	(6,666)	10.00	.04
Cancelled or expired	(31,604)	12.71	6.02	(147,396)	19.95	9.20
Outstanding at September 30	708,732	$10.54	$5.29	773,466	$11.99	$7.10
Exercisable at September 30	388,498	$13.53	$6.43	297,962	$17.03	$6.50

The aggregate intrinsic value of options outstanding and the aggregate intrinsic value of exercisable options as of September 30, 2015 were approximately $26,000 and are equal because no options were exercisable at September 30, 2015. As of September 30, 2015, there were 320,234 unvested options with a weighted average fair value at the grant date of $3.90 per option. As of September 30, 2015, we had approximately $799,901 in compensation expense related to unvested awards not yet recognized.

From time to time we may grant stock options and stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period.

The Company recognized non-cash consulting expense for the nine months ended September 30, 2015 and 2014 as $190,869 and $81,924, respectively.

Total share based compensation recognized for employees, directors and consultants was $479,289 and $938,785 for the nine months ended September 30, 2015 and 2014, respectively.

On November 10, 2014, the company granted 39,312 shares of restricted stock units to the independent Directors of the Company. These restricted shares vested on July 1, 2015 and were issued when the stock price was $4.07 per share. The total expense of $160,000 was recognized ratably over the period as General and administrative expense.

On July 1, 2015, the company granted 58,820 restricted stock units to the independent Directors of the Company. These restricted shares vest on July 1, 2016 and were granted when the stock price was $3.40 per share. The total expense of $200,000 is being recognized ratably over the period as General and administrative expense. In the period ending September 30, 2015, $50,000 was expensed.

On October 8, 2015 the Company granted 78,510 restricted stock units to five X-spine employees at $3.19 a share for a total cost of $250,447 to be expensed ratably from the Acquisition Date over twelve months as Acquisition and integration related expense. In the period ending September 30, 2015, $41,741 was expensed.

(11)	Warrants

The following table summarizes our warrant activities for the period ended September 30, 2015:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2014	1,087,820	$16.20
Issued	571,500	7.12
Expired	(4,000)	20.00
Outstanding at January 1, 2015	1,655,320	$13.06
Issued	-	-
Expired	(467,799)	22.55
Outstanding at September 30, 2015	1,187,521	$9.32

We utilize a valuation model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized loss of $78,923 resulting from the change in the fair value of the warrant derivative liability for the first nine months of 2015. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the valuation model with the following weighted-average assumptions:

	Nine Months ended
	September 30,
	2015		2014
Value of underlying common stock (per share)	$3.26		$4.48
Risk free interest rate	1.37%		1.81%
Expected term	4.25	years	5.25	years
Volatility	75%		58%
Dividend yield	0%		0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the nine months ended September 30, 2015 and 2014:

	2015	2014
Balance at January 1,	1,171,692	600,192
Derivative warrants issued	-	571,500
Derivative warrants exercised	-	-
Balance at September 30,	1,171,692	1,171,692

(12)   Commitments and Contingencies

Operating Leases

We lease three office facilities under non-cancelable operating lease agreements with expiration dates in 2016, 2019 and 2023. We have the option to extend the three leases for up to another ten year term and for one facility, we have the right of first refusal on any sale. We lease additional office space under a month-to-month arrangement. Future minimum payments for the next five years and thereafter as of September 30, 2015, under these leases, are as follows:

Remainder of 2015	$175,055
2016	609,317
2017	280,527
2018	286,754
2019	166,940
Thereafter	559,000
Total	$2,077,593

Rent expense was $484,064 and $245,884 for the nine months ended September 30, 2015 and 2014, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

In October of 2015, we entered into a sale leaseback transaction (See Note 16, “Subsequent Events” below).

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

Litigation

Other than as previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2015, there is no material litigation pending to which we are a party or to which our property is subject, other than ordinary routine litigation incidental to our business, including product liability disputes.

(13)	Income Taxes

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

The 2011 through 2014 tax years remain open to examination by the Internal Revenue Service and the 2009 to 2014 tax years remain open to the Montana Department of Revenue and Ohio Department of Revenue.  These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2015 and 2014.

(14)   Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine months Ended
	September 30,
	2015	2014
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,372,453	$2,379,439
Non-cash activities:
Issuance of shares related to debt issuance	$-	$1,094,999
Issuance of capital leases	$70,020	$-
Issuance of share for non-cash consulting expense	$190,869	$81,924
Issuance of restricted stock to employees	$41,741	$142,601
Issuance of shares in conjunction with the acquisition of X-spine	$14,934,146	$-

(15)   Related Party Transactions

Darrel Holmes, our Chief Operating Officer, and Mitchell Godfrey, a former director, serve on the board of American Donor Services Inc. (“ADS”), and Mr. Godfrey also serves as secretary and treasurer for ADS. Mssrs. Godfrey and Holmes each receive $5,000 per year for their service to ADS. ADS recovers tissue from donors and we reimburse ADS for its recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the nine months ended September 30, 2015 and 2014 was $1,367,487 and $1,900,952 respectively. Our relationship with ADS has benefited us, as ADS provides us with current donors and a pipeline for future donors, which is necessary to our success.

Certain of X-spine’s former shareholders, now own over 10% of our common stock as of the Acquisition Date, and have owned a controlling interest of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical.  For the three months ended September 30, 2015, Norwood Medical sold approximately $337,000 of supplies to the Company (See Item 1A. Risk Factors - Risks Related to X-spine’s Business, “X-spine’s business depends, in part, on a relationship with a key supplier, which is a related party” below).

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

(16)   Subsequent Events

On October 23, 2015, the Company entered into a sale-leaseback transaction for the property located at 664 Cruiser Lane, Belgrade, Montana, 59714 which formerly secured the 6% loan payable to Valley Bank of Belgrade (See Note 9, “Long-Term Debt” above) Our new lease agreement has a ten year term with an option to extend for two additional five year terms for a total of ten years.

On October 19, 2015, our common stock began trading on the NYSE MKT under the new symbol “XTNT”.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

Revenue

As with all line items stated in this comparison, the results only include X-spine results as of the Acquisition Date, July 31, 2015 (See Note 2, “ Business Combination” above).

Total revenue for the three months ended September 30, 2015 increased approximately 109.3% to $17,693,020 compared to $8,453,504 in the prior year. The increase of $9,239,516 is due to the X-spine acquisition and improved sales force productivity realized from increased sales headcount and manufacturer representatives.

Cost of sales

Costs of sales consist primarily of manufacturing costs and the depreciation of surgical trays. Costs of sales increased by 100% or $3,017,939 to $6,035,673 for the three months ended September 30, 2015 from $3,017,734 for the three months ended September 30, 2014. As a percentage of sales, cost of sales was 34.1% of revenues for the three months ended September 30, 2015 compared to 35.7% in the same period in 2014. The decrease is the result of improved manufacturing efficiencies including the impact of new products and a change in product and customer mix between the two periods and the impact of the X-spine acquisition.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 147.4%, or $9,855,914 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the reasons set forth below and the expenses due to X-spine acquisition which includes “Acquisition and Integration related expenses” and the “Extinguishment of Debt”.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 74.4%, or $1,698,419, to $3,980,804 for the three months ended September 30, 2015 compared to $2,282,386 for the same period of 2014. Most of the increase is due to the acquisition of X-spine, additional head count in operations as a result of increased sales activity and a one time entry of bad debt expense.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 114.7%, or $4,503,275, to $8,430,303 for the three months ended September 30, 2015 compared to $3,927,028 for the same period of 2014. The increase is due to the acquisition of X-spine and to increased commissions tied to increased revenues. As a percentage of revenue, sales and marketing expenses increased to 47.6% in the three months ended September 30, 2015 from 46.5% compared to the same period of 2014.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for regenerative orthopedic products.  Research and development expenses increased $416,212 or 110.0% from $378,252 for the three months ended September 30, 2014 to $794,464 for the same period of 2015. The increase is due to the acquisition of X-spine.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived property and equipment, patents and intangible assets that resulted from the acquisition of X-spine. Depreciation and amortization expense increased $1,482,457 to $1,541,220 for the three months ended September 30, 2015 from $58,763 in the same period in 2014. Almost all of the increase is due to the amortization of the intangible assets that resulted from the acquisition of X-spine.

Acquisition and Integration Related Expenses

Acquisition and Integration related expenses are $3,856,519 for the three months ended September 30, 2015. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses consist of samples, travel and meeting, severance due to reduction in force, retention bonuses and software. We anticipate additional expenses to occur during the fourth quarter of 2015 and the first quarter of 2016.

Extinguishment of Debt

Extinguishment of Debt expenses are $2,345,019 for the three months ended September 30, 2015 and are related to the Amended and Restated Credit Agreement with ROS Acquisition Offshore LP (“ROS”) and is recorded in accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments and ASC Subtopic 470-60, Troubled Debt Restructuring by Debtors. The expense consists of the write-off of the royalty liability offset by the debt discount and capitalized expenses associated with the issuance of the original debt agreement, including amendments, with ROS.

Non-cash Consulting Expense

In this quarter, non-cash consulting expense consists of non-cash expense associated with stock to directors and consultants. Non-cash consulting expense increased $10,303 to $50,000 for the three months ended September 30, 2015 from $39,697 in the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the three months ended September 30, 2015 increased $613,213 to $2,111,721 as compared to $1,498,508 in the same period in 2014 due to increased long term and convertible debt issued in part to finance the acquisition of X-spine.

Change in Warrant Derivative Liability

For the three months ended September 30, 2015, the Company recorded a gain from a decrease in its non-cash warrant derivative liability of $397,366 which was primarily driven by the decrease in the closing price of the Company’s common stock from June 30, 2015 to September 30, 2015. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contain certain provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Other Income/Expense

Other expense for the three months ended September 30, 2015 was $89,925 as compared to expense of $70,344 in the same period in 2014.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

Revenue

As with all line items stated in this comparison, the results only include X-spine results as of the Acquisition Date, Julu 31, 2015 (See Note 2, “ Business Combination” above).

Total revenue for the nine months ended September 30, 2015 increased approximately 41.3% to $37,088,749 compared to $26,250,407 in the prior year. The increase of $10,838,342 is due to the X-spine acquisition and improved sales force productivity realized from increased sales headcount and manufacturer representatives.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 32.6% or $3,164,487 to $12,883,439 for the nine months ended September 30, 2015 from $9,718,952 for the first nine months of 2014. As a percentage of tissue sales, cost of sales was 34.7% of revenues for the nine months ended September 30, 2015 compared to 37.0% in the first nine months of 2014. The decrease is the result of improved manufacturing efficiencies including the impact of new products, a change in product and customer mix between the two periods.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 58.6%, or $11,900,144 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the reasons set forth below and the expenses due to X-spine acquisition which includes “Acquisition and Integration related expenses” and the “Extinguishment of Debt”.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 32.1%, or $2,140,122, to $8,805,104 for the nine months ended September 30, 2015 compared to the same period of 2014 due. Most of the increase is due to the acquisition of X-spine, additional head count in operations as a result of increased sales activity and a one time entry of bad debt expense.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. In addition, stock option compensation expense associated with our sales force is also included in sales and marketing expenses. Sales and marketing expenses increased 46.8%, or $5,792,093, to $18,179,552 for the nine months ended September 30, 2015 compared to $12,387,459 for the same period of 2014. The increase is due to the acquisition of X-spine and to increased commissions tied to increased revenues and the addition of the increased number of sales assets. As a percentage of revenue, sales and marketing expenses increased to 49.0% in the first nine months of 2015 from 47.2% in the prior year’s first nine months.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our regenerative orthopedic product lines.  Research and development expenses increased $564,085 or 59.1% from $955,111 for the first nine months ended September 30, 2014 to $1,519,196 for the same period of 2015. Most of the increase is due to the acquisition of X-spine.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived property and equipment, patents and intangible assets that resulted from the acquisition of X-spine. Depreciation and amortization expense increased $1,549,651 to $1,765,994 for the nine months ended September 30, 2015 from $216,343 in the same period in 2014. Almost all of the increase is due to the amortization of the intangible assets that resulted from the acquisition of X-spine.

Acquisition and Integration Related Expenses

Acquisition and Integration related expenses are $3,856,519 for the nine months ended September 30, 2015. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses consist of samples, travel and meeting, severance due to reduction in force, retention bonuses and software. We anticipate additional expenses to occur during the fourth quarter of 2015 and the first quarter of 2016.

Extinguishment of Debt

Extinguishment of Debt expenses are $2,345,019 for the nine months ended September 30, 2015 and are related to the Amended and Restated Credit Agreement with ROS Acquisition Offshore LP (“ROS”) and is recorded in accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments and ASC Subtopic 470-60, Troubled Debt Restructuring by Debtors. The expense consists of the write-off of the royalty liability offset by the debt discount and capitalized expenses associated with the issuance of the original debt agreement, including amendments, with ROS.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense increased $108,945 to $190,869 for the first nine months ended September 30, 2015 from $81,924 in the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the first nine months of 2015 increased $714,832 to $4,930,941 as compared to $4,216,109 in the first nine months of 2014 due to increased long term and convertible debt issued in part to finance the acquisition of X-spine..

Change in Warrant Derivative Liability

For the nine months ended September 30, 2015, the Company recorded an expense in its non-cash warrant derivative liability of $78,923 which was primarily driven by an increase in the closing price of the Company’s common stock from December 31, 2014 to September 30, 2015. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contain certain provisions requiring the Company to record a change in the warrant derivative liability from period to period.

Non-Cash Consideration Associated with Stock Agreement

In the first quarter of 2015 we issued 154,189 shares of our common stock which were valued at $3.62 per share or $558,185 to Aspire Capital as a commitment fee.

Other Income/Expense

Other expense for the nine months ended September 30, 2015 was $193,052 as compared to an expense of $253,289 in the same period in 2014.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility and other debt transactions.

For the nine months ended September 30, 2015, we received $68 million from the issuance of the Notes, and we borrowed an additional $18 million under an amended and restated credit facility with ROS (See Note 9, “Long-Term Debt” above). After payment of the consideration and expenses related to the acquisition and related financing transactions, our cash on hand increased by approximately $8.6 million.

We also received $2,137,439 from the sale of our common stock to Aspire Capital pursuant to a Purchase Agreement. See Note 3, “Equity” above, describing the Purchase Agreement with Aspire Capital. At September 30, 2015, we had $21,770,771 of cash and cash equivalents and accounts receivable.

Net cash used in operating activities for the first nine months of 2015 was $9,027,080, primarily related to funds required to finance the Company’s operations. For comparable period of 2014, net cash used in operating activities was $5,169,527.

Net cash used in investment activities for the first nine months of 2015 was $73,374,774 due mostly to the acquisition of X-spine and also to the sale/retirement/purchase of property and equipment.

Net cash provided by financing activities was $85,846,261 for the first nine months of 2015, primarily due to proceeds from the sale of equity securities and the issuance of common stock, senior convertible notes and amended and restated credit facility associated with the acquisition of X-spine (See Note 3, “Equity” and Note 9, “Long-Term Debt” above).

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our September 30, 2015 cash on hand and accounts receivable balance of $21,770,771 along with anticipated cash receipts from sales expected from operations and proceeds from the Aspire Capital financing will be sufficient to meet our anticipated cash requirements through December 31, 2016. If we do not meet our revenue objectives, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans or alternative sources of financing. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of September 30, 2015.  Based upon that evaluation, and subject to the completion of the evaluation of X-spine’s controls, our chief executive officer and chief financial officer concluded that as of September 30, 2015, our disclosure controls and procedures for Xtant were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2015, there is no material litigation pending to which we are a party or to which our property is subject, other than ordinary routine litigation incidental to our business, including product liability disputes.

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

We have made certain assumptions relating to the acquisition of X-spine that may be inaccurate. Accordingly, we may fail to realize the expected benefits of the acquisition, may incur higher-than-expected transaction and integration costs, may assume unknown liabilities and may experience general economic and business conditions that adversely affect the combined company following the acquisition. These assumptions relate to numerous matters, including:

•	projections of X-spine’s future results;

•	our expected capital structure following the acquisition;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the acquisition;

•	cost, cross-selling and balance sheet synergies;

•	acquisition costs, including restructuring charges and transaction costs;

•	our ability to maintain, develop and deepen relationships with X-spine’s customers; and

•	other financial and strategic risks of the acquisition.

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

X-spine’s business is dependent, in part, on a key distributor arrangement. For the year ended December 31, 2014, net sales to this one large distributor exceeded 10% of X-spine’s net sales. X-spine’s results of operations are directly dependent on the sales and marketing efforts of its distributors and other sales agents and employees. If X-spine’s key distributor were to reduce its efforts or cease to do business with X-spine, X-spine’s sales could be adversely affected. In such a situation, X-spine may need to seek alternative distributors or increase its reliance on existing direct sales employees, sales agent and other distributors, which we may be unable to do in a timely and efficient manner, if at all.

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

We will need to continue to innovate and develop new products.

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

We may be subject to product liability litigation that could be expensive, and our insurance coverage may not be adequate in a catastrophic situation.

We may incur material liabilities relating to product liability claims, including product liability claims arising out of the use of our products. We currently carry product liability insurance, however, our insurance coverage may not be adequate and our business could suffer material adverse consequences due to product liability claims.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We issued 140,053 restricted shares of our common stock to certain board members at $3.68 per share, the closing price on September 4, 2015, for aggregate proceeds of approximately $515,395, which we used for working capital and general corporate purposes. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Quarterly Report on Form 10-Q filed November 14, 2011, incorporated by reference herein).

3.2	Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Current Report on Form 8-K filed July 25, 2014, incorporated by reference herein).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Current Report on Form 8-K filed August 3, 2015, incorporated by reference herein).

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to Current Report on Form 8-K filed October 1, 2015, incorporated by reference herein).

4.1	Indenture, dated as of July 31, 2015, between the Company and Wilmington Trust, National Association, a national banking association, as Trustee (filed as Exhibit 10.2 to Current Report on Form 8-K filed August 3, 2015, incorporated by reference herein).

4.2	Registration Rights Agreement, dated as of July 31, 2015, among the Company, Leerink Partners LLC, OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.3 to Current Report on Form 8-K filed August 3, 2015, incorporated by reference herein).

10.1		Stock Purchase Agreement, dated as of July 27, 2015, by and among the Company, X-spine Systems, Inc., and the Sellers named therein (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2015, incorporated by reference herein).

10.2		Amended and Restated Credit Agreement, dated as of July 27, 2015, by and among Bacterin International, Inc., as the Borrower, the Lenders party thereto, and ROS Acquisition Offshore LP, as the Administrative Agent (filed as Exhibit 10.2 to Current Report on Form 8-K filed July 28, 2015, incorporated by reference herein).

10.3		Termination of Royalty Agreement, dated as of July 27, 2015, by and between Bacterin International, Inc. and ROS Acquisition Offshore LP (filed as Exhibit 10.3 to Current Report on Form 8-K filed July 28, 2015, incorporated by reference herein).

10.4		Securities Purchase Agreement, dated as of July 27, 2015, by and among the Company, ROS Acquisition Offshore LP and OrbiMed Royal Opportunities II (filed as Exhibit 10.4 to Current Report on Form 8-K filed July 28, 2015, incorporated by reference herein).

10.5		Purchase Agreement, dated as of July 27, 2015, by and between the Company and Leerink Partners LLC (filed as Exhibit 10.5 to Current Report on Form 8-K filed July 28, 2015, incorporated by reference herein).

10.6		Distribution Agreement, dated as of January 23, 2014, between X-spine Systems, Inc. and Zimmer Spine, Inc., as amended (filed as Exhibit 10.1 to Current Report on Form 8-K filed August 3, 2015, incorporated by reference herein).

10.7		Employment Agreement, dated as of July 31, 2015, between X-spine Systems, Inc. and/or the successor thereof, and David Kirschman (filed as Exhibit 10.4 to Current Report on Form 8-K filed August 3, 2015, incorporated by reference herein).

10.8		Amended and Restated Xtant Medical Equity Incentive Plan

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

101.INS		XBRL INSTANCE DOCUMENT

101.SCH		XBRL TAXONOMY EXTENSION SCHEMA

101.CAL		XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF		XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB		XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE		XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 16, 2015	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

