Form 10-Q
period 2016-03-31
Xtant Medical Holdings, Inc.
filed 2016-05-11
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 2, 2016: 12,135,150

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	As of
	2016	December 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,668,355	$6,368,016
Trade accounts receivable, net of allowance for doubtful accounts of $2,713,074 and $2,579,634, respectively	14,923,488	15,385,218
Current inventories, net	24,203,782	22,684,716
Prepaid and other current assets	858,400	601,697
Total current assets	44,654,025	45,039,647

Non-current inventories, net	1,439,254	1,607,915
Property and equipment, net	13,773,495	11,816,629
Goodwill	41,534,626	41,534,626
Intangible assets, net	39,219,422	40,237,289
Other assets	770,297	791,221

Total assets	$141,391,119	$141,027,327

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,389,147	$9,386,531
Accounts payable - related party	2,138,842	1,406,763
Accrued liabilities	9,993,541	9,595,851
Warrant derivative liability	1,031,661	1,050,351
Current portion of capital lease obligations	30,150	35,139
Total current liabilities	25,583,341	21,474,635

Long-term liabilities:
Capital lease obligation, less current portion	4,804	7,800
Long-term convertible debt, less issuance costs	66,507,709	66,436,647
Long-term debt, less issuance costs	45,934,028	44,231,718
Total liabilities	138,029,882	132,150,800

Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 11,897,601 shares issued and outstanding as of March 31, 2016 and December 31, 2015	11	11
Additional paid-in capital	81,998,270	81,917,488
Accumulated deficit	(78,637,044)	(73,040,972)
Total stockholders’ equity	3,361,237	8,876,527

Total liabilities & stockholders’ equity	$141,391,119	$141,027,327

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2016	2015
Revenue
Orthopedic product sales	$20,808,035	$9,277,047
Other revenue	169,300	226,067
Total Revenue	20,977,335	9,503,114

Cost of sales	6,877,267	3,472,477

Gross Profit	14,100,068	6,030,637

Operating Expenses
General and administrative	3,484,712	2,425,167
Sales and marketing	10,512,966	4,713,672
Research and development	899,575	433,561
Depreciation and amortization	1,208,334	124,111
Acquisition and integration related expenses (Note 2)	301,773	-
Non-cash consulting expense	55,296	66,796
Total Operating Expenses	16,462,656	7,763,307

Loss from Operations	(2,362,588)	(1,732,670)

Other Income (Expense)
Interest expense	(2,827,174)	(1,435,578)
Change in warrant derivative liability	18,690	(462,208)
Non-cash consideration associated with stock purchase agreement	-	(558,185)
Other income (expense)	(425,000)	11,837

Total Other Income (Expense)	(3,233,484)	(2,444,134)

Net Loss from Operations	(5,596,072)	(4,176,804)

Net loss per share:
Basic	$(0.47)	$(0.62)
Dilutive	$(0.47)	$(0.62)

Shares used in the computation:
Basic	11,897,601	6,689,530
Dilutive	11,897,601	6,689,530

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2016	2015
Operating activities:
Net loss	$(5,596,072)	$(4,176,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,779,986	235,124
Non-cash interest	2,822,980	135,002
Non-cash consideration associated with stock purchase agreement	-	558,185
Gain on sale of fixed assets	-	(16,415)
Amortization of debt discount	-	424,387
Non-cash consulting expense/stock option expense	136,079	229,984
Provision for losses on accounts receivable and inventory	(72,313)	(209,891)
Change in derivative warrant liability	(18,690)	462,208
Changes in operating assets and liabilities:
Accounts receivable	328,290	(993,821)
Inventories	(1,144,652)	147,747
Prepaid and other assets	(235,779)	(152,026)
Accounts payable	3,734,694	610,718
Accrued liabilities	(707,214)	667,326
Net cash used in operating activities	1,027,309	(2,078,276)

Investing activities:
Purchases of property and equipment and intangible assets	(2,718,985)	(48,768)
Proceeds from sale of fixed assets	-	16,415
Net cash used in investing activities	(2,718,985)	(32,353)

Financing activities:
Payments on long-term debt	-	(171,687)
Payments on capital leases	(7,985)	(36,335)
Net proceeds from issuance of stock	-	750,000)
Net cash provided by financing activities	(7,985)	541,978

Net change in cash and cash equivalents	(1,699,661)	(1,568,651)

Cash and cash equivalents at beginning of period	6,368,016	4,468,208
Cash and cash equivalents at end of period	$4,668,355	$2,899,557

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), formerly known as Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, Bacterin International, Inc., (“Bacterin”) a Nevada corporation, Xtant Medical, Inc., a Delaware corporation, and X-Spine Systems, Inc. (“X-spine”), an Ohio corporation, (Xtant, Bacterin and X-spine are jointly referred to herein as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Xtant develops, manufactures and markets orthopedic products for domestic and international markets. Xtant products serve the combined specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease, tissue grafts for the treatment of orthopedic disorders to promote healing following spine, cranial and surgeries and the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries. The Company also previously developed and licensed coatings for various medical device applications.

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

The accompanying interim condensed consolidated financial statements of Xtant for the quarters ended March 31, 2016 and 2015 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2016.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 93% and 97% of sales were in the United States, respectively, for the quarter ended March 31, 2016 and 2015.  No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at March 31, 2016.

In the quarter ended March 31, 2016, Xtant purchased from Norwood Medical approximately 18% of its operating products (See Note 15, “Related Party Transactions” below).

Revenue by geographical region is as follows:

	Quarter Ended March 31,
	2016	2015
United States	$19,604,142	$9,258,210
Rest of world	1,373,193	244,904
Total revenue	$20,977,335	$9,503,114

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill, and intangible assets and liabilities; valuation allowances for trade receivables, inventory, and deferred income tax assets and liabilities; valuation of the warrant derivative liability, inventory, royalty liability, and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. (See Note 5, “Impairment of Assets” below.)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, instead they are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of such asset may not be recoverable. In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment. The Company conducts its annual impairment test on December 31 of each year.

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

The Company also receives royalty revenue from third parties related to licensing agreements, which represented less than 1% of total revenue for the quarters ended March 31, 2016 and 2015.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $100,298 and $2,658 for the quarters ended March 31, 2016 and 2015, respectively.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new devices and biologics and processes are expensed as incurred.

Other Income (Expense)

Other income (expense) primarily consists of non-recurring items that are outside of the normal Company’s operations such as other related legal expenses, gain or loss on the sale of fixed assets and miscellaneous minor adjustments to account balances.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the quarters ended March 31, 2016 and 2015, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 1,861,272 and 2,186,361 outstanding stock options and warrants for the quarters ended March 31, 2016 and 2015, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, other accrued expenses and long-term debt, approximate their fair values based on terms and related interest rates.

The Company follows a framework for measuring fair value. The framework provides a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the quarters ended March 31, 2016 and 2015, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities as of March 31, 2016 and December 31, 2015, that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of March 31, 2016	As of December 31, 2015
Level 1	-	-
Level 2	-	-
Level 3	$1,031,661	$1,050,351

The valuation technique used to measure fair value of the warrant liability is based on a valuation model and significant assumptions and inputs determined by us (See Note 11, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2016:

Warrant derivative liability

Balance at January 1, 2016	$1,050,351
Gain recognized in earnings	(18,690)
Balance at March 31, 2016	$1,031,661

During the quarter ended March 31, 2016, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

(2)	Business Combination

On July 31, 2015 (the “Acquisition Date”), the Company completed its acquisition of 100% of the outstanding common stock of X-spine. During the quarter ended March 31, 2016, the Company recorded $101,796 of amortization of the acquisition costs in the condensed consolidated statements of operations. We anticipate additional integration expenses to occur during the second quarter of 2016.

Unaudited Supplemental Pro Forma Financial Information

The unaudited pro forma results presented below for the quarter ending March 31, 2015 include the combined results of both entities as if the acquisition had been consummated as of January 1, 2015. Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. In addition, certain historical expenses, such as warrant expense and interest expense associated with debt that was immediately repaid, were eliminated from these pro-forma results. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

	Quarter ended March 31,
	2016	2015
Revenue	$20,977,335	$21,728,361
Net loss	$(5,596,072)	$(6,030,923)

(3)	Equity

We entered into the Purchase Agreement on March 16, 2015, as amended and restated on April 17, 2015, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 24-month term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, in the first quarter of 2016 we issued zero shares compared to the first quarter of 2015 where we issued 207,182 shares of our common stock to Aspire Capital for $750,000 in aggregate proceeds, along with 154,189 shares of our common stock which were valued at $3.62 per share and included as $558,185 on the condensed consolidated statements of operations to Aspire Capital as a commitment fee. In the second quarter of 2015, following the effectiveness of our Registration Statement on Form S-1, we issued 417,000 shares of our common stock to Aspire Capital for $1,366,941 in aggregate proceeds, which were used for working capital and general corporate purposes. The Company did not issue any shares to Aspire Capital in the last six months of 2015.

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

Related to the acquisition, on October 8, 2015 the Company granted 78,510 restricted stock units to five X-spine employees at $3.19 a share, for a total cost of $250,447, to be expensed ratably over twelve months in Acquisition and integration related expenses from the Acquisition Date.

On September 4, 2015, the Company sold an aggregate of 140,053 shares of our common stock to certain members of our Board of Directors in a private placement transaction for aggregate cash proceeds of $515,395.

(4)	Inventories, Net

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Current inventories
Raw materials	$5,121,627	$4,860,914
Work in process	2,342,015	2,720,707
Finished goods	19,720,966	18,289,674
Gross current inventories	27,184,608	25,871,295
Reserve for obsolescence	(2,980,826)	(3,186,579)
Current inventories, net	24,203,782	22,684,716
Non-current inventories
Finished goods	1,852,417	2,021,077
Reserve for obsolescence	(413,163)	(413,162)
Non-current inventories, net	1,439,254	1,607,915
Total inventories, net	$25,643,036	$24,292,631

(5)	Impairment of Assets

During the third quarter of 2015, Intangible Assets were reviewed and found to be impaired. The impact, net of amortization, was $285,224.

(6)	Property and Equipment, Net

Property and equipment, net are as follows:

	March 31,	December 31,
	2016	2015
Equipment	$5,620,218	$5,368,567
Computer equipment	348,404	348,404
Computer software	503,587	503,587
Furniture and fixtures	174,215	174,215
Leasehold improvements	2,665,102	2,661,802
Vehicles	10,000	10,000
Surgical instruments	10,518,986	8,175,578
Total cost	19,840,512	17,242,153
Less: accumulated depreciation	(6,067,017)	(5,425,524)
Property and equipment, net	$13,773,495	$11,816,629

The Company provides surgical instruments to surgeons to use during surgical procedures. Instruments are classified as non-current assets and are recorded as property, plant and equipment. Instruments are carried at cost and are held at book value (cost less accumulated depreciation). Depreciation is calculated using the straight-line method using a five year useful life.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of March 31, 2016, the Company has recorded $349,162 gross assets in Equipment, and $164,477 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the first quarter of 2016 and 2015 was $118,163 and $99,523, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first quarter of 2016 and 2015 was $658,176, and $165,403, respectively.

(7)	Intangible Assets

Intangible assets consist of various patents with regard to processes for its products and intangible assets associated with the acquisition of X-spine.

The following table sets forth information regarding intangible assets:

	March 31, 2016	December 31, 2015
Patents	668,662	564,717
Acquisition related intangibles:
Technology	28,698,700	28,698,700
Customer relationships	9,911,000	9,911,000
Tradename	4,543,300	4,543,300
Non-compete	40,500	40,500
Accumulated amortization	(4,642,740)	(3,520,928)
Intangible assets, net	$39,219,422	$40,237,289

Aggregate amortization expense:	$1,121,812	$3,438,596

The following is a summary of estimated future amortization expense for intangible assets as of March 31, 2016:

Remainder of 2016	$3,375,093
2017	4,660,413
2018	4,675,523
2019	4,566,322
2020	4,480,933
Thereafter	17,461,138
Total	$39,219,422

(8)	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Accrued stock compensation	$202,333	$147,037
Wages/commissions payable	3,445,716	3,994,714
Accrued integration expense	347,814	646,860
Accrued interest payable	2,761,083	1,716,167
Other accrued expenses	3,236,595	3,091,073
Accrued liabilities	$9,993,541	$9,595,851

(9)	Long-Term Debt

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

The Notes bear interest at a rate equal to 6.00% per year. Following the first interest payment date, which occurred on April 15, 2016, interest on the Notes will be payable semiannually in arrears on January 15 and July 15 of each year. Interest will accrue on the Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from July 31, 2015. Unless earlier converted or repurchased, the Notes will mature on July 15, 2021.

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

The Notes are Xtant’s senior, unsecured obligations, rank equal in right of payment with its existing and future unsecured indebtedness that is not junior to the Notes, are senior in right of payment to any of its existing and future indebtedness that is expressly subordinated to the Notes, and are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent Xtant is not a holder thereof) preferred equity, if any, of its subsidiaries.

Amended and Restated Credit Agreement

On July 31, 2015, we refinanced approximately $24 million in existing term loans and borrowed an additional $18 million pursuant to an Amended and Restated Credit Agreement with ROS (the “New Facility”). The maturity date of the New Facility is July 31, 2020 (the “Maturity Date”). Interest under the New Facility is bifurcated into a “cash pay” portion and a “payment-in-kind” (“PIK”) portion. Until June 30, 2018 (the “First Period”), interest on loans outstanding under the New Facility will accrue at a rate equal to the sum of (a) 9% per annum, which portion of interest will be payable in cash, plus (b) additional interest (“PIK Interest”) in an amount equal to (i) the sum of 14% per annum, plus the higher of (x) LIBOR and (y) 1% per annum, minus (ii) 9% per annum, which portion of interest will be payable “in kind.” During the portion of the First Period before December 31, 2015 (the “Optional PIK Period”), we may elect at our option to have all or any portion of interest on loans outstanding under the New Facility to accrue during the Optional PIK Period at a rate equal to the sum of 14% per annum, plus the higher of (x) LIBOR and (y) 1% per annum, which portion of interest will be payable “in kind.” On or after June 30, 2018 until the New Facility is repaid in full (the “Second Period”), interest on loans outstanding under the New Facility will accrue at a rate equal to the sum of (a) 12% per annum, which portion of interest will be payable in cash, plus (b) PIK Interest in an amount equal to the difference of (i) the sum of 14% per annum, plus the higher of (x) LIBOR and (y) 1% per annum, minus (ii) 12% per annum, which portion of interest will be payable “in kind.” In both the First Period and the Second Period, the portion of accrued interest constituting PIK Interest will not be payable in cash, but will instead be added to the principal amount outstanding under the New Facility. However, at our option, we may choose to make any “payment-in-kind” interest payment in cash. Until the third anniversary of the closing date of the New Facility, we will not be allowed to voluntarily prepay the New Facility. Whenever loans outstanding under the New Facility are prepaid or paid, whether voluntarily, involuntarily or on the Maturity Date, a fee of 7.5% on the amount paid will be due and payable. The New Facility contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Company to maintain revenue and liquidity at levels set forth in the New Facility and ensure that the Company’s senior consolidated leverage ratio does not exceed levels set forth in the New Facility. The New Facility also restricts us from making any payment or distribution with respect to, or purchasing, redeeming, defeasing, retiring or acquiring, the Notes other than payments of scheduled interest on the Notes, issuance of shares of our common stock upon conversion of the Notes, and payment of cash in lieu of fractional shares. The loans under the New Facility are guaranteed by Xtant and its current and future subsidiaries and are secured by substantially all of the current and future assets of Xtant and its subsidiaries. The additional amount borrowed under the New Facility was used to pay a portion of the X-spine acquisition, with the balance being available for general corporate purposes.

We accounted for the Notes and for the New Facility with ROS in accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments, and ASC Subtopic 470-60, Troubled Debt Restructurings by Debtors. Based on the facts and circumstances surrounding the changes to the loan and applying the calculation methodology per the above mentioned ASC Subtopics, the Company recognized a gain from the extinguishment of debt of $2,345,019. The gain consists of the write-off of the royalty liability offset by the debt discount and capitalized expenses associated with the original debt agreement, including amendments, with ROS.

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

In April 2015, the FASB issued ASU 2015-3 to simplify the presentation of debt issuance costs. This update required that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. As required, the update was adopted and effective for interim and annual periods beginning after December 15, 2015. ASU 2015-3 did not have a material impact.

Prior to the issuance of the New Facility, the Company was required to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of approximately $7.4 million at the time of the issuance of the New Facility. The debt discount was amortized to interest expense over the seven year term of the loan using the effective interest method. The royalty liability was to be accreted to $12.3 million through interest expense over the ten year term of the royalty agreement using the effective interest method. With the issuance of the New Facility, both the Debt Discount and Royalty Liability were extinguished as part of the $2.3 million gain related to the extinguishment of debt.

On March 31, 2016, we entered into an amendment of the New Facility. The amendment modifies the New Facility by extending the time frame during which the Company may elect to allow interest to accrue on its loan in lieu of making interest payments, from December 31, 2015 to March 31, 2016. The amendment also lowers the minimum liquidity requirements of the Company, by allowing the Company to maintain a liquidity amount of $500,000 or greater through June 30, 2016. At all times after June 30, 2016 and until January 1, 2017, the Company is required to maintain a liquidity amount of $2,500,000 or greater.

Long-term debt consists of the following:

	March 31,	December 31,
	2016	2015
Loan payable to ROS Acquisition Offshore (See details above)	$42,000,000	$42,000,000
PIK Interest payable to ROS	4,376,744	2,700,476
6% convertible senior unsecured notes due 2021 (See details above)	68,000,000	68,000,000
Gross long-term debt	114,376,744	112,700,476
Less: capitalized debt issuance costs	(1,935,007)	(2,032,111)
Long-term debt, less issuance costs	$112,441,737	$110,668,365

The following is a summary of maturities due on the debt as of March 31, 2016:

Remainder of 2016	$-
2017	-
2018	-
2019	-
2020	46,376,744
Thereafter	68,000,000
Total	$114,376,744

(10)	Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 1,400,000 shares are currently authorized under the Plan and at March 31, 2016, we had approximately 470,000 shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the condensed consolidated statements of operations for the quarters ended March 31, 2016 and 2015 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Quarter Ended		Quarter Ended
	March 31, 2016		March 31, 2015
Risk-free interest rate	2.37%		2.38%
Expected volatility	76%		64%
Expected term	6.1	Years	6.1	Years
Expected forfeiture rate	20%		20%
Dividend yield	0%		0%

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows:

	2016			2015
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	664,081	$10.64	$5.32	695,336	$11.09	$5.35
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	(81,375)	8.93	4.13	-	-	-
Outstanding at March 31	582,706	$10.88	$5.48	695,336	$11.09	$5.35
Exercisable at March 31	366,003	$13.39	$6.40	322,381	$14.97	$6.89

The aggregate intrinsic value of options outstanding as of March 31, 2016 was zero because the closing price of the stock at March 31, 2016 was less than the strike price of all options outstanding. As of March 31, 2016, there were 216,703 unvested options with a weighted average fair value at the grant date of $3.94 per option. As of March 31, 2016, we had approximately $532,000 in compensation expense related to unvested awards not yet recognized.

From time to time we may grant stock options and stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period. The Company recognized expenses for the quarters ended March 31, 2016 and 2015 of zero and $66,796, respectively, as Non-cash consulting expense.

Total share based compensation recognized for employees, directors and consultants was $161,123 and $229,994 for the quarters ended March 31, 2016 and 2015, respectively.

On July 1, 2015, the 39,312 shares of restricted stock units granted by the Company on November 10, 2014 to the independent Directors of the Company vested. These restricted shares were issued when the stock price was $4.07 per share. The total expense of $160,000 was recognized ratably over the vesting period as Non-cash consulting expense.

On July 1, 2015, the Company granted 58,820 restricted stock units to the independent Directors of the Company. These restricted shares vest on July 1, 2016 and were granted when the stock price was $3.40 per share. The total expense of $200,000 is being recognized ratably over the period as Non-cash consulting expense. In the quarter ended March 31 2016, $50,000 was expensed.

On October 8, 2015 the Company granted 78,510 restricted stock units to five X-spine employees at $3.19 a share for a total cost of $250,447 to be expensed ratably from the Acquisition Date over the vesting period as Acquisition and integration related expense. In the quarter ended March 31, 2016, $25,045 was expensed.

Also, on October 8, 2015, the Company granted 20,000 restricted stock units to four Xtant area sales vice presidents at $3.19 a share for a total cost of $65,550 to be expensed ratably over the vesting period as General and administrative expense. In the quarter ended March 31, 2016, $5,296 was expensed.

(11)	Warrants

The following table summarizes our warrant activities for the quarter ended March 31, 2016:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2015	1,655,320	$13.06
Issued	-	-
Expired	(376,754)	22.87
Outstanding at January 1, 2016	1,278,566	$8.45
Issued	-	-
Expired	-	-
Outstanding at March 31, 2016	1,278,566	$8.45

We utilize a valuation model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $18,690 resulting from the change in the fair value of the warrant derivative liability for the first quarter of 2016. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Quarter Ended
	March 31,
	2016		2015
Value of underlying common stock (per share)	$2.71		$3.03
Risk free interest rate	1.00%		1.30%
Expected term	3.75	Years	4.75	Years
Volatility	76%		64%
Dividend yield	0%		0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the quarter ended March 31, 2016 and 2015:

	2016	2015
Balance at January 1,	1,125,119	1,171,692
Derivative warrants issued	-	-
Derivative warrants exercised	-	-
Expired	-	-
Balance at March 31,	1,125,119	1,171,692

(12)	Commitments and Contingencies

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

 Future minimum payments for the next five years and thereafter as of March 31, 2016, under these leases, are as follows:

Remainder of 2016	$548,257
2017	451,327
2018	462,678
2019	348,141
2020	342,638
Thereafter	1,386,653
Total	$3,539,694

Rent expense was $230,007 and $83,613 for the quarter ended March 31, 2016 and 2015, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

Litigation

On March 17, 2014, a complaint was served on the Company in the following state court action in the District Court for the County of Arapahoe, State of Colorado: Robert Taggart v. Guy Cook, Bacterin International, Inc., a Nevada Corporation and Bacterin International Holdings, Inc., a Delaware corporation, Civil Action No. 14CV30401. The complaint involves claims under an employment agreement between plaintiff and the Company seeking commissions on Company sales, a commission on funds obtained by the Company as a result of a reverse merger and vesting of certain stock options and was settled in the quarter ending March 31, 2016.

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

The Company did not recognize any interest or penalties related to income taxes for the quarters ended March 31, 2016 and 2015.

(14)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Quarter Ended
	March 31,
	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,194	$801,844

(15)	Related Party Transactions

Darrel Holmes, our former Chief Operating Officer of our Bacterin subsidiary, serves on the board of American Donor Services Inc. (“ADS”). Mr. Holmes receives $5,000 per year for his service to ADS. ADS recovers tissue from donors and we reimburse ADS for its recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the quarter ended March 31, 2016 and 2015 was $270,035 and $452,874, respectively. Our relationship with ADS has benefited us, as ADS provides us with current donors and a pipeline for future donors, which is necessary to our success.

Certain of X-spine’s former shareholders now own over 10% of our common stock as of the Acquisition Date, and have owned a controlling interest of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical.  In the first quarter of 2016, Xtant purchased from Norwood Medical approximately 18% of its operating products.

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

(16)	Segment and Geographic Information

The Company’s management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthopedic medical products and devices.

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area is reported in Note 1, “Business Description and Summary of Significant Accounting Policies” above.

(17)	Subsequent Events

Concurrent with the acquisition of X-spine, in 2015, we borrowed an additional $18.0 million under an amended and restated credit agreement with ROS Acquisition Offshore LP (“ROS”) and we completed an offering of $68.0 million aggregate principal amount of 6.00% convertible senior unsecured notes due 2021 (the “Notes”) in a private offering to qualified institutional buyers. See Note 9, “Long-Term Debt” above, for fuller descriptions.

On March 31, 2016, the Notes agreement was amended to lower the minimum required liquidity amount to at least $500,000 prior to June 30, 2016. At all times after June 30, 2016 and until January 1, 2017, we are required to maintain a minimum liquidity amount of $2,500,000 or greater. In addition, OrbiMed elected to defer their interest payment of $2,238,166.45 in lieu of convertible promissory notes “Promissory Notes” to be issued in their name. On April 14, 2016, we issued $2,238,166.45 aggregate principal amount of Promissory Notes in a private placement to the OrbiMed purchasers.

Both the Promissory Notes and the Notes bear interest at a rate equal to 6.00% per year. Following the first interest payment date for the notes, which will be April 15, 2016 for the Notes, and July 15, 2016 for the Promissory Notes, interest on the notes will be payable semiannually in arrears on January 15 and July 15 of each year. Interest accrues on the notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from July 31, 2015 for the Notes, and April 14, 2016 for the Promissory Notes. Unless earlier converted or repurchased, the Notes will mature on July 15, 2021.

The Notes may be converted into shares of our common stock (together with cash in lieu of fractional shares) at an initial conversion rate of 344.8276 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $2.90 per share). The Promissory Notes also enjoys all other terms under the convertible credit agreement which is described in Note 9, “Long-Term Debt” above.

On March 31, 2016, the ROS credit agreement was amended to allow the creditor to convert the interest payment due of $1,005,760.71 to PIK Interest which is described in Note 9, “Long-Term Debt” above.

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

Results of Operation

Comparison of Quarters Ended March 31, 2016 and March 31, 2015

As with all line items stated in this comparison, the results only include X-spine results as of the Acquisition Date (See Note 2, “Business Combination” above).

Revenue

Total revenue for the quarter ended March 31, 2016 increased approximately 121% to $20,977,335 compared to $9,503,114 in the prior year. The increase of $11,474,221 is mostly due to the X-spine acquisition.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 98% or $3,404,790 to $6,877,267 for the quarter ended March 31, 2016 from $3,472,477 for the quarter ended March 31, 2015. Cost of sales as a percent of total sales was 32.8% of revenues for the quarter ended March 31, 2016, compared to 36.5% in the first quarter ended 2015. The decrease is primarily the result of changes in product and customer mix related to the X-Spine acquisition.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 112%, or $8,699,349 for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, primarily due to the reasons set forth below and the expenses due to the X-spine acquisition which includes “Acquisition and integration related expenses”.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 44%, or $1,059,545, to $3,484,712 for the quarter ended March 31, 2016, compared to the same period of 2015. Almost all of the increase is due to the acquisition of X-spine. The remaining increase is due to additional head count in operations as a result of increased manufacturing activity.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 123%, or $5,799,294, to $10,512,966 for the quarter ended March 31, 2016, compared to $4,713,672 for the same period of 2015. The increase is almost all due to the acquisition of X-spine. The remaining increase is due to increased commissions tied to increased revenues and the addition of the increased number of sales product offerings. As a percentage of revenue, sales and marketing expenses increased to 50.1% in the first quarter of 2016 from 49.6% in the prior year first quarter.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses increased $466,014 or 107% from $433,561 for the quarter ended March 31, 2015 to $899,575 for the same period of 2016. All of the increase is due to the acquisition of X-spine.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived property and equipment, patents and intangible assets that resulted from the acquisition of X-spine. Depreciation and amortization expense increased $1,084,223 to $1,208,334 for the quarter ended March 31, 2016, from $124,111 in the same period in 2015. Almost all of the increase is due to the amortization of the intangible assets that resulted from the acquisition of X-spine.

Acquisition and Integration Related Expenses

Acquisition and Integration related expenses are $301,773 for the quarter ended March 31, 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses, which accounted for all of the expenses this quarter, consist of samples, travel and meeting, severance due to reduction in force, retention bonuses and software. We anticipate additional expenses to occur during the second quarter of 2016.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense decreased $11,500 to $55,296 for the quarter ended March 31, 2016, from $66,796 in the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the quarter ended March 31, 2016 increased $1,391,596 to $2,827,174, as compared to $1,435,578 in the first quarter ended 2015. The increase in interest expense is due to increased long term and convertible debt issued in part to finance the acquisition of X-spine.

Change in Warrant Derivative Liability

For the quarter ended March 31, 2016, the Company recorded a gain in its non-cash warrant derivative liability of $18,690 which was primarily driven by a decrease in the closing price of the Company’s common stock at March 31, 2016, compared to December 31, 2015. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Non-Cash Consideration Associated with Stock Agreement

In the first quarter of 2015 154,189 shares of our common valued at $3.62 per share or $558,185 issued to Aspire Capital as a commitment fee.

Other Income (Expense)

Other expense for the first quarter of 2016 was $425,000 as compared to other net income of $11,837 in the same period in 2015. Other income (expense) includes other related legal expenses, gain or loss on the sale of fixed assets and miscellaneous minor adjustments to account balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility and other debt transactions. At March 31, 2016, we had $19,591,843 of cash and cash equivalents and accounts receivable.

Net cash generated (used) from operating activities for the quarter ended March 31, 2016 was $1,027,309 from various operating activities. For the comparable period of 2015, net cash used in operating activities was ($2,078,276).

Net cash generated (used) in investment activities for the quarter ended March 31, 2016 was ($2,718,985) due mostly to purchase of property and equipment which includes additional trays for future sales.

Net cash used for financing activities was $7,985 for the first quarter 2016, primarily due to payments on capital leases.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our March 31, 2016 cash on hand and accounts receivable balance of $19,591,843 along with anticipated cash receipts from sales expected from operations and proceeds from the Aspire Capital facility will be sufficient to meet our anticipated cash requirements through March 31, 2017. If we do not meet our revenue objectives, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans or alternative sources of financing. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of March 31, 2016.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15(f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework Internal Control – Integrated Framework (2013) as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2014, a complaint was served on the Company in the following state court action in the District Court for the County of Arapahoe, State of Colorado: Robert Taggart v. Guy Cook, Bacterin International, Inc., a Nevada Corporation and Bacterin International Holdings, Inc., a Delaware corporation, Civil Action No. 14CV30401. The complaint involves claims under an employment agreement between plaintiff and the Company seeking commissions on Company sales, a commission on funds obtained by the Company as a result of a reverse merger and vesting of certain stock options and was settled in the quarter ending March 31, 2016.

We are also engaged in ordinary routine litigation incidental to our business from time to time, including product liability disputes.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.   Defaults Upon Senior Securities

 Not Applicable.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

10.1		First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016, by and among Bacterin International, as the Borrower, and Orbimed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, as the Lenders. (filed as Exhibit 10.1 to Form 8-K filed April 4, 2016 and incorporated by reference herein).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	**	Section 1350 Certification of Chief Executive Officer

32.2	**	Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL INSTANCE DOCUMENT

101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 11, 2016	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

