Form 10-Q
period 2016-06-30
Xtant Medical Holdings, Inc.
filed 2016-08-10
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 4, 2016: 12,193,970.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	As of
	2016	December 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,217,405	$6,368,016
Trade accounts receivable, net of allowance for doubtful accounts of $3,032,246 and $2,579,634, respectively	14,724,671	15,385,218
Current inventories, net	25,510,143	22,684,716
Prepaid and other current assets	1,279,019	601,697
Total current assets	43,731,238	45,039,647

Non-current inventories, net	1,475,988	1,607,915
Property and equipment, net	15,618,117	11,816,629
Goodwill	41,534,626	41,534,626
Intangible assets, net	38,123,223	40,237,289
Other assets	822,594	791,221

Total assets	$141,305,786	$141,027,327

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,787,119	$9,386,531
Accounts payable - related party (Note 15)	1,658,286	1,406,763
Revolving line of credit	5,480,671	-
Accrued liabilities	4,912,872	9,595,851
Warrant derivative liability	554,022	1,050,351
Current portion of capital lease obligations	203,595	35,139
Total current liabilities	25,596,565	21,474,635

Long-term liabilities:
Capital lease obligation, less current portion	757,137	7,800
Long-term convertible debt, less issuance costs	68,792,700	66,436,647
Long-term debt, less issuance costs	46,655,722	44,231,718
Total liabilities	141,802,124	132,150,800

Commitments and Contingencies (Note 12)
Stockholders' (deficit) equity:
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; shares issued and outstanding as of June 30, 2016 12,135,150 and shares issued and outstanding as of December 31, 2015 11,897,601	11	11
Additional paid-in capital	82,603,270	81,917,488
Accumulated deficit	(83,099,619)	(73,040,972)
Total stockholders’ (deficit) equity	(496,338)	8,876,527

Total liabilities & stockholders’ (deficit) equity	$141,305,786	$141,027,327

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Orthopedic product sales	$21,311,322	$9,732,909	$42,119,357	$19,009,956
Other revenue	150,248	159,706	319,548	385,773
Total Revenue	21,461,570	9,892,615	42,438,905	19,395,729

Cost of sales	6,758,071	3,375,288	13,635,338	6,847,766

Gross Profit	14,703,499	6,517,327	28,803,567	12,547,963

Operating Expenses
General and administrative	3,899,280	2,399,133	7,383,992	4,824,300
Sales and marketing	10,420,028	5,035,577	20,932,994	9,749,249
Research and development	783,897	291,171	1,683,472	724,732
Depreciation and amortization	1,216,696	100,663	2,425,030	224,774
Acquisition and integration related expenses (Note 2)	450,755	-	752,528	-
Non-cash consulting expense	55,296	74,074	110,592	140,869
Total Operating Expenses	16,825,952	7,900,618	33,288,608	15,663,924

Loss from Operations	(2,122,453)	(1,383,291)	(4,485,041)	(3,115,961)

Other Income (Expense)
Interest expense	(2,984,186)	(1,383,642)	(5,811,361)	(2,819,220)
Change in warrant derivative liability	477,639	(14,081)	496,329	(476,289)
Non-cash consideration associated with stock purchase agreement	-	-	-	(558,185)
Other income (expense)	166,425	(114,963)	(258,574)	(103,126)

Total Other Income (Expense)	(2,340,122)	(1,512,686)	(5,573,606)	(3,956,820)

Net Loss from Operations	$(4,462,575)	$(2,895,977)	$(10,058,647)	$(7,072,781)

Net loss per share:
Basic	$(0.37)	$(0.41)	$(0.84)	$(1.02)
Dilutive	$(0.37)	$(0.41)	$(0.84)	$(1.02)

Shares used in the computation:
Basic	12,101,356	7,137,391	11,999,478	6,914,698
Dilutive	12,101,356	7,137,391	11,999,478	6,914,698

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(10,058,647)	$(7,072,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,649,361	446,799
Non-cash interest	2,541,890	1,212,148
Non-cash consideration associated with stock purchase agreement	-	558,185
Gain on sale of fixed assets	-	(17,215)
Non-cash consulting expense/stock option expense	271,374	444,395
Provision for losses on accounts receivable and inventory	432,781	(19,394)
Change in derivative warrant liability	(496,329)	476,289
Changes in operating assets and liabilities:
Accounts receivable	207,934	(1,076,784)
Inventories	(2,673,670)	209,760
Prepaid and other assets	(708,693)	(352,704)
Accounts payable	3,652,113	742,767
Accrued liabilities	(4,568,572)	358,298
Net cash used in operating activities	(7,750,458)	(4,090,237)

Investing activities:
Purchases of property and equipment and intangible assets	(4,369,562)	(70,441)
Proceeds from sale of fixed assets	-	16,415
Net cash used in investing activities	(4,369,562)	(54,026)

Financing activities:
Payments on long-term debt	-	(25,727)
Payment on Royalty Obligation	-	(325,230)
Payments on capital leases	(49,428)	(64,442)
Proceeds from the issuance of Convertible Debt	2,238,166	-
Proceeds from the Revolving Line of Credit	5,480,671	-
Net proceeds from issuance of stock	300,000	2,117,560
Net cash provided by financing activities	7,969,409	1,702,161

Net change in cash and cash equivalents	(4,150,611)	(2,442,102)

Cash and cash equivalents at beginning of period	6,368,016	4,468,208
Cash and cash equivalents at end of period	$2,217,405	$2,026,108

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), formerly known as Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, Bacterin International, Inc., (“Bacterin”) a Nevada corporation, Xtant Medical, Inc. ("Xtant Medical"), a Delaware corporation, and X-Spine Systems, Inc. (“X-spine”), an Ohio corporation, (Xtant, Xtant Medical, Bacterin and X-spine are jointly referred to herein as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Xtant develops, manufactures and markets orthopedic products for domestic and international markets. Xtant products serve the combined specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease, tissue grafts for the treatment of orthopedic disorders to promote healing following spine, cranial and surgeries and the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries. The Company also previously developed and licensed coatings for various medical device applications.

On July 31, 2015, Xtant acquired all of the outstanding capital stock of X-spine Systems, Inc. for approximately $60 million in cash, repayment of approximately $13 million of X-spine debt, and approximately 4.24 million shares of Xtant common stock (See Note 2, “Business Combination” below). Following the closing of the acquisition, on July 31, 2015 Bacterin International Holdings, Inc. changed its name to Xtant Medical Holdings, Inc. On August 6, 2015 Xtant formed a new wholly owned subsidiary, Xtant Medical, to facilitate the integration of Bacterin and X-spine.

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

The accompanying interim condensed consolidated financial statements of Xtant for the three and six months ended June 30, 2016 and 2015 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2016.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 95% and 98% of sales were in the United States, respectively, for the six months ended June 30, 2016 and 2015.  No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at June 30, 2016.

In the six months ended June 30, 2016, Xtant purchased from Norwood Medical approximately 14% of its operating products (See Note 15, “Related Party Transactions” below).

Revenue by geographical region is as follows:

	Six Months Ended June 30,
	2016	2015
United States	$40,126,655	$18,831,197
Rest of world	2,312,250	564,532
Total revenue	$42,438,905	$19,395,729

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill, and intangible assets and liabilities; valuation allowances for trade receivables, inventory, and deferred income tax assets and liabilities; valuation of the warrant derivative liability, inventory and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

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

The Company also receives royalty revenue from third parties related to licensing agreements, which represented less than 1% of total revenue for the six months ended June 30, 2016 and 2015.

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $259,068 and $3,688 for the six months ended June 30, 2016 and 2015, respectively.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2016 and 2015, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 1,798,192 and 2,142,257 outstanding stock options and warrants for the three and six months ended June 30, 2016 and 2015, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the three and six months ended June 30, 2016 and 2015, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities as of June 30, 2016 and December 31, 2015, that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of June 30, 2016	As of December 31, 2015
Level 1	-	-
Level 2	-	-
Level 3	$554,022	$1,050,351

The valuation technique used to measure fair value of the warrant liability is based on a valuation model and significant assumptions and inputs determined by us (See Note 11, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016:

Warrant derivative liability

Balance at January 1, 2016	$1,050,351
Gain recognized in earnings in first quarter of 2016	(18,690)
Balance at March 31, 2016	1,031,661
Gain recognized in earnings in second quarter of 2016	(477,639)
Balance at June 30, 2016	$554,022

During the three and six months ended June 30, 2016, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

(2)	Business Combination

On July 31, 2015 (the “Acquisition Date”), the Company completed its acquisition of 100% of the outstanding common stock of X-spine. During the six months ended June 30, 2016, the Company recorded $752,529 of integration related expenses and $2,216,699 of amortization of the intangible assets associated with the acquisition in the condensed consolidated statements of operations. We anticipate additional integration expenses to occur during the third quarter of 2016.

Unaudited Supplemental Pro Forma Financial Information

The unaudited pro forma results presented below for the three and six months ending June 30, 2015 include the combined results of both entities as if the acquisition had been consummated as of January 1, 2015. Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. In addition, certain historical expenses, such as warrant expense and interest expense associated with debt that was immediately repaid, were eliminated from these pro-forma results. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$21,461,570	$21,728,361	$42,176,805	$43,350,485
Net loss	$(4,462,575)	$(4,533,830)	$(10,058,647)	$(10,564,753)

(3)	Equity

We entered into the Purchase Agreement on March 16, 2015, as amended and restated on April 17, 2015, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 24-month term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, in the first quarter of 2015 where we issued 207,182 shares of our common stock to Aspire Capital for $750,000 in aggregate proceeds, along with 154,189 shares of our common stock which were valued at $3.62 per share and included as $558,185 on the condensed consolidated statements of operations to Aspire Capital as a commitment fee. In the first six months of 2016 we issued 150,000 shares of our common stock to Aspire Capital for $300,000 in aggregate proceeds.  For the same period in 2015, we issued 417,000 shares of our common stock to Aspire Capital for $1,366,941 in aggregate proceeds, which were used for working capital and general corporate purposes. The Company did not issue any shares to Aspire Capital in the last six months of 2015.

Under the Purchase Agreement, we have the right, at our sole discretion, to present Aspire Capital with purchase notices, directing Aspire Capital (as principal) to purchase up to 50,000 shares of our common stock, per trading day, provided that the aggregate price of each such purchase shall not exceed $500,000 per trading day, at a per share price equal to the lesser of:

●	the lowest sale price of our common stock on the purchase date; or

●	the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

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

(4)	Inventories, Net

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Current inventories
Raw materials	$5,596,797	$4,860,914
Work in process	2,470,861	2,720,707
Finished goods	20,609,235	18,289,674
Gross current inventories	28,676,893	25,871,295
Reserve for obsolescence	(3,166,750)	(3,186,579)
Current inventories, net	25,510,143	22,684,716
Non-current inventories
Finished goods	1,889,151	2,021,077
Reserve for obsolescence	(413,163)	(413,162)
Non-current inventories, net	1,475,988	1,607,915
Total inventories, net	$26,986,131	$24,292,631

(5)	Impairment of Assets

During the third quarter of 2015, Intangible Assets were reviewed and found to be impaired. The impact, net of amortization, was $285,224.

(6)	Property and Equipment, Net

Property and equipment, net are as follows:

	June 30,	December 31,
	2016	2015
Equipment	$4,797,110	$5,368,567
Computer equipment	358,560	348,404
Computer software	537,587	503,587
Furniture and fixtures	174,216	174,215
Leasehold improvements	4,035,293	2,661,802
Vehicles	10,000	10,000
Surgical instruments	12,520,217	8,175,578
Total cost	22,432,983	17,242,153
Less: accumulated depreciation	(6,814,866)	(5,425,524)
Property and equipment, net	$15,618,117	$11,816,629

The Company provides surgical instruments to surgeons to use during surgical procedures. Instruments are classified as non-current assets and are recorded as property, plant and equipment. Instruments are carried at cost and are held at book value (cost less accumulated depreciation). Depreciation is calculated using the straight-line method using a five year useful life.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of June 30, 2016, the Company has recorded $1,316,383 gross assets in Equipment, and $180,974 of accumulated depreciation relating to assets under capital leases.

Maintenance and repairs expense for the six months of 2016 and 2015 was $254,983 and $173,443, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first six months of 2016 and 2015 was $1,406,026, and $336,913, respectively.

(7)	Intangible Assets

Intangible assets consist of various patents with regard to processes for its products and intangible assets associated with the acquisition of X-spine.

The following table sets forth information regarding intangible assets:

	June 30, 2016	December 31, 2015
Patents	$693,987	$564,717
Acquisition related intangibles:
Technology	28,698,700	28,698,700
Customer relationships	9,911,000	9,911,000
Tradename	4,543,300	4,543,300
Non-compete	40,500	40,500
Accumulated amortization	(5,764,264)	(3,520,928)
Intangible assets, net	$38,123,223	$40,237,289

Aggregate amortization expense:	$2,243,336	$3,438,596

The following is a summary of estimated future amortization expense for intangible assets as of June 30, 2016:

Remainder of 2016	$2,243,203
2017	4,661,277
2018	4,676,387
2019	4,567,188
2020	4,484,896
Thereafter	17,490,272
Total	$38,123,223

(8)	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Accrued stock compensation	$257,628	$147,037
Wages/commissions payable	2,334,751	3,994,714
Accrued integration expense	98,592	646,860
Accrued interest payable	918,462	1,716,167
Other accrued expenses	1,303,439	3,091,073
Accrued liabilities	$4,912,872	$9,595,851

(9)	Debt

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

At any time prior to the close of business on the second business day immediately preceding the maturity date, holders may convert their Notes into shares of Xtant common stock (together with cash in lieu of fractional shares) at an initial conversion rate of 257.5163 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $3.88 per share). However, a Note will not be convertible to the extent that such convertibility or conversion would result in the holder of that Note or any of its affiliates being deemed to beneficially own in excess of 9.99% of the then-outstanding shares of Xtant common stock. The conversion rate will be subject to an adjustment as described in the Indenture for certain events, including, among others:

●	the issuance of certain share and cash dividends on our common stock;
●	the issuance of certain rights or warrants;
●	certain subdivisions and combinations of our capital stock;
●	certain distributions of capital stock, indebtedness or assets; and
●	certain tender or exchange offers.

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

Approximately $4.7 million of expenses were incurred in conjunction with the acquisition, the issuance of convertible debt and the amendment and restatement of our credit facility with ROS. Of that amount, approximately $2.2 million of debt issuance costs was capitalized and amortized over the life of the debt and we expensed approximately $2.5 million in 2015 related to the acquisition itself.

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

               On April 14, 2016, we issued $2,238,166.45 aggregate principal amount of convertible senior unsecured notes “Additional Notes” in a private placement to the OrbiMed purchasers. The funds proceeds were utilized to pay interest due for both the Notes and New Facility on April 15, 2016.

               Both the Additional Notes and the Notes bear interest at a rate equal to 6.00% per year. Following the first interest payment date for the notes, which will be April 15, 2016 for the Notes, and July 15, 2016 for the Additional Notes, interest on the notes will be payable semiannually in arrears on January 15 and July 15 of each year. Interest accrues on the notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from July 31, 2015 for the Notes, and April 14, 2016 for the Promissory Notes. Unless earlier converted or repurchased, the Notes will mature on July 15, 2021.

               The Additional Notes may be converted into shares of our common stock (together with cash in lieu of fractional shares) at an initial conversion rate of 344.8276 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $2.90 per share). The Additional Notes also enjoys all other terms under the convertible credit agreement which is described above.

                On May 25, 2016, we entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank, a California corporation (the “Bank”), pursuant to which the Bank agreed to provide us with a revolving line of credit in the aggregate principal amount of $6,000,000, bearing interest at a floating per annum rate equal to one percentage point (1.00%) above the Prime Rate (as that term is defined in the LSA). The line of credit is secured by a first priority perfected security interest in certain of our assets in favor of the Bank. The maturity date of the revolving line of credit is May 25, 2019.

                As a condition to the extension of credit under the LSA, we agreed to enter into an Intellectual Property Security Agreement with the Bank, dated May 25, 2016, and to take such other actions as the Bank may request in its good faith business judgment to perfect and maintain a perfected security interest in favor of the Bank in our intellectual property.

    On July 29, 2016 we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Amendment”) with OrbiMed and ROS, which amended the Facility. The Amendment modified the Facility by including an additional “Tranche A Commitment” in an amount up to $1,000,000 from ROS and OrbiMed, which was made available to us on July 29, 2016.

Long-term debt consists of the following:

	June 30,	December 31,
	2016	2015
Loan payable to ROS Acquisition Offshore (See details above)	$42,000,000	$42,000,000
PIK Interest payable to ROS	5,072,395	2,700,476
6% convertible senior unsecured notes due 2021 (See details above)	70,238,167	68,000,000
Gross long-term debt	117,310,562	112,700,476
Less: capitalized debt issuance costs	(1,862,140)	$(1,563,353)
Long-term debt, less issuance costs	$115,448,422	$111,137,123

The following is a summary of maturities due on the debt as of June 30, 2016:

Remainder of 2016	$-
2017	-
2018	-
2019	-
2020	47,072,395
Thereaftter	70,238,167
Total gross long-term debt	$117,310,562

(10)	Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 1,900,000 shares are currently authorized under the Plan and at June 30, 2016, we had approximately 1 million shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Risk-free interest rate	1.99%	1.75%
Expected volatility	68%	80%
Expected term (Years)	6.1	6.3
Expected forfeiture rate	20%	20%
Dividend yield	0%	0%

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows:

	2016			2015
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	664,081	$10.64	$5.32	695,336	$11.09	$5.35
Granted	-	-	-	45,000	4.00	2.81
Exercised	-	-	-	-	-	-
Cancelled or expired	(101,875)	9.60	4.54	(28,480)	12.86	5.67
Outstanding at June 30	562,206	$10.83	$5.46	711,857	$10.57	$5.31
Exercisable at June 30	388,603	$12.82	$6.20	340,189	$14.41	$6.80

The aggregate intrinsic value of options outstanding as of June 30, 2016 was zero because the closing price of the stock at June 30, 2016 was less than the strike price of all options outstanding. As of June 30, 2016, there were 388,603 unvested options with a weighted average fair value at the grant date of $12.82 per option. As of June 30, 2016, we had approximately $458,000 in compensation expense related to unvested awards not yet recognized.

From time to time we may grant stock options and stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period. The Company recognized expenses for the six months ended June 30, 2016 and 2015 of zero and $140,869, respectively, as Non-cash consulting expense.

Total share based compensation recognized for employees, directors and consultants was $321,464 and $444,352 for the quarters ended June 30, 2016 and 2015, respectively.

On July 1, 2015, the 39,312 shares of restricted stock units granted by the Company on November 10, 2014 to the independent Directors of the Company vested. These restricted shares were issued when the stock price was $4.07 per share. The total expense of $160,000 was recognized ratably over the vesting period as Non-cash consulting expense.

On July 1, 2015, the Company granted 58,820 restricted stock units to the independent Directors of the Company. These restricted shares vest on July 1, 2016 and were granted when the stock price was $3.40 per share. The total expense of $200,000 is being recognized ratably over the period as Non-cash consulting expense. In the six months ended June 30, 2016, $100,000 was expensed.

On October 8, 2015 the Company granted 78,510 restricted stock units to five X-spine employees at $3.19 a share for a total cost of $250,447 to be expensed ratably from the Acquisition Date over the vesting period as Acquisition and integration related expense. In the six months ended June 30, 2016, $50,090 was expensed.

Also, on October 8, 2015, the Company granted 20,000 restricted stock units to four Xtant area sales vice presidents at $3.19 a share for a total cost of $65,550 to be expensed ratably over the vesting period as General and administrative expense. In the six months ended June 30, 2016, $10,592 was expensed.

(11)	Warrants

The following table summarizes our warrant activities for the quarter ended June 30, 2016:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2015	1,655,320	$13.06
Issued	-	-
Expired	(376,754)	22.87
Outstanding at January 1, 2016	1,278,566	$8.45
Issued	-	-
Expired	(42,580)	31.73
Outstanding at June 30, 2016	1,235,986	$7.65

We utilize a valuation model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $477,639 resulting from the change in the fair value of the warrant derivative liability for the first six months of 2016. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2016	2015
Value of underlying common stock (per share)	$1.91	$3.50
Risk free interest rate	0.80%	1.60%
Expected term (years)	3.50	4.50
Volatility	68%	80%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the six months ended June 30, 2016 and 2015:

	2016	2015
Balance at January 1,	1,125,119	1,171,692
Derivative warrants issued	-	-
Derivative warrants exercised	-	-
Expired	-	-
Balance at June 30,	1,125,119	1,171,692

(12)	Commitments and Contingencies

Operating Leases

We lease four office facilities under non-cancelable operating lease agreements with expiration dates in 2016, 2019, 2023 and 2025. We have the option to extend the four leases for up to another ten year term and for one facility, we have the right of first refusal on any sale. We lease additional office space under a month-to-month arrangement.

On October 23, 2015, the Company entered into a sale-leaseback transaction for the property located at 664 Cruiser Lane, Belgrade, Montana, 59714 which formerly secured the 6% loan payable to Valley Bank of Belgrade (See Note 9, “Debt” above). Our new lease agreement has a ten year term with an option to extend for two additional five year terms for a total of ten years.

 Future minimum payments for the next five years and thereafter as of June 30, 2016, under these leases, are as follows:

Remainder of 2016	$328,918
2017	502,073
2018	514,383
2019	400,807
2020	396,263
Thereafter	1,413,705
Total	$3,556,150

Rent expense was $458,814 and $182,739 for the six months ended June 30, 2016 and 2015, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

The Company did not recognize any interest or penalties related to income taxes for the six months ended June 30, 2016 and 2015.

(14)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended
	June 30,
	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,969,838	$1,610,291
Issuances of capital leases	$967,221	$-
Issuances of shares associated with legal settlement	$225,000	$-

(15)	Related Party Transactions

Darrel Holmes, our former Chief Operating Officer of our Bacterin subsidiary, serves on the board of American Donor Services Inc. (“ADS”). Mr. Holmes receives $5,000 per year for his service to ADS. ADS recovers tissue from donors and we reimburse ADS for its recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the six months ended June 30, 2016 and 2015 was $667,000 and $827,797, respectively. Our relationship with ADS has benefited us, as ADS provides us with current donors and a pipeline for future donors, which is necessary to our success.

Certain of X-spine’s former shareholders now own over 10% of our common stock as of the Acquisition Date, and have owned a controlling interest of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical.  In the first six months of 2016, Xtant purchased from Norwood Medical approximately 14% of its operating products.

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

The Company entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Amendment”) on July 29, 2016 with OrbiMed and ROS, which amended the Facility. The Amendment modified the Facility by including an additional “Tranche A Commitment” in an amount up to $1,000,000 from ROS and OrbiMed, which was made available to us on July 29, 2016 (See Note 9, "Debt" above).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	our ability to integrate the acquisition of X-spine Systems, Inc. and any other business combinations or acquisitions successfully;
●	our ability to remain listed on the NYSE MKT;
●	our ability to obtain financing on reasonable terms;
●	our ability to increase revenue;
●	our ability to comply with the covenants in our credit facility;
●	our ability to maintain sufficient liquidity to fund our operations;
●	the ability of our sales force to achieve expected results;
●	our ability to remain competitive;
●	government regulations;
●	our ability to innovate and develop new products;
●	our ability to obtain donor cadavers for our products;
●	our ability to engage and retain qualified technical personnel and members of our management team;
●	the availability of our facilities;
●	government and third-party coverage and reimbursement for our products;
●	our ability to obtain regulatory approvals;
●	our ability to successfully integrate recent and future business combinations or acquisitions;
●	our ability to use our net operating loss carry-forwards to offset future taxable income;
●	our ability to deduct all or a portion of the interest payments on the notes for U.S. federal income tax purposes;
●	our ability to service our debt;
●	product liability claims and other litigation to which we may be subjected;
●	product recalls and defects;

●	timing and results of clinical studies;
●	our ability to obtain and protect our intellectual property and proprietary rights;
●	infringement and ownership of intellectual property;
●	our ability to remain accredited with the American Association of Tissue Banks.
●	influence by our management;
●	our ability to pay dividends; and
●	our ability to issue preferred stock.

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

Results of Operation

Comparison of Quarters Ended June 30, 2016 and June 30, 2015

As with all line items stated in this comparison, the results only include X-spine results as of the Acquisition Date (See Note 2, “Business Combination” above).

Revenue

Total revenue for the quarter ended June 30, 2016 increased approximately 117% to $21,461,570 compared to $9,892,615 in the prior year. The increase of $11,568,955 is mostly due to the X-spine acquisition.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 100% or $3,382,783 to $6,758,071 for the quarter ended June 30, 2016 from $3,375,288 for the quarter ended June 30, 2015. Cost of sales as a percent of total sales was 32% of revenues for the quarter ended June 30, 2016, compared to 34.1% in the second quarter ended 2015. The decrease is primarily the result of changes in product and customer mix related to the X-Spine acquisition.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 113%, or $8,925,334 for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015, primarily due to the reasons set forth below and the expenses due to the X-spine acquisition which includes “Acquisition and integration related expenses”.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 63%, or $1,500,147, to $3,899,280 for the quarter ended June 30, 2016, compared to the same period of 2015. Almost all of the increase is due to the acquisition of X-spine.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 107%, or $5,384,451, to $10,420,028 for the quarter ended June 30, 2016, compared to $5,384,451 for the same period of 2015. The increase is almost all due to the acquisition of X-spine. As a percentage of revenue, sales and marketing expenses decreased to 48.6% in the quarter ended June 30, 2016 from 50.9% for the same period of 2015.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses increased $492,726 or 169% from $291,171 for the quarter ended June 30, 2015 to $783,897 for the same period of 2016. All of the increase is due to the acquisition of X-spine.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived property and equipment, patents and intangible assets that resulted from the acquisition of X-spine. Depreciation and amortization expense increased $1,116,033 to $1,216,696 for the quarter ended June 30, 2016, from $100,663 in the same period in 2015. Almost all of the increase is due to the amortization of the intangible assets that resulted from the acquisition of X-spine.

Acquisition and Integration Related Expenses

Acquisition and Integration related expenses are $450,755 for the quarter ended June 30, 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses, which accounted for all of the expenses this quarter, consist of samples, travel and meeting, severance due to reduction in force, retention bonuses and software. We anticipate additional expenses to occur during the third quarter of 2016.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense decreased $18,779 to $55,295 for the quarter ended June 30, 2016, from $74,074 in the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the quarter ended June 30, 2016 increased $1,600,544 to $2,984,186, as compared to $1,383,642 in the same period ended 2015. The increase in interest expense is due to increased long term and convertible debt issued in part to finance the acquisition of X-spine.

Change in Warrant Derivative Liability

For the quarter ended June 30, 2016, the Company recorded a gain in its non-cash warrant derivative liability of $477,639 which was primarily driven by a decrease in the closing price of the Company’s common stock at June 30, 2016, compared to December 31, 2015. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Other Income (Expense)

Other  income for the quarter ended June 30, 2016 was $166,425 as compared to an expense of $114,963 in the same period in 2015. Other income (expense) includes other related legal settlement income or expense, gain or loss on the sale of fixed assets and miscellaneous minor adjustments to account balances.

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

As with all line items stated in this comparison, the results only include X-spine results as of the Acquisition Date (See Note 2, “Business Combination” above).

Revenue

Total revenue for the six months ended June 30, 2016 increased approximately 119% to $42,438,905 compared to $19,395,729 in the prior year. The increase of $23,043,176 is mostly due to the X-spine acquisition.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 99% or $6,787,572 to $13,635,338 for the six months ended June 30, 2016 from $6,847,766 for the six months ended June 30, 2015. Cost of sales as a percent of total sales was 32.1% of revenues for the six months ended June 30, 2016, compared to 35.3% in the first six months of 2015. The decrease is primarily the result of changes in product and customer mix related to the X-Spine acquisition.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 113%, or $17,624,684 for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the reasons set forth below and the expenses due to the X-spine acquisition which includes “Acquisition and integration related expenses”.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 53%, or $2,559,692, to $7,383,992 for the six months ended June 30, 2016, compared to the same period of 2015. Almost all of the increase is due to the acquisition of X-spine.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 114%, or $11,183,745, to $20,932,994 for the six months ended June 30, 2016, compared to $9,749,249 for the same period of 2015.  As a percentage of revenue, sales and marketing expenses decreased to 49.3% in the first six months of 2016 from 50.3% in the prior year first six months.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses increased $958,740 or 132% from $724,732 for the six months ended June 30, 2015 to $1,683,472 for the same period of 2016. All of the increase is due to the acquisition of X-spine.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived property and equipment, patents and intangible assets that resulted from the acquisition of X-spine. Depreciation and amortization expense increased $2,200,256 to $2,425,030 for the six months ended June 30, 2016, from $224,774 in the same period in 2015. Almost all of the increase is due to the amortization of the intangible assets that resulted from the acquisition of X-spine.

Acquisition and Integration Related Expenses

Acquisition and Integration related expenses are $752,528 for the six months ended June 30, 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses, which accounted for all of the expenses this six month period, consist of samples, travel and meeting, severance due to reduction in force, retention bonuses and software. We anticipate additional expenses to occur during the third quarter of 2016.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense decreased $30,277 to $110,592 for the six months ended June 30, 2016, from $140,869 in the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the six months ended June 30, 2016 increased $2,992,411 to $5,811,631 as compared to $2,819,220 in the same period ended 2015. The increase in interest expense is due to increased long term and convertible debt issued in part to finance the acquisition of X-spine.

Change in Warrant Derivative Liability

For the six months ended June 30, 2016, the Company recorded a gain in its non-cash warrant derivative liability of $496,329 which was primarily driven by a decrease in the closing price of the Company’s common stock at June 30, 2016, compared to December 31, 2015. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Non-Cash Consideration Associated with Stock Agreement

In the first six months of 2015 154,189 shares of our common valued at $3.62 per share or $558,185 issued to Aspire Capital as a commitment fee.

Other Income (Expense)

               Other expense for the six months ended June 30, 2016 was $258,574 as compared to an expense of $103,126 in the same period in 2015. Other income (expense) includes other related legal settlement income or expense, gain or loss on the sale of fixed assets and miscellaneous minor adjustments to account balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility and other debt transactions. For the six months ended June 30, 2016 we received $300,000 and $2,137,439 in the same period last year from the sale of our common stock to Aspire Capital pursuant to a Purchase Agreement. See Note 3, “Equity”, describing the Purchase Agreement with Aspire Capital. At June 30, 2016, we had $16,942,077 of cash and cash equivalents and accounts receivable.

Net cash used from operating activities for the six months ended June 30, 2016 was $7,975,457 from various operating activities. For the comparable period of 2015, net cash used in operating activities was $4,090,237.

Net cash used in investment activities for the six months ended June 30, 2016 was $5,336,784 due mostly to purchase of property and equipment which includes additional trays for future sales and additions to our clean room facilities in Montana.

Net cash generated for financing activities was $9,161,630 for the first six months of 2016, primarily from issuance of capital leases, convertible debt and the revolving line of credit.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our June 30, 2016 cash on hand and accounts receivable balance of $16,942,077 along with anticipated cash receipts from sales expected from operations and proceeds from the Aspire Capital facility and our revolving credit line will be sufficient to meet our anticipated cash requirements through June 30, 2017. If we do not meet our revenue objectives, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans or alternative sources of financing. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of June 30, 2016.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

10.1

Loan and Security Agreement, dated May 25, 2016, among Xtant Medical Holdings, Inc., Bacterin International Inc., X-spine Systems, Inc., Xtant medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Form 8-K filed May 31, 2016 and incorporated by reference herein).

10.2

Intellectual Property Security Agreement, dated May 25, 2016, among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to Form 8-K filed May 31, 2016 and incorporated by reference herein).

10.3	*	Form of Director Agreement
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	**	Section 1350 Certification of Chief Executive Officer

32.2	**	Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL INSTANCE DOCUMENT

101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 10, 2016	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer