Form 10-Q
period 2016-09-30
Xtant Medical Holdings, Inc.
filed 2016-11-10
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 8, 2016: 12,193,970.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	As of
	2016	December 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,408,608	$6,368,016
Trade accounts receivable, net of allowance for doubtful accounts of $2,997,747 and $2,579,634, respectively	15,826,130	15,385,218
Current inventories, net	26,499,085	22,684,716
Prepaid and other current assets	2,034,127	601,697
Total current assets	45,767,950	45,039,647

Non-current inventories, net	1,271,425	1,607,915
Property and equipment, net	16,012,138	11,816,629
Goodwill	41,534,626	41,534,626
Intangible assets, net	37,021,472	40,237,289
Other assets	841,354	791,221

Total assets	$142,448,965	$141,027,327

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,889,056	$9,386,531
Accounts payable - related party (Note 15)	1,060,200	1,406,763
Revolving line of credit	8,353,117	-
Accrued liabilities	5,623,574	9,595,851
Warrant derivative liability	333,613	1,050,351
Current portion of capital lease obligations	209,826	35,139
Total current liabilities	28,469,386	21,474,635

Long-term liabilities:
Capital lease obligation, less current portion	720,265	7,800
Long-term convertible debt, less issuance costs	68,864,974	66,436,647
Long-term debt, less issuance costs	49,493,259	44,231,718
Total liabilities	147,547,884	132,150,800

Commitments and Contingencies (Note 12)
Stockholders’ (deficit) equity:
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; shares issued and outstanding as of September 30, 2016 12,193,970 and shares issued and outstanding as of December 31, 2015 11,897,601	11	11
Additional paid-in capital	82,898,754	81,917,488
Accumulated deficit	(87,997,684)	(73,040,972)
Total stockholders’ (deficit) equity	(5,098,919)	8,876,527

Total liabilities & stockholders’ (deficit) equity	$142,448,965	$141,027,327

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Orthopedic product sales	$22,907,717	$17,421,397	$ 65,025,908	$36,431,354
Other revenue	186,423	271,623	505,971	657,395
Total Revenue	23,094,140	17,693,020	65,531,879	37,088,749

Cost of sales	7,114,041	6,035,673	20,749,381	12,883,439

Gross Profit	15,980,099	11,657,347	44,782,498	24,205,310

Operating Expenses
General and administrative	3,773,236	3,980,805	11,216,112	8,805,104
Sales and marketing	11,242,820	8,430,303	32,115,763	18,179,552
Research and development	928,930	794,464	2,612,402	1,519,196
Depreciation and amortization	1,265,490	1,541,220	3,690,519	1,765,994
Acquisition and integration related expenses (Note 2)	517,083	3,856,519	1,269,613	3,856,519
Extinguishment of debt	0	(2,345,019)	0	(2,345,019)
Impairment of assets	0	233,748	0	233,748
Non-cash consulting expense	156,129	50,000	266,721	190,869
Total Operating Expenses	17,883,688	16,542,040	51,171,130	32,205,963

Loss from Operations	(1,903,589)	(4,884,693)	(6,388,632)	(8,000,653)

Other Income (Expense)
Interest expense	(3,163,534)	(2,111,721)	(8,974,895)	(4,930,941)
Change in warrant derivative liability	220,409	397,366	716,738	(78,923)
Non-cash consideration associated with stock purchase agreement	-	-	-	(558,185)
Other income (expense)	(51,350)	(89,926)	(309,924)	(193,052)

Total Other Income (Expense)	(2,994,475)	(1,804,281)	(8,568,081)	(5,761,101)

Net Loss from Operations	$(4,898,064)	$(6,688,974)	$(14,956,713)	$(13,761,754)

Net loss per share:
Basic	$(0.40)	$(0.64)	$(1.24)	$(1.70)
Dilutive	$(0.40)	$(0.64)	$(1.24)	$(1.70)

Shares used in the computation:
Basic	12,193,970	10,432,622	12,064,782	8,100,226
Dilutive	12,193,970	10,432,622	12,064,782	8,100,226

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(14,956,713)	$(13,761,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,551,854	2,403,934
Non-cash interest	4,477,148	1,665,172
Extinguishment of debt	-	(2,345,019)
Non-cash consideration associated with stock purchase agreement	-	558,185
Impairment of assets	-	233,748
Amortization of debt discount	-	707,281
(Gain) Loss on sale of fixed assets	(14,149)	11,377
Non-cash consulting expense/stock option expense	522,987	881,681
Provision for losses on accounts receivable and inventory	898,285	805,684
Change in derivative warrant liability	(716,738)	78,923
Changes in operating assets and liabilities:
Accounts receivable	(859,026)	(2,801,124)
Inventories	(3,958,050)	477,818
Prepaid and other assets	(1,482,561)	(325,976)
Accounts payable	3,155,962	694,326
Accrued liabilities	(3,813,998)	1,688,664
Net cash used in operating activities	(11,194,999)	(9,027,080)

Investing activities:
Acquisition of X-spine Systems, Inc.	-	(73,033,049)
Purchases of property and equipment and intangible assets	(5,566,569)	(444,312)
Proceeds from sale of fixed assets	16,400	102,587
Net cash used in investing activities	(5,550,169)	(73,374,774)

Financing activities:
Payments on long-term debt	-	(38,668)
Net proceeds from equity private placement	-	515,395
Payment on royalty obligation	-	(542,905)
Proceeds from the issuance of capital leases	-	70,921
Payments on capital leases	(80,071)	(78,490)
Net proceeds from the issuance of long-term debt	1,000,000	17,479,159
Net proceeds from the issuance of convertible debt	2,212,718	66,322,366
Net proceeds from the revolving line of credit	8,353,113	-
Net proceeds from issuance of stock	300,000	2,118,483
Net cash provided by financing activities	11,785,760	85,846,261

Net change in cash and cash equivalents	(4,959,408)	3,444,407

Cash and cash equivalents at beginning of period	6,368,016	4,526,026
Cash and cash equivalents at end of period	$1,408,608	$7,970,433

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), formerly known as Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, Bacterin International, Inc., (“Bacterin”) a Nevada corporation, Xtant Medical, Inc. (“Xtant Medical”), a Delaware corporation, and X-spine Systems, Inc. (“X-spine”), an Ohio corporation, (Xtant, Xtant Medical, Bacterin and X-spine are jointly referred to herein as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Xtant develops, manufactures and markets orthopedic products for domestic and international markets. Xtant products serve the combined specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease, tissue grafts for the treatment of orthopedic disorders to promote healing following spine, cranial and surgeries and the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries. The Company also previously developed and licensed coatings for various medical device applications.

On July 31, 2015, Xtant acquired all of the outstanding capital stock of X-spine Systems, Inc. for approximately $60 million in cash, repayment of approximately $13 million of X-spine debt, and approximately 4.24 million shares of Xtant common stock (See Note 2, “Business Combination” below). Following the closing of the acquisition, on July 31, 2015, Bacterin International Holdings, Inc. changed its name to Xtant Medical Holdings, Inc. On August 6, 2015, Xtant formed a new wholly owned subsidiary, Xtant Medical, to facilitate the integration of Bacterin and X-spine.

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

The accompanying interim condensed consolidated financial statements of Xtant for the three and nine months ended September 30, 2016 and 2015 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2016.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 95% of sales were in the United States for the nine months ended September 30, 2016 and 2015.  No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at September 30, 2016.

In the nine months ended September 30, 2016, Xtant purchased from Norwood Medical approximately 12% of its operating products (See Note 15, “Related Party Transactions” below).

Revenue by geographical region is as follows:

	Nine Months Ended September 30,
	2016	2015
United States	$62,253,220	$35,419,434
Rest of world	3,278,659	1,669,315
Total revenue	$65,531,879	$37,088,749

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $140,049 and $93,854 for the nine months ended September 30, 2016 and 2015, respectively.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2016 and 2015, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 1,794,792 and 1,896,253 outstanding stock options and warrants for the three and nine months ended September 30, 2016 and 2015, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the three and nine months ended September 30, 2016 and 2015, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities as of September 30, 2016 and December 31, 2015, that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of September 30, 2016	As of December 31, 2015
Level 1	-	-
Level 2	-	-
Level 3	$333,613	$1,050,351

The valuation technique used to measure fair value of the warrant liability is based on a valuation model and significant assumptions and inputs determined by us (See Note 11, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016:

Warrant derivative liability

Balance at January 1, 2016	$1,050,351
Gain recognized in earnings in first six months of 2016	(496,329)
Balance at June 30, 2016	554,022
Gain recognized in earnings in third quarter of 2016	(220,409)
Balance at September 30, 2016	$333,613

During the three and nine months ended September 30, 2016, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

(2)	Business Combination

On July 31, 2015 (the “Acquisition Date”), the Company completed its acquisition of 100% of the outstanding common stock of X-spine. During the nine months ended September 30, 2016, the Company recorded $1,269,613 of integration related expenses and $3,325,048 of amortization of the intangible assets associated with the acquisition in the condensed consolidated statements of operations. We anticipate additional integration expenses to occur during the fourth quarter of 2016.

Unaudited Supplemental Pro Forma Financial Information

The unaudited pro forma results presented below for the three and nine months ending September 30, 2016 include the combined results of both entities as if the acquisition had been consummated as of January 1, 2015. Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. In addition, certain historical expenses, such as warrant expense and interest expense associated with debt that was immediately repaid, were eliminated from these pro-forma results. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$23,094,140	$20,901,292	$65,531,879	$64,401,225
Net loss	$(4,898,064)	$(5,357,091)	$(14,981,713)	$(16,061,103)

(3)	Equity

We entered into the Purchase Agreement on March 16, 2015, as amended and restated on April 17, 2015, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 24-month term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, in the first quarter of 2015 we issued 207,182 shares of our common stock to Aspire Capital for $750,000 in aggregate proceeds, along with 154,189 shares of our common stock which were valued at $3.62 per share and included as $558,185 on the condensed consolidated statements of operations as a commitment fee. In the first nine months of 2016 we issued 150,000 shares of our common stock to Aspire Capital for $300,000 in aggregate proceeds.  For the same period in 2015, we issued 417,000 shares of our common stock to Aspire Capital for $1,366,941 in aggregate proceeds, which were used for working capital and general corporate purposes. The Company did not issue any shares to Aspire Capital in the last six months of 2015.

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

(4)	Inventories, Net

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Current inventories
Raw materials	$5,508,685	$4,860,914
Work in process	2,258,138	2,720,707
Finished goods	22,399,012	18,289,674
Gross current inventories	30,165,835	25,871,295
Reserve for obsolescence	(3,666,750)	(3,186,579)
Current inventories, net	26,499,085	22,684,716
Non-current inventories
Finished goods	1,684,588	2,021,077
Reserve for obsolescence	(413,163)	(413,162)
Non-current inventories, net	1,271,425	1,607,915
Total inventories, net	$27,770,510	$24,292,631

(5)	Impairment of Assets

During the third quarter of 2015, Intangible Assets were reviewed and found to be impaired. The impact, net of amortization, was $285,224.

(6)	Property and Equipment, Net

Property and equipment, net are as follows:

	September 30,	December 31,
	2016	2015
Equipment	$5,148,782	$5,368,567
Computer equipment	358,560	348,404
Computer software	551,851	503,587
Furniture and fixtures	164,216	174,215
Leasehold improvements	4,042,311	2,661,802
Vehicles	10,000	10,000
Surgical instruments	13,196,895	8,175,578
Total cost	23,472,615	17,242,153
Less: accumulated depreciation	(7,460,477)	(5,425,524)
Property and equipment, net	$16,012,138	$11,816,629

The Company provides surgical instruments to surgeons to use during surgical procedures. Instruments are classified as non-current assets and are recorded as property, plant and equipment. Instruments are carried at cost and are held at book value (cost less accumulated depreciation). Depreciation is calculated using the straight-line method using a five year useful life.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of September 30, 2016, the Company has recorded $1,316,383 gross capitalized lease assets within Equipment, and $261,574 of related accumulated depreciation.

Maintenance and repairs expense for the nine months of 2016 and 2015 was $427,575 and $272,811, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the first nine months of 2016 and 2015 was $2,181,541, and $563,790, respectively.

(7)	Intangible Assets

Intangible assets consist of various patents with regard to processes for its products and intangible assets associated with the acquisition of X-spine.

The following table sets forth information regarding intangible assets:

	September 30, 2016	December 31, 2015
Patents	$719,210	$564,717
Acquisition related intangibles:
Technology	28,698,700	28,698,700
Customer relationships	9,911,000	9,911,000
Tradename	4,543,300	4,543,300
Non-compete	40,500	40,500
Accumulated amortization	(6,891,238)	(3,520,928)
Intangible assets, net	$37,021,472	$40,237,289

Aggregate amortization expense:	$3,370,309	$3,438,596

The following is a summary of estimated future amortization expense for intangible assets as of September 30, 2016:

Remainder of 2016	$1,119,779
2017	4,637,474
2018	4,652,587
2019	4,543,386
2020	4,461,092
Thereafter	17,607,154
Total	$37,021,472

(8)	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
Accrued stock compensation	$213,758	$147,037
Wages/commissions payable	2,736,925	5,272,241
Accrued integration expense	358,989	731,645
Accrued interest payable	889,683	1,716,167
Other accrued expenses	1,424,219	1,728,761
Accrued liabilities	$5,623,574	$9,595,851

(9)	Debt

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

On March 31, 2016, we entered into an amendment of the New Facility. The amendment modifies the New Facility by extending the time frame during which the Company may elect to allow interest to accrue on its loan in lieu of making interest payments, from December 31, 2015 to March 31, 2016. The amendment also lowers the minimum liquidity requirements of the Company, by allowing the Company to maintain a liquidity amount of $500,000 or greater through June 30, 2016. The lower minimum liquidity requirement of $500,000 or greater was extended through January 1, 2017, pursuant to an amendment on June 30, 2016.

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

On July 29, 2016 we entered into the fourth amendment to the New Facility. The amendment modified the New Facility by including an additional “Tranche A Commitment” in an amount up to $1,000,000 from ROS and OrbiMed, which was made available to us on July 29, 2016.

On August 12, 2016, we entered into the fifth amendment to the New Facility, which amended one of the negative covenants under the New Facility to take into account the Modification Agreement.

On September 27, 2016, we entered into the sixth amendment to the New Facility. The sixth amendment modifies the New Facility by increasing this fee on any amounts paid under the New Facility from 7.5% to 9.0%. Under the sixth amendment, regular interest will not accrue during the period from July 1, 2016 to September 30, 2016; however, during such period, PIK Interest will accrue at a rate per annum equal to 9.00%, and such PIK Interest will be added to the outstanding principal amount of the loans at September 30, 2016. The sixth amendment also modifies the negative covenants of the New Facility by increasing the amount of purchase money indebtedness and capitalized lease liabilities allowed to be incurred by us and lowering the minimum revenue base for the quarters ending September 30, 2016 and December 31, 2016.

Loan and Security Agreement

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

On August 12, 2016, we entered into a First Loan Modification Agreement (the “Modification Agreement”) with the Bank, which amended certain provisions of the LSA. Pursuant to the terms of the Modification Agreement, the Bank increased the aggregate principal amount of the revolving line of credit to $11,000,000. Any principal amounts outstanding now bears interest at a floating per annum rate equal to four percentage points (4.00%) above the Prime Rate (as that term is defined in the Modification Agreement).

Long-term debt consists of the following:

	September 30,	December 31,
	2016	2015
Loan payable to ROS Acquisition Offshore (See details above)	$43,000,000	$42,000,000
PIK Interest payable to ROS	6,883,890	2,700,476
6% convertible senior unsecured notes due 2021 (See details above)	70,238,167	68,000,000
Gross long-term debt	120,122,057	112,700,476
Less: capitalized debt issuance costs	(1,763,824)	$(1,563,353)
Long-term debt, less issuance costs	$118,358,233	$111,137,123

The following is a summary of maturities due on the debt as of September 30, 2016:

Remainder of 2016	$-
2017	-
2018	-
2019	-
2020	49,883,889
Thereafter	70,238,168
Total gross long-term debt	$120,122,057

(10)	Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 1,900,000 shares are currently authorized under the Plan and at September 30, 2016, we had approximately 530,000 million shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Risk-free interest rate	2.21%	1.30%
Expected volatility	79%	75%
Expected term (Years)	6.0	6.0
Expected forfeiture rate	20%	20%
Dividend yield	0%	0%

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows:

	2016			2015
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
Outstanding at January 1	664,081	$10.64	$5.32	695,336	$11.09	$5.35
Granted	-	-	-	45,000	4.00	2.81
Exercised	-	-	-	-	-	-
Cancelled or expired	(105,275)	9.48	4.50	(31,604)	12.71	6.02
Outstanding at September 30	558,806	$10.85	$5.42	708,732	$10.54	$5.29
Exercisable at September 30	409,179	$12.67	$6.15	388,498	$13.53	$6.43

The aggregate intrinsic value of options outstanding as of September 30, 2016 was zero because the closing price of the stock at September 30, 2016 was less than the strike price of all options outstanding. As of September 30, 2016, there were 409,179 unvested options with a weighted average fair value at the grant date of $12.67 per option. As of September 30, 2016, we had approximately $700,000 in compensation expense related to unvested awards not yet recognized.

From time to time we may grant stock options and stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period. The Company recognized expenses for the nine months ended September 30, 2016 and 2015 of zero and $140,869, respectively, as Non-cash consulting expense.

Total share based compensation recognized for employees, directors and consultants was $479,289 and $444,352 for the quarters ended September 30, 2016 and 2015, respectively.

On July 1, 2015, the 39,312 shares of restricted stock units granted by the Company on November 10, 2014 to the independent Directors of the Company vested. These restricted shares were issued when the stock price was $4.07 per share. The total expense of $160,000 was recognized ratably over the vesting period as Non-cash consulting expense.

On July 1, 2015, the Company granted 58,820 restricted stock units to the independent Directors of the Company. These restricted shares vested on July 1, 2016 and were granted when the stock price was $3.40 per share. The total expense of $200,000 was recognized ratably over the period as Non-cash consulting expense. In the nine months ended September 30, 2016, $100,000 was expensed.

On October 8, 2015 the Company granted 78,510 restricted stock units to five X-spine employees at $3.19 a share for a total cost of $250,447 to be expensed ratably from the Acquisition Date over the vesting period as Acquisition and integration related expense. In the nine months ended September 30, 2016, $55,995 was expensed.

Also, on October 8, 2015, the Company granted 20,000 restricted stock units to four Xtant area sales vice presidents at $3.19 a share for a total cost of $65,550 to be expensed ratably over the vesting period as General and administrative expense. In the nine months ended September 30, 2016, $15,888 was expensed.

On , July 20 2016, the Company granted 300,000 incentive stock options to three Xtant area sales vice presidents at $1.77 a share for a total cost of $531,000 to be expensed ratably over the vesting period as General and administrative expense. In the nine months ended September 30, 2016, $83,833 was expensed.

On July 5, 2016, the Company granted 80,404 restricted stock units to four of the independent Directors of the Company (Messrs. Lopach, Swanson, Deedrick and Buckman). These restricted shares vest on July 5, 2017 and were granted when the stock price was $1.99 per share. The total expense of $160,004 is being recognized ratably over the period as Non-cash consulting expense. In the nine months ended September 30, 2016, $42,000 was expensed.

On July 5, 2016, the Company granted 59,400 stock options to two of the independent Directors of the Company (Messrs. Mazzocchi and Timko). These stock options vest on July 5, 2017 and were granted when the stock price was $1.99 per share. The total expense of $118,206 is being recognized ratably over the period as Non-cash consulting expense. In the nine months ended September 30, 2016, $10,000 was expensed.

On October 6, 2016, we issued an option to purchase 300,000 shares of our common stock at $1.11 per share to our President, Carl O’Connell, outside of our Amended and Restated Equity Incentive Plan.

(11)	Warrants

The following table summarizes our warrant activities for the quarter ended September 30, 2016:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2015	1,655,320	$13.06
Issued	-	-
Expired	(376,754)	22.87
Outstanding at January 1, 2016	1,278,566	$8.45
Issued	-	-
Expired	(42,580)	31.73
Outstanding at September 30, 2016	1,235,986	$7.65

We utilize a valuation model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $716,738 resulting from the change in the fair value of the warrant derivative liability for the first nine months of 2016. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2016	2015
Value of underlying common stock (per share)	$1.13	$3.26
Risk free interest rate	2.21%	1.37%
Expected term (years)	3.25	4.25
Volatility	79%	75%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the nine months ended September 30, 2016 and 2015:

	2016	2015
Balance at January 1,	1,125,119	1,171,692
Derivative warrants issued	-	-
Derivative warrants exercised	-	-
Expired	-	-
Balance at September 30,	1,125,119	1,171,692

(12)	Commitments and Contingencies

Operating Leases

We lease four office facilities under non-cancelable operating lease agreements with expiration dates in 2016, 2019, 2023 and 2025. We have the option to extend the four leases for up to another ten year term and for one facility, we have the right of first refusal on any sale. We lease additional office space under a month-to-month arrangement.

On October 23, 2015, the Company entered into a sale-leaseback transaction for the property located at 664 Cruiser Lane, Belgrade, Montana, 59714 which formerly secured the 6% loan payable to Valley Bank of Belgrade. Our new lease agreement has a ten year term with an option to extend for two additional five year terms for a total of ten years.

 Future minimum payments for the next five years and thereafter as of September 30, 2016, under these leases, are as follows:

Remainder of 2016	$195,218
2017	794,437
2018	806,747
2019	668,807
2020	396,263
2021	375,289
Thereafter	1,038,416
Total	$4,275,177

Rent expense was $661,219 and $458,814 for the nine months ended September 30, 2016 and 2015, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

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

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2016 and 2015.

(14)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,530,170	$2,372,453
Non-cash activities:
Issuance of capital leases	$967,221	$70,020
Issuance of shares associated with legal settlement	$225,000	$-
Issuance of share for non-cash consulting expense	$-	$190,869
Issuance of restricted stock to employees	$-	$41,741
Issuance of shares in conjunction with the acquisition of X-spine	$-	$14,934,146

(15)	Related Party Transactions

Darrel Holmes, our former Chief Operating Officer of our Bacterin subsidiary, serves on the board of American Donor Services Inc. (“ADS”). Mr. Holmes receives $5,000 per year for his service to ADS. ADS recovers tissue from donors and we reimburse ADS for its recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the nine months ended September 30, 2016 and 2015 was $844,643 and $1,367,487, respectively. Our relationship with ADS has benefited us, as ADS provides us with current donors and a pipeline for future donors, which is necessary to our success.

Certain of X-spine’s former shareholders now own over 10% of our common stock as of the Acquisition Date, and have owned a controlling interest of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical.  In the first nine months of 2016, Xtant purchased from Norwood Medical approximately 12% of its operating products.

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

On October 6, 2016, our board of directors appointed Carl D. O’Connell to serve as the President of the Company. His appointment became effective October 6, 2016. In connection with the hiring of Mr. O’Connell, we issued him an option to purchase 300,000 shares of our common stock at $1.11 per share which start vesting 60,000 shares on October 6, 2017 and then vest 15,000 shares per quarter on January 6, 2018 until October 6, 2021.

On October 31, 2016, the Company distributed to holders of its Common Stock and to holders of its convertible notes, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of Common Stock and one tradable warrant representing the right to purchase one share of Common Stock (“Tradeable Warrants”). The offering of units pursuant to the subscription rights is referred to as the “Rights Offering.” On October 31, 2016, the Company entered into a dealer-manager agreement (the “Dealer-Manager Agreement”) with Maxim Group LLC (“Maxim”), to engage Maxim as dealer-manager for the Rights Offering.

In the Rights Offering, holders received two subscription rights for each share of Common Stock, or each share of Common Stock underlying our convertible notes owned on the record date, October 21, 2016. Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s Common Stock could elect to receive, in lieu of shares of Common Stock in excess of that threshold, pre-funded warrants to purchase the same number of shares of Common Stock for $0.01 (“Pre-Funded Warrants”), and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of Common Stock was reduced by the $0.01 exercise price.

The Rights Offering commenced on October 31, 2016 and the subscription rights are expected to expire on November 14, 2016, unless extended. The units were initially priced at $0.90 per unit. On November 9, 2016, the Company reduced the subscription price to $0.75 per unit. Assuming that all units are sold in the Rights Offering and no elections to receive Pre-Funded Warrants are made, we estimate that the gross proceeds from the Rights Offering will be approximately $11.3 million and the net proceeds from the Rights Offering will be approximately $10.2 million, based on a subscription price of $0.75 per unit, after deducting fees and expenses payable to Maxim, and after deducting other expenses payable by us and excluding any proceeds received upon exercise of any Tradeable Warrants issued in the offering. The Tradeable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $0.90 per share. After the one-year anniversary of issuance, we may redeem the Tradable Warrants for $0.01 per Tradable Warrant if the volume weighted average price of our Common Stock is above $2.25 for each of 10 consecutive trading days.

In connection with the Rights Offering, the Company will pay to Maxim a cash fee equal to 7% of the gross proceeds received by us directly from exercises of Subscription Rights. We will also reimburse Maxim up to $75,000 for expenses incurred in connection with the Rights Offering.

Under the terms and subject to the conditions contained in the Dealer-Manager Agreement, the Company has agreed not to issue, agree to issue or announce the issuance of any shares of Common Stock or Common Stock equivalents until 90 days after the closing date of the Rights Offering, without the consent of Maxim, subject to certain exceptions including a pre-existing agreement, equity awards, conversion of derivative securities and in connection with any acquisitions, partnerships or strategic transactions.

A registration statement on Form S-1, as amended (File No. 333-213350), relating to the securities being offered and sold in connection with the Rights Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 31, 2016. A prospectus and prospectus supplement relating to and describing the terms of the Rights Offering has been filed with the SEC as a part of the registration statement and is available on the SEC’s web site at http://www.sec.gov.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

•	our ability to integrate the acquisition of X-spine Systems, Inc. and any other business combinations or acquisitions successfully;
•	our ability to remain listed on the NYSE MKT;
•	our ability to obtain financing on reasonable terms;
•	our ability to increase revenue;
•	our ability to comply with the covenants in our credit facility;
•	our ability to maintain sufficient liquidity to fund our operations;
•	the ability of our sales force to achieve expected results;
•	our ability to remain competitive;
•	government regulations;
•	our ability to innovate and develop new products;
•	our ability to obtain donor cadavers for our products;
•	our ability to engage and retain qualified technical personnel and members of our management team;
•	the availability of our facilities;
•	government and third-party coverage and reimbursement for our products;
•	our ability to obtain regulatory approvals;
•	our ability to successfully integrate recent and future business combinations or acquisitions;
•	our ability to use our net operating loss carry-forwards to offset future taxable income;
•	our ability to deduct all or a portion of the interest payments on the Notes for U.S. federal income tax purposes;
•	our ability to service our debt;
•	product liability claims and other litigation to which we may be subjected;
•	product recalls and defects;

•	timing and results of clinical studies;
•	our ability to obtain and protect our intellectual property and proprietary rights;
•	infringement and ownership of intellectual property;
•	our ability to remain accredited with the American Association of Tissue Banks;
•	influence by our management;
•	our ability to pay dividends; and
•	our ability to issue preferred stock.

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

Results of Operation

Comparison of Quarters Ended September 30, 2016 and September 30, 2015

As with all line items stated in this comparison, the results for the prior year only include X-spine results as of the Acquisition Date (See Note 2, “Business Combination” above).

Revenue

Total revenue for the quarter ended September 30, 2016 increased approximately 30.5% to $23,094,140 compared to $17,693,020 in the prior year. The increase of $5,401,119 is mostly due to the X-spine acquisition.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 17.9% or $1,078,368 to $7,114,041 for the quarter ended September 30, 2016 from $6,035,673 for the quarter ended September 30, 2015. Cost of sales as a percent of total sales was 30.8% of revenues for the quarter ended September 30, 2016, compared to 34.1% in the third quarter ended 2015. The decrease is primarily the result of economies of scale and customer mix related to the X-Spine acquisition.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 8.1%, or $1,341,648 for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015, primarily due to the reasons set forth below and the expenses due to the X-spine acquisition which includes “Acquisition and integration related expenses”.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 5.2%, or $207,568, to $3,773,236 for the quarter ended September 30, 2016, compared to the same period of 2015. The decrease is mostly due to cost containment efforts.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 33.4%, or $2,812,517, to $11,242,820 for the quarter ended September 30, 2016, compared to $8,430,303 for the same period of 2015. The increase is almost all due to the acquisition of X-spine. As a percentage of revenue, sales and marketing expenses remained flat of 48.7% in the quarter ended September 30, 2016 compared to 47.6% for the same period of 2015.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines. Research and development expenses increased $134,466 or 16.9% from $794,464 for the quarter ended September 30, 2015 to $928,930 for the same period of 2016. All of the increase is due to the acquisition of X-spine.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived property and equipment, patents and intangible assets that resulted from the acquisition of X-spine. Depreciation and amortization expense decreased $275,730 to $1,265,490 for the quarter ended September 30, 2016, from $1,541,220 in the same period in 2015. Almost all of the decrease is due to a lower amortization of the intangible assets that resulted from the acquisition of X-spine.

Acquisition and Integration Related Expenses

Acquisition and Integration related expenses are $517,083 for the quarter ended September 30, 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses, which accounted for all of the expenses this quarter, consist of samples, travel and meeting, severance due to reduction in force, retention bonuses and software. We anticipate relatively few additional expenses to occur during the fourth quarter of 2016.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense increased $106,129 to $156,129 for the quarter ended September 30, 2016, from $50,000 in the same period in the prior year due to an increase in the number of restricted shares issued.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the quarter ended September 30, 2016 increased $1,051,813 to $3,163,534, as compared to $2,111,721 in the same period ended 2015. The increase in interest expense is due to a full quarter’s expense long-term and convertible debt issued in part to finance the acquisition of X-spine as opposed to two months in the prior year.

Change in Warrant Derivative Liability

For the quarter ended September 30, 2016, the Company recorded a gain in its non-cash warrant derivative liability of $220,409 which was primarily driven by a decrease in the closing price of the Company’s common stock at September 30, 2016, compared to June 30, 2016. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Other Income (Expense)

Other  expense for the quarter ended September 30, 2016 was ($51,350) as compared to an expense of ($89,926) in the same period in 2015. Other income (expense) includes other related legal settlement income or expense, gain or loss on the sale of fixed assets and miscellaneous minor adjustments to account balances.

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

As with all line items stated in this comparison, the results only include X-spine results as of the Acquisition Date (See Note 2, “Business Combination” above).

Revenue

Total revenue for the nine months ended September 30, 2016 increased approximately 76.7% to $65,531,879 compared to $37,088,749 in the prior year. The increase of $28,443,130 is mostly due to the X-spine acquisition.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 61.1% or $7,865,942 to $20,749,381 for the nine months ended September 30, 2016 from $12,883,439 for the nine months ended September 30, 2015. Cost of sales as a percent of total sales was 31.7% of revenues for the nine months ended September 30, 2016, compared to 34.7% in the first nine months of 2015. The decrease is primarily the result of changes in product and customer mix related to the X-Spine acquisition and increased economies of scale.

Operating Expenses

Operating expenses include general and administrative expenses, selling and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 58.9%, or $18,965,167 for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the reasons set forth below and the expenses due to the X-spine acquisition which includes “Acquisition and integration related expenses”.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 27.4%, or $2,411,008, to $11,216,112 for the nine months ended September 30, 2016, compared to the same period of 2015. Almost all of the increase is due to the acquisition of X-spine.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 76.7%, or $13,936,211, to $32,115,763 for the nine months ended September 30, 2016, compared to $18,179,552 for the same period of 2015.  As a percentage of revenue, sales and marketing expenses remained flat at 49% in the first nine months of 2016 and in the prior year first nine months.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses increased $1,093,206 or 72.0% from $1,519,196 for the nine months ended September 30, 2015 to $2,612,402 for the same period of 2016. All of the increase is due to the acquisition of X-spine.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived property and equipment, patents and intangible assets that resulted from the acquisition of X-spine. Depreciation and amortization expense increased $1,924,525 to $3,690,519 for the nine months ended September 30, 2016, from $1,765,994 in the same period in 2015. Almost all of the increase is due to the amortization of the intangible assets that resulted from the acquisition of X-spine.

Acquisition and Integration Related Expenses

Acquisition and Integration related expenses are $1,269,613 for the nine months ended September 30, 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses, which accounted for all of the expenses this nine month period, consist of samples, travel and meeting, severance due to reduction in force, retention bonuses and software. We anticipate relatively few additional expenses to occur during the fourth quarter of 2016.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense increased $75,852 to $266,721 for the nine months ended September 30, 2016, from $190,869 in the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the nine months ended September 30, 2016 increased $4,043,954 to $8,974,895 as compared to $4,930,941 in the same period ended 2015. The increase in interest expense is due to increased long-term and convertible debt issued in part to finance the acquisition of X-spine.

Change in Warrant Derivative Liability

For the nine months ended September 30, 2016, the Company recorded a gain in its non-cash warrant derivative liability of $716,738 which was primarily driven by a decrease in the closing price of the Company’s common stock at September 30, 2016, compared to December 31, 2015. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Non-Cash Consideration Associated with Stock Agreement

In the first nine months of 2015 154,189 shares of our common valued at $3.62 per share or $558,185 issued to Aspire Capital as a commitment fee.

Other Income (Expense)

Other expense for the nine months ended September 30, 2016 was ($309,924) as compared to an expense of ($193,052) in the same period in 2015. Other income (expense) includes other related legal settlement income or expense, gain or loss on the sale of fixed assets and miscellaneous minor adjustments to account balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility and other debt transactions. For the nine months ended September 30, 2016 we received $300,000 and $2,118,483 in the same period last year from the sale of our common stock to Aspire Capital pursuant to a Purchase Agreement. See Note 3, “Equity”, describing the Purchase Agreement with Aspire Capital. At September 30, 2016, we had $17,234,738 of cash and cash equivalents and accounts receivable.

Net cash used from operating activities for the nine months ended September 30, 2016 was $11,194,999 from various operating activities. For the comparable period of 2015, net cash used in operating activities was $9,027,080.

October 31, 2016, the Company commenced the Rights Offering. In the Rights Offering, holders received two subscription rights for each share of Common Stock, or each share of Common Stock underlying our convertible notes owned on the record date, October 21, 2016. Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s Common Stock could elect to receive, in lieu of shares of Common Stock in excess of that threshold, Pre-Funded Warrants. See Note 17, “Subsequent Events” above, describing the Rights Offering.

The subscription rights are expected to expire on November 14, 2016, unless extended. The units were initially priced at $0.90 per unit. On November 9, 2016, the Company reduced the subscription price to $0.75 per unit. Assuming that all units are sold in the Rights Offering and no elections to receive Pre-Funded Warrants are made, we estimate that the gross proceeds from the Rights Offering will be approximately $11.3 million and the net proceeds from the Rights Offering will be approximately $10.2 million, based on a subscription price of $0.75 per unit, after deducting fees and expenses payable to Maxim, and after deducting other expenses payable by us and excluding any proceeds received upon exercise of any Tradeable Warrants issued in the offering.

Net cash used in investment activities for the nine months ended September 30, 2016 was $5,550,169 due mostly to purchase of property and equipment which includes additional trays for future sales and additions to our clean room facilities in Montana.

Net cash generated for financing activities was $11,785,760 for the first nine months of 2016, primarily from issuance of capital leases, convertible debt and the revolving line of credit.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our September 30, 2016 cash on hand and accounts receivable balance of $17,234,738 along with anticipated cash receipts from sales expected from operations and proceeds from the Aspire Capital facility and our revolving credit line will be sufficient to meet our anticipated cash requirements through September 30, 2017. If we do not meet our revenue objectives, we may need to sell additional equity securities, which could result in dilution to our stockholders, or seek additional loans or alternative sources of financing. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

4.1	*	Form of Warrant Certificate for Warrants underlying Units

4.2	*	Form of Common Stock Certificate

4.3	*	Form of Pre-Funded Warrant

10.1		Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 29, 2016, by and among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed August 2, 2016 and incorporated by reference herein).

10.2		First Loan Modification Agreement, dated August 12, 2016, among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Form 8-K filed August 16, 2016 and incorporated by reference herein).

10.3		Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2016, by and among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed September 28, 2016 and incorporated by reference herein).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	**	Section 1350 Certification of Chief Executive Officer

32.2	**	Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL INSTANCE DOCUMENT

101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 10, 2016	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

