Form 10-K
period 2016-12-31
Xtant Medical Holdings, Inc.
filed 2017-03-29
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 was $16,420,055 (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE Marketplace).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 29, 2017 was 18,092,603.

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

Customer Focus: Responding quickly and efficiently to the needs of patients, surgeons and hospitals is central to corporate culture and critical to success. Our supply chain and customer service teams make sure that the right product and instrumentation is in the right place at the right time. Through such vertically integrated processes, we are able to meet the changing needs of our customers.

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

Our Offices

Our headquarter office and manufacturing facility are located at 664 Cruiser Lane, Belgrade, Montana 59714.  Our telephone number is (406) 388-0480 and our fax number is (406) 388-1354.  We also have two other facilities on the Montana campus, located at 600 Cruiser Lane, Belgrade, Montana 59714, and at 732 Cruiser Lane, Belgrade, Montana 59714, one Colorado office located at 363 Centennial Parkway, Suite 220, Louisville, Colorado 80027, and one Ohio office at 452 Alexandersville Road, Miamisburg, Ohio 45342. All our properties are leased.

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

Products and Services

Our biomaterial products include OsteoSponge®, OsteoSponge® SC, OsteoSelect® DBM putty, OsteoSelect Plus DBM putty, OsteoWrap®, BacFast® HD, OsteoSTX®, hMatrix® and our new line of 3Demin®products, as well as other allografts described below:

•	OsteoSponge is a form of demineralized bone matrix made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge provides a natural scaffold for cellular in-growth and exposes bone-forming proteins to the healing environment. The malleable properties of OsteoSponge enable it to conform to, and fill, most defects. Upon compressing the allograft, OsteoSponge springs back to completely fill the void. Its unique mechanical and biological properties make OsteoSponge an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

•	OsteoSponge SC is a form of OsteoSponge designed to fill bony defects in the subchondral region of joints. We have received permission from the Food and Drug Administration (“FDA”), which is a federal agency of the United States Department of Health and Human Services, to market this product as a subchondral bone void filler and are currently marketing it as such.

•	OsteoSelect DBM Putty is engineered with the surgeon in mind. With outstanding handling characteristics, OsteoSelect can be easily molded into any shape and compressed into bony voids. Bacterin has validated a low-dose, low-temperature gamma sterilization process to provide maximum osteoinductive potential while still affording device level sterility. Every production batch of OsteoSelect is tested for osteoinductive bone growth characteristics allowing us to make that unique marketing claim.

•	Combining the exceptional cohesive characteristics of OsteoSelect DBM Putty with demineralized cortical chunks, OsteoSelect PLUS delivers differentiated handling properties and insures patient safety through validated, terminal sterilization. Each lot of OsteoSelect PLUS DBM is tested for osteoinductivity in vivo prior to being released. OsteoSelect PLUS is indicated as a bone void filler and bone graft substitute in the pelvis, extremities, and posterolateral spine.

•	OsteoWrap is 100% human cortical bone demineralized through a proprietary process to make the graft flexible while maintaining allograft integrity. This product has various applications in orthopedic, neurological, trauma, oral/maxillofacial and reconstructive procedures. OsteoWrap can wrap around non-union fractures to assist with fusion, can act as a biologic plate or can be used in conjunction with a hardware plate system. Additionally, this product provides the surgeon with superior handling characteristics as the allograft can be easily sized using surgical scissors or a scalpel, and will withhold sutures or staples for fixation.

•	BacFast HD facet stabilization dowel is designed with a focus on osteoconductivity and osteoinductive potential. BacFast HD is hyper-demineralized to expose the growth factors and BMPs inherent to cortical bone. With the benefits of HD technology and increased collagen surface area, BacFast® HD also provides the graft with osteoinductive properties without compromising the structural integrity of the graft. These characteristics, coupled with an osteoconductive design through increased surface contact and locking edges to prevent migration, BacFast® HD is engineered with a focus on fusion as well as facet stabilization.

•	OsteoSTX are demineralized cortical sticks processed from human allograft bone. Utilizing our patented demineralization technology, the grafts are flexible and feature osteoinductive properties. The nature of demineralized cortical bone provides all the necessary elements for bone regeneration. OsteoSTX are designed for posterolateral spine surgery applications ranging from one-level to multi-level fusions, including scoliosis procedures. This was a new addition to Bacterin’s biologic products portfolio launched in March 2014.

•	hMatrix dermal scaffold is an extension of Bacterin’s core biologics technology. hMatrix is an acellular matrix made from donated human dermal tissue that is used to replace a patient’s damaged tissue. hMatrix provides a natural collagen tissue scaffold that promotes cellular ingrowth, tissue vascularization and regeneration, and reabsorbs into the patient’s dermal tissue for a biocompatible, natural repair.

•	3Demin is a family of allografts that maximizes osteoconductivity and the osteoinductive potential of human bone. They consist of 100% demineralized cortical bone with excellent, malleable handling characteristics, and are distributed as a sterile allograft. Bacterin’s 3Demin products are easily hydrated with any biocompatible liquid, making them an ideal option for various bone grafting applications. They are most commonly used in spinal fusion procedures.

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

In the fixation portfolio, there are numerous product families that are used to treat a variety of spinal and sacroiliac conditions, including trauma, degeneration, deformity and tumor, with an emphasis on Minimally Invasive Surgery (MIS). Some of our key product lines include:

•	The Axle® Interspinous Fusion System is a fully modular interspinous device is matched to the patient’s individual anatomy and is, available in multiple implantable configurations.

•	The Silex® Sacroiliac Joint Fusion System is a sacroiliac fixation system which actively compresses across the SI joint. Sacroiliac dysfunction is increasingly recognized as a frequent contributor to chronic low back pain.

•	The XpressTM Minimally Invasive Pedicle Screw System combines minimally invasive functionality to the most common lumbar fixation procedures — pedicle screw fixation.

•	The CertexTM Spinal Fixation System consists of screws, hooks, rods, and cross connectors. Various sizes of these implants are available so that adaptations can be made to take into account pathology and individual patient anatomy. It is intended to promote fusion of the subaxial cervical spine and cervico-thoracic junction (C3 − T3 inclusive).

•	The Butrex® Anterior Lumbar Buttress Plating System utilizes the patented Resilient Locking Arm Technology to prevent screw back out, while providing repeatable and reliable results. The low profile design, and two point fixation ensures minimal disruption to the local anatomy and high cantilever expulsion resistance. The Butrex System also features an all-in-one drill guide with a plate retaining feature to allow for greater control during plate placement, and to protect adjacent structures.

•	Calix® is a family of PEEK interbody spacers and precision instruments for both, Cervical and Thoracolumbar applications. Calix PC is a frictional titanium plasma-coated PEEK implant that provides additional biomechanical performance and end-plate visualization.

•	Spider® Cervical Plating System. The Spider Cervical Plating System consists of simple, single step locking with 3 forms of locking feedback provides confidence in Spider System construct and performance. Self-drilling screws preserve cancellous bone for secure screw purchase. If drilling is desired, instruments offer optional drill guides and drill bits. A full sweep of 15° angulation can be achieved with Spider System variable screws.

•	The ZyfixTM Facet Fusion System is a minimally invasive facet fusion system featuring a hollow fenestrated titanium compression screw for bone graft introduction. It is intended for bilateral, transfacet fixation of the facet joint in order to provide stability for fusion.

•	The Fixcet® Spinal Facet Screw System is a percutaneous facet screw system offering dual-compression thread and single-thread screws. It is intended for posterior fixation to the lumbar spine (L1 - S1 inclusive). It enables a bilateral, transfacet fixation of the facet joint in order to provide stability for fusion.

•	The Fortex® Pedicle Screw System consists of titanium alloy bone screws, rods, cross-connectors and associated instruments. The system is indicated for attachment to the pedicles of the thoracic, lumbar, and sacral spine.

•	The X90® Pedicle Screw System combines unique rotary locking technology and maximum biomechanical performance allowing for simple rod locking without a separate locking cap or set screw. Through its unified design, the X90 Pedicle Screw System is designed to avoid the problems of cross threading, head splay, and cap loosening, endemic to cap type pedicle screw systems.

•	The Irix-ATM Lumbar Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and three screws. It is intended for spinal fusion procedures at one or two contiguous levels of the lumbosacral spine (L2 − S1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

•	The Irix-CTM Cervical Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and two screws. It is intended for spinal fusion procedures at one level (C3 − T1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

•	The Axle-XTM Interspinous Fusion System is an internal fixation device for spinal surgery in the non-cervical spine (T1 − S1 inclusive). It is a minimally invasive, modular interspinous fusion system with angled spikes that allows for adequate L5 − S1 engagement and other variations in patient anatomy. The Axle-X Interspinous Fusion System is designed to provide spinal stability for lumbar fusion procedures, including the treatment of degenerative disc disease, spinal tumors and trauma.

•	The X-PORTTM tissue-sparing instrumentation system was designed to maximize surgical access and visualization while minimizing tissue disruption. An ideal partner to the X-spine Fortex pedicle screw system, the radiolucent X-PORT retractor component is integrated with a siderail mounted flexible arm for accurate localization and stability. The X-PORT system includes integral tissue-sparing instrumentation to allow for compression, distraction and rod placement while maintaining anatomic visualization through the retractor component.

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

Patents

Our biomaterial patent efforts are focused on the development of innovative and novel, engineered tissue implants or constructs which employ acellular tissue and processes, and enhanced demineralized bone matrix products. On November 5, 2013, the United States (“U.S.”) Patent and Trademark Office issued U.S. Patent No. 8,574,825 entitled “Process for Demineralization of Bone Matrix with Preservation of Natural Growth Factors.” The issued claims in the patent are for a method to produce a demineralized cancellous bone matrix, such as Bacterin’s OsteoSponge® product line. Bacterin has a pending divisional application in the United States to pursue protection of other aspects of its bone demineralization technology. We have other provisional applications pending in the United States and other countries that relate to aspects of the technology used in many of our products. Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent.

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

Trademarks

We have registered, and continue to seek registration, of trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks.  We currently own the following registered trademarks under the Bacterin name:  OsteoSponge ®, OsteoWrap ®, OsteoLock ®, BacFast ®, OsteoSelect ®, Elutia ®, OsteoSTX ®, hMatrix ®, 3Demin®, BACTERINSE ®, and Circle of Life ®. Under the X-spine name, we own the following registered trademarks: SILEX®, X-SPINE®, IRIX®, CAPLESS®, CERTEX®, CALIX®, H-GRAFT®, SPIDER, X90®, HYDRAGRAFT®, BUTREX®, FORTEX®, AXLE®, FIXCET®, Capless® and X-spine’s square design logo.

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

Relationship with Zimmer Holdings, Inc.

In January 2014, X-spine entered into a license agreement with Zimmer, under which Zimmer granted to X-spine a royalty-bearing, non-exclusive license under certain Zimmer patents to make, have made, use, practice, offer for sale, sell, export and import certain spinal screw, anchor and rod implants. X-spine is required to pay a royalty on gross sales of products covered by the in-licensed patents. X-spine’s license agreement with Zimmer continues so long as there is an enforceable claim in the in-licensed patents. Either X-spine or Zimmer may terminate the agreement for any material breach by the other party that is not cured within a specified time period or in the event of the other party’s insolvency.

Also, in January 2014, X-spine entered into a distribution agreement with Zimmer, under which X-spine granted Zimmer a co-exclusive right to distribute certain X-spine products worldwide. X-spine is entitled to receive a royalty in the low-single digits on net sales of products. X-spine also obtained a non-exclusive, perpetual, worldwide license under certain Zimmer patents to distribute certain of X-spine’s products. In consideration for the rights granted to X-spine under the agreement, X-spine will be required to pay a royalty on net sales of certain products of 4.0%.

Sales and Marketing

We promote our product in the United States through a hybrid distribution network including direct employees, sales agents and independent distributors.

Our international footprint includes distribution partners in Canada, Mexico, South America, Europe, Middle East, Australia, South Korea, and Taiwan. Xtant continues to evaluate new, global market opportunities and expects to expand the number of international markets served.

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

Employees

As of February, 2017, Xtant had 253 full-time employees and 257 total employees, of whom 105 were in operations, 56 were in sales, 14 were in marketing, 14 were in R&D and Engineering, 34 were in QA/QC, and 30 were in administrative functions.  In addition, we make use of a varying number of outsourced services to manage normal business cycles.  None of our employees are covered by a collective bargaining agreement and management considers relations with employees and service partners to be good.

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

We lease an approximately 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana 59714, which was involved in a sale-leaseback transaction in October, 2015 (See Note 12, “Commitments and Contingencies” below). This building is an FDA registered facility with a Class 10,000 (ISO 7) environmentally controlled area.  The validated manufacturing areas and laboratory facilities located in this facility provide processing and testing space to manufacture medical devices pursuant to FDA, GMP regulations, and ISO 13485:2003.  The facility is registered with the FDA for device design, device manufacture, and contract manufacture, as well as for screening, testing, storing, and distributing biological tissues.

We also lease a 21,000 square foot facility at 732 Cruiser Lane, Belgrade, Montana 59714, where one Class 1,000 (ISO 6) clean room is located.

We lease additional office space located at 363 Centennial Parkway, Suite 220, Louisville, Colorado 80027.

We also lease facilities at 452 Alexandersville Road, Miamisburg, Ohio 45342. The leased property contains approximately 31,600 square feet, of which approximately 19,260 square feet are office space and approximately 4,740 square feet are warehouse space. The space includes a manufacturing facility with multi-axis CNC machining capacity. The facility specializes in the manufacturing of prototypes, custom instrumentation, test fixtures and key production items. The space includes an advanced biomechanical laboratory and a full bioskills lab for cadaver surgery and clinician training. The facilities are leased under a three-year lease which runs through November 2019.

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

Trends, Risks and Uncertainties Related to Our Business

We may not be able to generate enough cash flow to meet our debt obligations.

Our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business, regulatory, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as economic and financial conditions in our industry and the U.S. or the global economy, or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	reducing or delaying capital investments;

•	raising additional capital;

•	refinancing or restructuring our debt;

•	selling assets;

•	ceasing our operations; and

•	filing for bankruptcy.

We cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms, or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations.

If we are unable to meet our debt obligations, we would be in default under the terms of such arrangement, permitting acceleration of the amounts due. If the amounts outstanding under our indebtedness were to be accelerated, we could be forced to file for bankruptcy.

The Company does not have cash on hand to satisfy its current interest obligations under its senior credit facility. Failure of the Company to successfully negotiate its interest obligations will result in the Company being in default under the senior credit facility and, due to the cross defaults thereunder, under the Loan and Security Agreement, dated May 25, 2016, with Silicon Valley Bank.

We will need to secure additional financing in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

We will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through our current senior debt holder as well as public and/or private financing, which may include equity and/or debt financings and through other arrangements, including collaborative arrangements. If we are unable to secure additional financing in the near term, we may be forced to:

•	curtail or abandon our existing business plans;

•	reduce our headcount;

•	file for bankruptcy;

•	seek to sell some or all of our assets; and/or

•	cease our operations.

If we are forced to take any of these steps, any investment in our common stock may be worthless.

Affiliates of OrbiMed may be able to exert significant influence over the Company.

Certain private investment funds for which OrbiMed Advisors LLC serves as the investment manager purchased $52 million of notes in an offering in July of 2015. In addition, affiliates of OrbiMed are significant shareholders and we owe affiliates of OrbiMed approximately $43 million in original principal, plus interest and exit fees, pursuant to our Amended and Restated Credit Agreement and other convertible promissory notes issued to such affiliates. Accordingly, OrbiMed may be able to exert significant influence over the Company. Although OrbiMed has been a strong supporter of the Company, OrbiMed may have interests that differ, or, in some cases, conflict with, interests of other shareholders.

There is a possibility that we may not be able to continue to operate as a “going concern”.

We have adopted ASU No. 2014-15, “Disclosure of Uncertainties about the Entity’s Ability to Continue as a Going Concern.” We have concluded that there is an uncertainty about our ability to continue as a going concern and our independent registered public accountants have incorporated into their opinion accordingly. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business plan. As a result we may have to liquidate our business and investors may lose their investments. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described herein, obtain financing and eventually attain profitable operations. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Company.

Our Common Stock may be delisted from the NYSE MKT, and we may move to the OTCQX marketplace.

On August 15, 2016, we received a letter from NYSE MKT notifying us that we are not in compliance with NYSE MKT’s continued listing standards. Specifically, we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2,000,000 and net losses in two of our three most recent fiscal years, Section 1003(a)(ii) with stockholders’ equity of less than $4,000,000 and net losses in three of our four most recent fiscal years and Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and net losses in five of our most recent fiscal years. Therefore, we have become subject to the procedures and requirements of Section 1009 of the Company guide and submitted a plan of compliance addressing how we intend to regain compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide by February 15, 2018.

This notice has no effect on the listing of our common stock at this time, subject to compliance with other NYSE MKT continued listing standards; however, the consolidated tape now includes a “.BC” indicator, which will be removed at such time as the Company is deemed compliant with NYSE MKT’s continued listing standards.

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

The market price for securities of biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our securities. Factors that may have a significant impact on the market price and marketability of our securities include:

•	our ability to make interest payments under our senior credit facility;

•	our observance of covenants under our credit facilities, including the March 31, 2017 covenants on revenue, minimum liquidity and consolidated senior leverage ratio;

•	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	announcements of technological innovations or new commercial products by us, our collaborative partners or our present or potential competitors;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with employees, suppliers or collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	halting or suspension of trading in our common stock by the NYSE MKT;

•	economic and other external factors; and

•	general market conditions.

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

Our business is in a very competitive and evolving field. Rapid new developments in this field have occurred and are expected to continue to occur. Other companies already have competing products available or may develop products to compete with ours. Many of these products have short regulatory timeframes and our competitors, many with more substantial development resources, may be able to develop competing products that are equal to or better than ours. This may make our products obsolete or undesirable by comparison and reduce our revenue. Our success will depend, in large part, on our ability to maintain a competitive position concerning our intellectual property, and to develop new technologies and new applications for our technologies. Many of our competitors have substantially greater financial and technical resources, as well as greater production and marketing capabilities, and our ability to compete remains uncertain.

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

Certain of X-spine’s former shareholders, who now own over 10% of our common stock, own a controlling share of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical. In 2016, Xtant purchased from Norwood Medical less than 10% and in 2015, approximately 12% of its operating products. X-spine’s dependence on Norwood Medical exposes us to risks, including limited control over pricing, availability and delivery schedules. If Norwood Medical ceases to provide X-spine with sufficient quantities of products in a timely manner or on terms acceptable to X-spine, or ceases to manufacture products of acceptable quality, X-spine would have to seek alternate sources of supply. Because of the nature of X-spine’s regulatory and quality control requirements, and the proprietary nature of its products, it may not be able to quickly engage additional or replacement suppliers. Any such disruption could harm X-spine’s business, results of operations or financial condition.

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

Trends, Risks and Uncertainties Relating to Our Common Stock

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

In the future, we may sell shares of our common stock or equity-related securities to raise capital. In addition, as of December 31, 2016, 7,497,244 shares of our common stock are reserved for issuance upon the exercise of stock options and warrants and additional amounts are reserved for issuance upon conversion of notes. At December 31, 2016, we also have reserved 1,071,629 shares of common stock for issuance pursuant to a common stock purchase agreement with Aspire Capital Fund, LLC. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-related securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of our notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

•	design, development and manufacturing;

•	testing, labeling, packaging, content and language of instructions for use, and storage;

•	clinical trials;

•	product safety;

•	premarket clearance and approval;

•	marketing, sales and distribution (including making product claims);

•	advertising and promotion;

•	product modifications;

•	recordkeeping procedures;

•	reports of corrections, removals, enhancements, recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	complying with the new federal law and regulations requiring Unique Device Identifiers (“UDI”) on devices and also requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database (“GUDID”); and

•	product import and export.

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

Any delay in, or failure to receive or maintain, clearances or approvals for our products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other governmental authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could lead governmental authorities or a court to take action against us, including but not limited to:

•	issuing untitled (notice of violation) letters or public warning letters to us;

•	imposing fines and penalties on us;

•	obtaining an injunction or administrative detention preventing us from manufacturing or selling our products;

•	seizing products to prevent sale or transport or export;

•	bringing civil or criminal charges against us;

•	recalling our products or engaging in a product correction;

•	detaining our products at U.S. Customs;

•	delaying the introduction of our products into the market;

•	delaying pending requests for clearance or approval of new uses or modifications to our existing products; and/or

•	withdrawing or denying either approvals or clearances for our products.

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

We are subject to federal and state healthcare laws and regulations pertaining to fraud and abuse, and physician payment transparency. Many states such as Massachusetts, Connecticut, Nevada and Vermont require different types of compliance such as having a code of conduct, as well as reporting remuneration paid to health care professionals or entities in a position to influence prescribing behavior. Many of these industry standards inevitably influence company standards of conduct. Other laws tie into these standards as well, such as compliance with the advertising and promotion regulations under the U.S. Federal Food, Drug and Cosmetic Act, the Federal Anti-Kickback Statute, the Federal False Claims Act, the Federal Physician Payments Sunshine Act and other laws. We use many distributors and independent sales representatives in certain territories and thus rely upon their compliance with applicable laws and regulations, such as with the advertising and promotion regulations under the U.S. Federal Food, Drug and Cosmetic Act, the Anti-Kickback Statute, the Federal False Claims Act, the Physician Payments Sunshine Act, similar laws under countries located outside the United States and other applicable federal, state or international laws. These laws include:

•	the Federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the Federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act; this may constrain our marketing practices and those of our independent sales agencies, educational programs, pricing, bundling and rebate policies, grants for physician-initiated trials and continuing medical education, and other remunerative relationships with healthcare providers;

•	federal false claims laws (such as the Federal False Claims Act) which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent; this may impact the reimbursement advice we give to our customers as it cannot be inaccurate and must relate to on-label uses of our products;

•	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

•	the Federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners;

•	analogous state and foreign law equivalents of each of the above federal laws, such as the Anti-Kickback Statue and the Federal False Claims Act which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•	The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information.

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

Our manufacturing operations require us to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices, which is costly and could subject us to enforcement action.

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

Our promotional materials and training methods for physicians must comply with the FDA and other applicable laws and regulations. We believe that the specific surgical procedures for which our products are marketed fall within the general intended use of the surgical applications that have been cleared by the FDA. However, the FDA could disagree and require us to stop promoting our products for those specific indications/procedures until we obtain FDA clearance or approval for them. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

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

As of October 2015, we lease a 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana 59714. This building is an FDA registered facility with a Class 10,000 (ISO 7) environmentally controlled area that was the result of a sale-leaseback transaction (See Note 12, “Commitments and Contingencies” below).

We also lease space approximately 21,000 square feet in a building located at 732 Cruiser Lane, Belgrade, Montana 59714, where one Class 1,000 (ISO 6) clean room is located.

We lease additional office space located at 363 Centennial Parkway, Suite 220, Louisville, Colorado 80027.

We also lease facilities at 452 Alexandersville Road, Miamisburg, Ohio 45342. The leased property contains approximately 31,600 square feet, of which approximately 19,260 square feet are office space and approximately 4,740 square feet are warehouse space. The space includes a manufacturing facility with multi-axis CNC machining capacity. The facility specializes in the manufacturing of prototypes, custom instrumentation, test fixtures and key production items. The space includes an advanced biomechanical laboratory and a full bioskills lab for cadaver surgery and clinician training. The facility is leased under a three-year lease which runs through November 2019.

Item 3.	Legal Proceedings

We are engaged in ordinary routine litigation incidental to our business from time to time, including product liability disputes.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

First Quarter 2015 (January 1, 2015 - March 31, 2015)	$4.50	$2.75
Second Quarter 2015 (April 1, 2015 - June 30, 2015)	$4.49	$2.55
Third Quarter 2015 (July 1, 2015 - September 30, 2015)	$4.49	$2.70
Fourth Quarter 2015 (October 1, 2015 - December 31, 2015)	$3.50	$2.28

First Quarter 2016 (January 1, 2016 - March 31, 2016)	$3.75	$2.02
Second Quarter 2016 (April 1, 2016 - June 30, 2016)	$2.72	$1.51
Third Quarter 2016 (July 1, 2016 - September 30, 2016)	$2.05	$0.93
Fourth Quarter 2016 (October 1, 2016 - December 31, 2016)	$1.30	$0.45

Holders of Record

As of March 15, 2017, we had 208 holders of record.

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

Safe Harbor Declaration

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to comply with the covenants in our senior credit facility and to make the interest payment deferred to March 31, 2017;

•	our ability to maintain sufficient liquidity to fund our operations;

•	our ability to remain listed on the NYSE MKT;

•	our ability to obtain financing on reasonable terms;

•	our ability to increase revenue;

•	our ability to continue as a going concern;

•	our ability to maintain sufficient liquidity to fund our operations;

•	the ability of our sales force to achieve expected results;

•	our ability to remain competitive;

•	government regulations;

•	our ability to innovate and develop new products;

•	our ability to obtain donor cadavers for our products;

•	our ability to engage and retain qualified technical personnel and members of our management team;

•	the availability of our facilities;

•	government and third-party coverage and reimbursement for our products;

•	our ability to obtain regulatory approvals;

•	our ability to successfully integrate recent and future business combinations or acquisitions;

•	our ability to use our net operating loss carry-forwards to offset future taxable income;

•	our ability to deduct all or a portion of the interest payments on the notes for U.S. federal income tax purposes;

•	our ability to service our debt;

•	product liability claims and other litigation to which we may be subjected;

•	product recalls and defects;

•	timing and results of clinical studies;

•	our ability to obtain and protect our intellectual property and proprietary rights;

•	infringement and ownership of intellectual property;

•	our ability to remain accredited with the American Association of Tissue Banks.

•	influence by our management;

•	our ability to pay dividends; and

•	our ability to issue preferred stock.

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

Comparison of Year Ended December 31, 2016 and December 31, 2015

	Year Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Orthopedic product sales	$89,388,145	99.3%	$58,194,249	98.1%
Other revenue	614,591	0.7%	1,151,468	1.9%
Total Revenue	90,002,736	100.0%	59,345,717	100.0%

Cost of Sales	27,710,014	30.8%	20,262,728	34.1%

Gross Profit	62,292,722	69.2%	39,082,989	65.9%

Operating Expenses
General and administrative	15,762,531	17.5%	12,993,307	21.9%
Sales and marketing	44,055,813	48.9%	28,731,184	48.4%
Research and development	3,410,600	3.8%	2,546,362	4.3%
Depreciation and amortization	4,940,955	5.5%	3,819,588	6.4%
Acquisition and integration related expenses (Note 2)	1,401,366	1.6%	4,935,755	8.3%
Extinguishment of debt	-	0.0%	(2,345,019)	(4.0)%
Impairment of assets	-	0.0%	233,748	0.4%
Non-cash consulting expense	266,721	0.3%	246,165	0.4%
Total Operating Expenses	69,837,986	77.6%	51,161,090	86.2%

Loss from Operations	(7,545,264)	(8.4)%	(12,078,101)	(20.4)%

Other Income (Expense)
Interest expense	(12,262,750)	(13.6)%	(7,733,748)	(13.0)%
Change in warrant derivative liability	716,738	0.8%	270,020	0.5%
Non-cash consideration associated with stock purchase agreement	-	0.0%	(558,185)	(0.9)%
Other income (expense)	(351,914)	(0.4)%	388,176	0.7%

Total Other Income (Expense)	(11,897,926)	(13.2)%	(7,633,737)	(12.9)%

Net Loss from Operations Before (Provision) Benefit for Income Taxes	(19,443,190)	(21.6)%	(19,711,838)	(33.2)%

Benefit (Provision) for Income Taxes
Current	(50,362)	(0.1)%	-	0.0%
Deferred	-	0.0%	17,537,408	29.6%

Net Loss	$(19,493,552)	(21.7)%	$(2,174,430)	(3.7)%

As with all the annual comparisons stated below, the results only include X-spine results as of the Acquisition Date, July 31, 2015 (See Note 2, “Business Combination” below) in the results for the year ended December 31, 2016.

Going Concern

The Company has incurred losses since its inception. The terms, conditions and amounts outstanding under the Company’s debt agreements as described in Footnotes 9 and 18 raises substantial doubt about the Company’s ability to continue as a going concern. The Company has established a special committee of its board of directors to evaluate restructuring alternatives, assist in related negotiations with the Company’s lenders and consider alternatives for raising new capital. The Company also is evaluating various cost-reduction and cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Revenue

Total revenue for the year ended December 31, 2016 increased approximately 51.7% to $90,002,736 compared to $59,345,717 in the prior year. The increase of $30,657,019 is due mostly to the X-spine acquisition and the impact of new products.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 36.8% or $7,447,286 to $27,710,014 for the year ended December 31, 2016 from $20,262,728 for the year ended 2015. Cost of sales as a percent of total sales was 30.8% of revenues for the year ended December 31, 2016 compared to 34.1% in the year ended 2015. The decrease is primarily the result of changes in product mix and increased economies of scale.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 36.5%, or $18,676,896 for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the reasons set forth below and the expenses due to X-spine acquisition which includes “Acquisition and integration related expenses”.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 21.3%, or $2,769,224, to $15,762,531 for the year ended December 31, 2016 compared to the same period of 2015. Almost all of the increase is due to the acquisition of X-spine and the absorption of the general and administrative infrastructure for the full year in 2016 as opposed to five months of activity in the 2015 fiscal year.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 53.3%, or $15,324,629, to $44,055,813, for the year ended December 31, 2016 compared to $28,731,184 for the same period of 2015. As a percentage of revenue, sales and marketing expenses increased slightly to 48.9% in the year ended 2016 from 48.4% in the prior year. The increase is substantially due to the absorption of the X-spine sales and marketing infrastructure for a full year as opposed to just five months activity in the 2015 fiscal year.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses increased $864,238 or 33.9% from $2,546,362 for the year ended December 31, 2015 to $3,410,600 for the same period of 2016. All of the increase is due to the acquisition of X-spine.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived property and equipment, patents and intangible assets that resulted from the acquisition of X-spine. Depreciation and amortization expense increased $1,121,367 to $4,940,955 for the year ended December 31, 2016 from $3,819,588 in the same period in 2015. Almost all of the increase is due to the amortization of the intangible assets that resulted from the acquisition of X-spine.

 Acquisition and Integration Related Expenses

Acquisition and Integration related expenses are $1,401,366 for the year ended December 31, 2016 as compared to $4,935,755 for the year ending December 31, 2015. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses consist of samples, travel and meeting, severance due to reduction in force, retention bonuses and software.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense increased $20,556 to $266,721 for the year ended December 31, 2016 from $246,165 in the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the year ended December 31, 2016 increased $4,529,002 to $12,262,750 as compared to $7,733,748 in the year ended 2015. The increase in interest expense is due to increased long-term and convertible debt issued in part to finance the acquisition of X-spine.

Change in Warrant Derivative Liability

For the year ended December 31, 2016, the Company recorded a gain in its non-cash warrant derivative liability of $716,738 which was primarily driven by a decrease in the closing price of the Company’s common stock from December 31, 2015 to December 31, 2016. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Non-Cash Consideration Associated with Stock Agreement

In the first quarter of 2015 we issued 154,189 shares of our common stock which were valued at $3.62 per share or $558,185 to Aspire Capital as a commitment fee.

Other Income (Expense)

Other expense for the year ended December 31, 2016 was $351,914 as compared to an income of $388,176 in the same period in 2015. Other income (expense) includes legal settlement expense, gain or loss on the sale of fixed assets along with other miscellaneous items.

Benefit (Provision) for Income Taxes

For the year ended December 31, 2016, the Company recorded approximately $50,400 in state and local income taxes. For the year ended December 31, 2015, the Company recorded roughly $17.45 million of a deferred tax benefit in conjunction with the acquisition of X-spine (See note 13, “Income taxes” below).

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility and other debt transactions.

For the year ended December 31, 2016, we received $300,000 and $2,675,126 in the same period last year from the sale of our common stock to Aspire Capital pursuant to a Purchase Agreement. See Note 3, “Equity” below, describing the Purchase Agreement with Aspire Capital. At December 31, 2016, we had $21,570,139 of cash and cash equivalents and accounts receivable.

On October 31, 2016, the Company distributed to holders of its Common Stock and to holders of its convertible notes, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of Common Stock and one tradeable warrant representing the right to purchase one share of Common Stock (“Tradeable Warrants”). The offering of units pursuant to the subscription rights is referred to as the “Rights Offering.” On October 31, 2016, the Company entered into a dealer-manager agreement (the “Dealer-Manager Agreement”) with Maxim Group LLC (“Maxim”), to engage Maxim as dealer-manager for the Rights Offering.

In the Rights Offering, holders received two subscription rights for each share of Common Stock, or each share of Common Stock underlying our convertible notes owned on the record date, October 21, 2016. Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s Common Stock could elect to receive, in lieu of shares of Common Stock in excess of that threshold, pre-funded warrants to purchase the same number of shares of Common Stock for $0.01 (“Pre-Funded Warrants”), and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of Common Stock was reduced by the $0.01 exercise price but no Pre-Funded Warrants were sold.

The Rights Offering closed on November 14, 2016. The units were priced at $0.75 per unit with gross proceeds from the Rights Offering of approximately $3.8 million and the net proceeds from the Rights Offering of approximately $2.5 million after deducting fees and expenses payable to Maxim, and after deducting other expenses payable by us and excluding any proceeds received upon exercise of any Tradeable Warrants issued in the offering. The Tradeable Warrants associated with the equity raised was subject to an analysis that resulted in the Tradeable Warrants being recorded as equity with the Common Stock in stockholder’s equity. The Tradeable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $0.90 per share. After the one-year anniversary of issuance, we may redeem the Tradeable Warrants for $0.01 per Tradeable Warrant if the volume weighted average price of our Common Stock is above $2.25 for each of 10 consecutive trading days (See Note 3, “Equity” below).

Net cash used in operating activities for the year ended December 31, 2016 was $14,407,296 from various operating activities. For the comparable period of 2015, net cash used in operating activities was $9,099,868.

Net cash used in investing activities for the year ended December 31, 2016 was $5,816,290 due mostly to the purchase of property and equipment which includes additional trays for future sales and additions to our clean room facilities in Montana. For the comparable period of 2015, net cash used in investing activities was $73,571,038 of which $72,975,200 was related to the acquisition of X-spine.

Net cash provided by financing activities was $16,433,837 for the December 31, 2016, primarily from issuance of senior and convertible debt, common stock rights offering and the revolving line of credit. For the comparable period of 2015, net cash provided by financing activities was $84,570,714.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our December 31, 2016 cash on hand and accounts receivable balance of $21,570,139 along with anticipated operating cash receipts from sales expected from operations and our line of credit may not be sufficient to meet our anticipated cash requirements through December 31, 2017. We do not anticipate that we will have sufficient cash funds to service current interest obligations under our senior credit facility and convertible debt.

The Company has incurred losses since its inception. The terms, conditions and amounts outstanding under the Company’s debt agreements as described in Footnotes 9 and 18 raises substantial doubt about the Company’s ability to continue as a going concern. The Company has established a special committee of its board of directors to evaluate restructuring alternatives, assist in related negotiations with the Company’s lenders and consider alternatives for raising new capital. The Company also is evaluating various cost-reduction and cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Xtant Medical Holdings, Inc.

Belgrade, Montana

We have audited the accompanying consolidated balance sheets of Xtant Medical Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xtant Medical Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and has operational and financial uncertainties that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ EKS&H LLLP

March 29, 2017

Denver, Colorado

XTANT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$2,578,267	$6,368,016
Trade accounts receivable, net of allowance for doubtful accounts of $1,653,385 and $2,579,634, respectively	18,991,872	15,385,218
Current Inventories, net	26,266,457	22,684,716
Prepaid and other current assets	1,149,615	601,697
Total current assets	48,986,211	45,039,647

Non-current inventories, net	971,854	1,607,915
Property and equipment, net	15,840,730	11,816,629
Goodwill	41,534,626	41,534,626
Intangible assets, net	35,940,810	40,237,289
Other assets	827,374	791,221

Total Assets	$144,101,605	$141,027,327

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$10,471,944	$9,386,531
Accounts payable - related party (note 16)	640,442	1,406,763
Revolving line of credit	10,448,283	-
Accrued liabilities	8,982,187	9,595,851
Warrant derivative liability	333,613	1,050,351
Current portion of capital lease obligations	244,847	35,139
Total current liabilities	31,121,316	21,474,635

Long-term Liabilities:
Capital lease obligation, less current portion	832,152	7,800
Long-term convertible debt, less issuance costs	68,937,247	66,436,647
Long-term debt, less issuance costs	50,284,187	44,231,718
Total Liabilities	151,174,902	132,150,800

Commitments and Contingencies (note 12)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and Outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 17,249,315 shares issued and outstanding as of December 31, 2016 and 11,897,601 shares issued and outstanding as of December 31, 2015	17	11
Additional paid-in capital	85,461,210	81,917,488
Accumulated deficit	(92,534,524)	(73,040,972)
Total Stockholders’ Equity (Deficit)	(7,073,297)	8,876,527

Total Liabilities & Stockholders’ Equity (Deficit)	$144,101,605	$141,027,327

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015
Revenue
Orthopedic product sales	$89,388,145	$58,194,249
Other revenue	614,591	1,151,468
Total Revenue	90,002,736	59,345,717

Cost of Sales	27,710,014	20,262,728

Gross Profit	62,292,722	39,082,989

Operating Expenses
General and administrative	15,762,531	12,993,307
Sales and marketing	44,055,813	28,731,184
Research and development	3,410,600	2,546,362
Depreciation and amortization	4,940,955	3,819,588
Acquisition and integration related expenses (Note 2)	1,401,366	4,935,755
Extinguishment of debt	-	(2,345,019)
Impairment of assets	-	233,748
Non-cash consulting expense	266,721	246,165
Total Operating Expenses	69,837,986	51,161,090

Loss from Operations	(7,545,264)	(12,078,101)

Other Income (Expense)
Interest expense	(12,262,750)	(7,733,748)
Change in warrant derivative liability	716,738	270,020
Non-cash consideration associated with stock purchase agreement	-	(558,185)
Other income (expense)	(351,914)	388,176

Total Other Income (Expense)	(11,897,926)	(7,633,737)

Net Loss from Operations Before Benefit (Provision) for Income Taxes	(19,443,190)	(19,711,838)

Benefit (Provision) for Income Taxes
Current	(50,362)	-
Deferred	-	17,537,408

Net Loss	$(19,493,552)	$(2,174,430)

Net loss per share:
Basic	$(1.54)	$(0.24)
Dilutive	$(1.54)	$(0.24)

Shares used in the computation:
Basic	12,671,685	9,055,483
Dilutive	12,671,685	9,055,483

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares	Amount	Paid-In-Capital	Deficit	Equity (deficit)

Balance at December 31, 2014	6,679,646	$7	$63,091,620	$(70,866,542)	$(7,774,915)

Stock-based compensation	-	-	569,705	-	569,705
Issuance of restricted stock	39,312	-	120,000	-	120,000
Issuance of common stock	17,564	-	11,500	-	11,500
Net proceed from the rights issuance	140,053	-	515,395	-	515,395
Issuance of stock related to acquisition	4,242,655	4	14,934,142	-	14,934,146
Issuance of stock to Aspire Capital	778,371	-	2,675,126	-	2,675,126
Net loss	-	-		(2,174,430)	(2,174,430)
Balance at December 31, 2015	11,897,601	$11	$81,917,488	$(73,040,972)	$8,876,527

Stock-based compensation	-	-	256,266	-	256,266
Issuance of restricted stock	58,820	-	200,000	-	200,000
Issuance of common stock	87,549	-	225,000	-	225,000
Net proceeds from the issuance of stock rights	5,055,345	6	2,562,456	-	2,562,462
Issuance of stock to Aspire Capital	150,000	-	300,000	-	300,000
Net loss	-	-		(19,493,552)	(19,493,552)
Balance at December 31, 2016	17,249,315	$17	$85,461,210	$(92,534,524)	$(7,073,297)

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Operating activities:
Net loss	$(19,493,552)	$(2,174,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,241,870	4,889,272
Purchase accounting valuation allowance	-	(17,537,408)
Non-cash consideration associated with stock purchase agreement	-	558,185
Impairment of Assets	-	956,395
Non-Cash interest	6,784,785	4,814,506
Loss (Gain) on sale of fixed assets	25,458	(596,883)
Non-cash consulting expense/stock option expense	522,987	836,741
Provision for losses on accounts receivable and inventory	223,538	700,234
Change in derivative warrant liability	(716,738)	(270,020)
Extinguishment of debt	-	(2,345,019)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,680,405)	(5,512,429)
Inventories	(4,074,086)	(545,713)
Prepaid and other assets	(484,061)	(1,044,962)
Accounts payable	319,091	644,149
Accrued liabilities	(2,076,183)	7,527,514
Net cash used in operating activities	(14,407,296)	(9,099,868)

Investing activities:
Acquisition of X-spine Systems, Inc.	-	(72,975,200)
Purchases of property and equipment and intangible assets	(5,832,690)	(2,263,033)
Proceeds from sale of fixed assets	16,400	1,667,195
Net cash used in investing activities	(5,816,290)	(73,571,038)

Financing activities:
Proceeds from long-term and convertible debt, net of deferred and financing costs	3,238,166	83,897,361
Payments on long-term debt	-	(1,325,814)
Net proceeds from equity private placement	-	515,395
Payment of royalty obligation	-	(542,905)
Payments on capital leases	(144,600)	(101,760)
Net proceeds from the revolving line of credit	10,252,809	-
Proceeds from exercise of options	-	11,500
Net proceeds from issuance of stock and warrants	3,087,462	2,116,937
Net cash provided by financing activities	16,433,837	84,570,714

Net change in cash and cash equivalents	(3,789,749)	1,899,808

Cash and cash equivalents at beginning of year	6,368,016	4,468,208
Cash and cash equivalents at end of year	$2,578,267	$6,368,016

See notes to audited consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), formerly known as Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, Xtant Medical, Inc., a Delaware corporation, Bacterin International, Inc., (“Bacterin”) a Nevada corporation and X-Spine Systems, Inc. (“X-spine”), an Ohio corporation, (Xtant, Bacterin and X-spine are jointly referred to herein as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Xtant develops, manufactures and markets regenerative orthopedic products for domestic and international markets and fixation devices. Xtant products serve the combined specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease, tissue grafts for the treatment of orthopedic disorders to promote healing following spine, cranial and foot surgeries and the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries. The Company also previously developed and licensed coatings for various medical device applications which the company discontinued in 2014.

On July 31, 2015, Xtant acquired all of the outstanding capital stock of X-spine Systems, Inc. for approximately $60 million in cash, repayment of approximately $13 million of X-spine debt, and 4,242,655 shares of Xtant common stock (See Note 2, “Business Combination” below). Following the closing of the acquisition, on July 31, 2015 Bacterin International Holdings, Inc. changed its name to Xtant Medical Holdings, Inc. On August 6, 2015 Xtant formed a new wholly owned subsidiary, Xtant Medical, Inc., a Delaware corporation to facilitate the integration of Bacterin and X-spine.

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

Going Concern

The Company has incurred losses since its inception. The terms, conditions and amounts outstanding under the Company’s debt agreements as described in Footnotes 9 and 18 raises substantial doubt about the Company’s ability to continue as a going concern. The Company has established a special committee of its board of directors to evaluate restructuring alternatives, assist in related negotiations with the Company’s lenders and consider alternatives for raising new capital. The Company also is evaluating various cost-reduction and cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. Approximately 95% of sales were in the United States, for the year ended 2016 and 2015.  No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at December 31, 2016.

Revenue by geographical region is as follows:

	Year Ended December 31,
	2016	2015
United States	$85,618,087	$56,750,372
Rest of World	4,384,649	2,595,345
	$90,002,736	$59,345,717

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

Trade Accounts Receivable

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the specific identification method and includes materials, labor and overhead. The Company calculates an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense, which is recorded to cost of sales. Inventories where the sales cycle is estimated to be beyond twelve months at the balance sheet date are classified as Non-current inventories.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years for computers and equipment. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the lease. Repairs and maintenance are expensed as incurred.

Intangible Assets

Intangible assets with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets include trademarks and patents and include costs to acquire and protect Company patents. Intangible assets are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives.

In 2015 with the acquisition of X-spine, the Company established a fair value for the technology, tradenames and intangible assets which was determined based upon a “relief from royalty” approach. The amortization of these assets is consistent with valuation method used to establish its fair value which in turn was based on the assets future cash flow.

Other Assets

Other Assets consist of the short-term and the long-term portion of prepaid expenses, security deposits and kits that are used in the implantation of certain biologic products. The items are stated at cost and in the case of kits are amortized on a straight line basis over their estimated useful lives.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets (See Note 5, “Impairment of Assets” below).

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, instead they are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired. The results from the assessment and a step 1 analysis allowed the Company to conclude that goodwill was not impaired as of the end of 2016. The Company conducts its impairment test on December 31 of each year and will review the analysis assumptions on a quarterly basis.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $179,126 and $224,297 for the years ended December 31, 2016 and 2015.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2016 and 2015, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 7,497,244 and 1,942,647 outstanding stock options and warrants for the year ended December 31, 2016 and 2015, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values based on terms and related interest rates.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2016 and 2015, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities as of December 31, 2016 and December 31, 2015 that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of December 31, 2016	As of December 31, 2015
Level 1	-	-
Level 2	-	-
Level 3	$333,613	$1,050,351

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us (See Note 11, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended December 31, 2016:

Warrant derivative liability

Balance at January 1, 2015	$1,320,371
Gain recognized in earnings	(270,020)
Balance at January 1, 2016	$1,050,351
Gain recognized in earnings	(716,738)
Balance at December 31 , 2016	$333,613

During the year ended December 31, 2016, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

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

On July 31, 2015 (the “Acquisition Date”), the Company completed its acquisition of 100% of the outstanding common stock of X-spine. During the year ended December 31, 2016, the Company recorded $1,401,366 of integration related expenses and $4,433,398 of amortization of the intangible assets associated with the acquisition in the consolidated statements of operations. During the year ended December 31, 2015, the Company recorded $4,935,755 of Acquisition and integration related expenses and $3,405,124 of amortization of the intangible assets associated with the acquisition in the consolidated statements of operations.

Unaudited Supplemental Pro Forma Financial Information

The unaudited pro forma results presented below include the combined results of both entities as if the acquisition had been consummated as of January 1, 2015. Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. In addition, certain historical expenses, such as warrant expense and interest expense associated with debt that was immediately repaid, were eliminated from these pro-forma results. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition. Shown below are the actual results for the year ending December 31, 2016 and the pro forma results for the year ended December 31, 2015.

	Year Ended December 31,
	2016	2015
Revenue	$90,002,736	$86,517,599
Net loss	$(19,493,552)	$(5,845,125)

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

We entered into the Purchase Agreement on March 16, 2015, as amended and restated on April 17, 2015, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 24-month term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, in the first quarter of 2015 we issued 207,182 shares of our common stock to Aspire Capital for $750,000 in aggregate proceeds, along with 154,189 shares of our common stock which were valued at $3.62 per share and included as $558,185 in the consolidated statements of operations as a commitment fee. In 2016, we issued 150,000 shares of our common stock to Aspire Capital for $300,000 in aggregate proceeds.  In 2015, we issued 417,000 shares of our common stock to Aspire Capital for $1,366,941 in aggregate proceeds, which were used for working capital and general corporate purposes.

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

Effective October 6, 2016, our board of directors appointed Carl O’Connell to serve as the President of the Company. In connection with the hiring of Mr. O’Connell, we issued him an option to purchase 300,000 shares of our common stock at $1.11 per share which start vesting 60,000 shares on October 6, 2017 and then vest 15,000 shares per quarter on January 6, 2018 until October 6, 2021 (See Note 18, “Subsequent Events” below).

On October 31, 2016, the Company distributed to holders of its Common Stock and to holders of its convertible notes, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of Common Stock and one tradeable warrant representing the right to purchase one share of Common Stock (“Tradeable Warrants”). The offering of units pursuant to the subscription rights is referred to as the “Rights Offering.” On October 31, 2016, the Company entered into a dealer-manager agreement (the “Dealer-Manager Agreement”) with Maxim Group LLC (“Maxim”), to engage Maxim as dealer-manager for the Rights Offering.

In the Rights Offering, holders received two subscription rights for each share of Common Stock, or each share of Common Stock underlying our convertible notes owned on the record date, October 21, 2016. Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s Common Stock could elect to receive, in lieu of shares of Common Stock in excess of that threshold, pre-funded warrants to purchase the same number of shares of Common Stock for $0.01 (“Pre-Funded Warrants”), and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of Common Stock was reduced by the $0.01 exercise price but no Pre-Funded Warrants were sold.

The Rights Offering closed on November 14, 2016. The units were priced at $0.75 per unit with gross proceeds from the Rights Offering of approximately $3.8 million and the net proceeds from the Rights Offering of approximately $2.5 million after deducting fees and expenses payable, and after deducting other expenses payable by us and excluding any proceeds received upon exercise of any Tradeable Warrants issued in the offering. The Tradeable Warrants are exercisable for a period of five years for one share of Common Stock at an exercise price of $0.90 per share. The Tradeable Warrants associated with the equity raised was subject to an analysis that resulted in the Tradeable Warrants being recorded as equity with the Common Stock in stockholder’s equity. After the one-year anniversary of issuance, we may redeem the Tradeable Warrants for $0.01 per Tradeable Warrant if the volume weighted average price of our Common Stock is above $2.25 for each of 10 consecutive trading days.

In connection with the Rights Offering, the Company paid to Maxim a cash fee equal to 7% of the gross proceeds received by us directly from exercises of Subscription Rights. We also reimbursed Maxim $75,000 for expenses incurred in connection with the Rights Offering.

Under the terms and subject to the conditions contained in the Dealer-Manager Agreement, the Company agreed not to issue or announce the issuance of any shares of Common Stock or Common Stock equivalents until 90 days after the closing date of the Rights Offering, without the consent of Maxim, subject to certain exceptions including a pre-existing agreement, equity awards, conversion of derivative securities and in connection with any acquisitions, partnerships or strategic transactions.

(4)	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2016	2015
Current inventories
Raw materials	$4,833,403	$4,860,914
Work in process	1,891,380	2,720,707
Finished goods	23,878,040	18,289,674
Gross current inventories	30,602,823	25,871,295
Reserve for obsolescence	(4,336,366)	(3,186,579)
Current inventories, total	26,266,457	22,684,716
Non-current inventories
Finished goods	1,385,017	2,021,077
Reserve for obsolescence	(413,163)	(413,162)
Non-current inventories, total	971,854	1,607,915
Total inventories	$27,238,311	$24,292,631

(5)	Impairment of Assets

For the year ended December 31, 2016, there were no indications of impairment of assets. During the third quarter of 2015, Intangible Assets were reviewed and found to be impaired. The impact, net of amortization, was $233,748.

(6)	Property and Equipment, Net

Property and equipment, net are as follows:

	December 31,	December 31,
	2016	2015
Equipment	$4,629,754	$5,368,567
Computer equipment	416,233	348,404
Computer software	529,726	503,587
Furniture and fixtures	181,566	174,215
Leasehold improvements	4,053,837	2,661,802
Vehicles	10,000	10,000
Surgical instruments	13,876,757	8,175,578
Total cost	23,697,873	17,242,153
Less: accumulated depreciation	(7,857,143)	(5,425,524)
	$15,840,730	$11,816,629

The Company provides surgical instruments to surgeons to use during surgical procedures. Instruments are classified as non-current assets and are recorded as property and equipment. Instruments are carried at cost and are held at book value (cost less accumulated depreciation). Depreciation is calculated using the straight-line method using a five year useful life.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of December 31, 2016, the Company has recorded $1,460,625 gross capital lease assets within Equipment, and $326,020 of accumulated depreciation.

Maintenance and repairs expense for the year ended 2016 and 2015 was $588,115 and $366,323, respectively.  Depreciation expense related to property and equipment, including property under capital lease for the year ended 2016 and 2015 was $2,762,860 and $676,540, respectively.

(7)	Intangible Assets

Intangible assets consist of various patents with regards to processes for our products and intangible assets associated with the acquisition of X-spine.

The following table sets forth information regarding intangible assets:

	December 31, 2016	December 31, 2015
Patents	$747,249	$564,717
Acquisition related intangibles:
Technology	28,698,700	28,698,700
Customer relationships	9,911,000	9,911,000
Tradename	4,543,300	4,543,300
Non-compete	40,500	40,500
Accumulated amortization	(7,999,939)	(3,520,928)
Net carrying value	$35,940,810	$40,237,289

Aggregate amortization expense:	$4,479,010	$3,438,596

The following is a summary of estimated future amortization expense for intangible assets as of December 31, 2016:

2017	$4,644,080
2018	4,659,193
2019	4,549,748
2020	4,467,093
2021	4,208,697
Thereafter	13,411,999
Total	$35,940,810

(8)	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2016	2015
Accrued stock compensation	$213,758	$147,037
Wages/commissions payable	3,330,578	5,272,241
Accrued integration expense	73,510	731,645
Accrued interest payable	3,090,585	1,716,167
Other accrued liabilities	2,273,756	1,728,761
Accrued Liabilities	$8,982,187	$9,595,851

(9)	Debt

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

The Notes bear interest at a rate equal to 6.00% per year. Following the first interest payment date, which was on April 15, 2016, interest on the Notes will be payable semiannually in arrears on January 15 and July 15 of each year. Interest will accrue on the Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from July 31, 2015. Unless earlier converted or repurchased, the Notes will mature on July 15, 2021.

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

We accounted for the Notes and for the New Facility with ROS in accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments, and ASC Subtopic 470-60, Troubled Debt Restructurings by Debtors. Based on the facts and circumstances surrounding the changes to the loan and applying the calculation methodology per the above mentioned ASC Subtopics, the Company recognized a gain from the extinguishment of debt of $2,345,019 in 2015. The expense consists of the write-off of the royalty liability offset by the debt discount and capitalized expenses associated with the original debt agreement, including amendments, with ROS.

In addition, the Company calculated a fair value of the New Facility on a non-recurring basis by taking the five year cash flow and discounting it at a market interest rate. There was no significant difference between the calculated value and the stated value of the New Facility.

Approximately $4.9 million of expenses were incurred in conjunction with the acquisition, the issuance of convertible debt and the amendment and restatement of our credit facility with ROS. Of that amount, approximately $4.7 million of debt issuance costs will be capitalized and amortized over the life of the debt and we expensed approximately $3.4 million in 2015 related to the acquisition itself.

Prior to the issuance of the New Facility, the Company was required to pay a royalty of 1.75% on the first $45,000,000 of net sales, plus 1.0% of net sales in excess of $45,000,000. The estimate of the royalty component of the facility over the life of the agreement resulted in a debt discount and a royalty liability of approximately $7.4 million at the time of the issuance of the New Facility. The debt discount was amortized to interest expense over the seven year term of the loan using the effective interest method. The royalty liability was to be accreted to $12.3 million through interest expense over the ten year term of the royalty agreement using the effective interest method. With the issuance of the New Facility, both the Debt Discount and Royalty Liability were written off as part of the $2.3 million gain related to the Extinguishment of Debt.

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

On April 14, 2016, we issued $2,238,166 aggregate principal amount of convertible senior unsecured notes “Additional Notes” in a private placement to the OrbiMed purchasers. The proceeds were utilized to pay interest due for both the Notes and New Facility on April 15, 2016.

Both the Additional Notes and the Notes bear interest at a rate equal to 6.00% per year. Following the first interest payment date for the Notes, which was April 15, 2016 for the Notes, and July 15, 2016 for the Additional Notes, interest on the Notes will be payable semiannually in arrears on January 15 and July 15 of each year. Interest accrues on the Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from July 31, 2015 for the Notes, and April 14, 2016 for the Promissory Notes. Unless earlier converted or repurchased, the Notes will mature on July 15, 2021.

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

Effective December 31, 2016, we entered into the seventh amendment to the New Facility. The seventh amendment deferred our accrued interest payment date for the fiscal quarter ended on December 31, 2016 until January 14, 2017. The interest due on January 14, 2017 will be $1,107,244.19 plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate (as defined in the New Facility) for the fiscal quarter ended on December 31, 2016, or 1%. The seventh amendment also modified the minimum liquidity financial covenant of the New Facility by allowing us to maintain a liquidity amount of not less than $500,000 until March 31, 2017. At all times after March 31, 2017, the liquidity of the Company and its subsidiaries must not be less than $5,000,000. Finally, the seventh amendment modified the consolidated senior leverage ratio financial covenant of the New Facility by moving the commencement date of the covenant from the most recent four fiscal quarters ended September 30, 2016, to the most recent four fiscal quarters ended March 31, 2017.

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

On August 12, 2016, we entered into a First Loan Modification Agreement (the “Modification Agreement”) with the Bank, which amended certain provisions of the LSA. Pursuant to the terms of the Modification Agreement, the Bank increased the aggregate principal amount of the revolving line of credit to $11,000,000. Any principal amounts outstanding now bears interest at a floating per annum rate equal to four percentage points (4.00%) above the Prime Rate (as that term is defined in the Modification Agreement). The terms of the agreement included standard reporting covenants and a minimum, quarterly revenue covenant of $20 million through June 30, 2017 and then it increases to $22 million per quarter.

Long-term debt consists of the following:

	December 31, 2016	December 31, 2015
Loan payable to ROS Acquisition Offshore (See details above)	$43,000,000	$42,000,000
PIK Interest payable to ROS	7,648,776	2,700,476
6% convertible senior unsecured notes due 2021 (See details above)	70,238,166	68,000,000
Gross long-term debt	120,886,942	112,700,476
Less: capitalized debt issuance costs	(1,665,508)	(2,032,111)
Long-term debt, less issuance costs	$119,221,434	$110,668,365

The following is a summary of maturities due on the debt as of December 31, 2016:

2017	$-
2018	-
2019	-
2020	50,648,776
2021	-
Thereafter	70,238,166
Total	$120,886,942

(10)	Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (“the Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 1,900,000 shares are authorized under the Plan and at December 31, 2016, we had approximately 650,000 shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the statement of operations for the year ended December 31, 2016 and 2015 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of stock options granted is done using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Risk-free interest rate	1.49%	1.75%
Expected volatility	81%	80%
Expected term	7.9 Years	6.3 Years
Expected forfeiture rate	29%	20%
Dividend yield	0%	0%

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows:

	2016			2015
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	664,081	$10.64	$5.32	695,336	$11.09	$5.35
Granted	708,499	1.62	1.17	45,000	4.00	2.81
Exercised	-	-	-	(11,500)	1.00	2.96
Cancelled or expired	(166,667)	11.54	5.72	(64,755)	12.58	6.31
Outstanding at December 31	1,205,913	$5.21	$2.82	664,081	$10.64	$5.32
Exercisable at December 31	375,105	$11.83	$5.73	381,988	$13.65	$6.50

The aggregate intrinsic value of options outstanding as of December 31, 2016 was zero because the closing price of the stock at year end was less than the strike price of all options outstanding. As of December 31, 2016, there were 830,808 unvested options with a weighted average fair value at the grant date of $1.59 per option. As of December 31, 2016, we had approximately $610,916 in compensation expense related to unvested awards not yet recognized.

From time to time we may grant stock options and stock grants to consultants. We account for consultant stock options in accordance with ASC 505-50. Consulting expense for the grant of stock options to consultants is determined based on the estimated fair value of the stock options at the measurement date as defined in ASC 505-50 and is recognized over the vesting period. The Company recognized expenses for the year ended December 31, 2016 and 2015 of $266,721 and $246,165, respectively, as Non-cash consulting expense.

Total share based compensation recognized for employees, directors and consultants was $487,982 and $569,705 for the year ended December 31, 2016 and 2015, respectively.

On November 10, 2014, the Company granted 39,312 shares of restricted stock units to the independent Directors of the Company. These restricted shares vested on July 1, 2015 and were issued when the stock price was $4.07 per share. The total expense of $160,000 was recognized ratably over the period as Non-cash consulting expense.

On July 1, 2015, the Company granted 58,820 restricted stock units to the independent Directors of the Company. These restricted shares vest on July 1, 2016 and were granted when the stock price was $3.40 per share. The total expense of $200,000 was recognized ratably over the period as Non-cash consulting expense. In the year ended December 31 2016 and December 31, 2015, $100,000 was expensed in each year.

On October 8, 2015 the Company granted 78,510 restricted stock units to five X-spine employees at $3.19 a share, with a valuation of $150,870 to be expensed ratably from the Acquisition Date over the vesting period as Acquisition and integration related expense. In the years ended December 31, 2016 and December 31, 2015, $55,995 and $25,045 was expensed respectively.

Also, On October 8, 2015, the Company granted 20,000 restricted stock units to four Xtant area sales vice presidents at $3.19 a share for a total valuation of $65,550 to be expensed ratably over the vesting period as General and administrative expense. In the years ended December 31, 2016 and December 31, 2015, $15,888 and $5,296 was expensed respectively.

In July 2016, the Company granted 300,000 options to three Xtant area sales vice presidents at $1.77 a share for a total valuation of $385,094 to be expensed over the vesting period as General and administrative expense. In the year ended December 31, 2016, $88,833 was expensed.

On July 5, 2016, the Company granted 80,404 restricted stock units to four of the independent Directors of the Company (Messrs. Lopach, Swanson, Deedrick and Buckman). These restricted shares vest on July 5, 2017 and were granted when the stock price was $1.99 per share. The total expense of $160,000 is being recognized ratably over the period as Non-cash consulting expense. In the year ended December 31, 2016, $52,000 was expensed.

On July 5, 2016, the Company granted 59,400 stock options to two of the independent Directors of the Company (Messrs. Mazzocchi and Timko). These stock options vest on July 5, 2017 and were granted when the stock price was $1.99 per share. The total expense of $32,444 is being recognized ratably over the period as Non-cash consulting expense. In the year ended December 31, 2016, $10,000 was expensed.

On October 6, 2016, we issued an option to purchase 300,000 shares of our common stock at $1.11 per share to our President, Carl O’Connell (See Note 18, “Subsequent Events” below).

(11)	Warrants

The following table summarizes our warrant activities for the period ended December 31, 2016:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2015	1,655,320	$13.06
Issued	-	-
Expired	(376,754)	22.87
Outstanding at January 1, 2016	1,278,566	$8.45
Issued	5,055,345	.90
Expired	(42,580)	31.73
Outstanding at December 31, 2016	6,291,331	$8.45

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $716,738 resulting from the change in the fair value of the warrant derivative liability for the year ended 2016. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2016	2015
Value of underlying common stock (per share)	$.55	$2.80
Risk free interest rate	1.93%	1.02%
Expected term	3.25 years	4.08 years
Volatility	84%	79%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the year ended December 31, 2016 and 2015:

	2016	2015
Balance at January 1	1,125,119	1,171,692
Derivative warrants issued	-	-
Derivative warrants exercised	-	-
Expired	-	(46,573)
Balance at December 31	1,125,119	1,125,119

(12)	Commitments and Contingencies

Operating Leases

We lease five office facilities under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend the five leases for up to another ten year term and we have the right of first refusal on any sale.

On October 23, 2015, the Company entered into a sale-leaseback transaction for the property located at 664 Cruiser Lane, Belgrade, Montana, 59714 which formerly secured the 6% loan payable to Valley Bank of Belgrade (See Note 9, “Debt” above). Our new lease agreement has a ten year term with an option to extend for two additional five year terms for a total of ten years.

 Future minimum payments for the next five years and thereafter as of December 31, 2016, under these operating leases, are as follows:

2017	$794,437
2018	806,747
2019	668,807
2020	396,263
2021	375,289
Thereafter	1,038,416
Total	$4,079,959

Rent expense was $845,845 and $544,000 for the years ended December 31, 2016 and 2015, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Capital Leases

Future minimum payments for the next five years and thereafter as of December 31, 2016, under these capital leases, are as follows:

2017	$465,321
2018	452,756
2019	420,765
2020	162,745
2021	-
Thereafter	-
Total minimum lease payments	1,501,587
Less amount representing interest	(424,588)
Present value of obligations under capital leases	1,076,999
Less current portion	(244,847)
Long-term capital lease obligations	$832,152

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

Litigation

We are engaged in ordinary routine litigation incidental to our business, including product liability disputes.

(13)	Income Taxes

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of income (loss) before provision for income taxes consist of the following:

	Year Ended December 31,
	2016	2015
United States	$(19,443,190)	$(19,711,838)

	$(19,443,190)	$(19,711,838)

The components of the income tax provision are as follows:

	Year Ended December 31,
	2016	2015
Current:
Federal	$-	$-
State	50,362	-
Total current	50,362	-

Deferred:
Federal	-	(15,117,246)
State	-	(2,420,162)
Total deferred	-	(17,537,408)

	$50,362	$(17,537,408)

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 35% to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2016	2015
Statutory Federal tax rate	$(6,822,743)	$(6,898,830)
Valuation allowance	3,133,196	7,089,311
State income taxes, net of Federal benefit	(721,362)	(1,104,199)
Purchase accounting valuation reversal	-	(17,537,408)
Change in state income tax rate	267,836	(1,277,303)
Change in Warrant Derivative Liability	(277,381)	(109,633)
Other deferred tax adjustment	-	581,444
Stock compensation adjustment and other reconciling items	2,470,052	-
Acquisition expenses	-	527,646
Non-cash interest	1,915,018	1,096,446
Other	(1,038)	1,762
Nondeductible meals, entertainment and other expense	86,784	93,356

	$50,362	$(17,537,408)

Deferred tax assets and liabilities are as follows:

	At December 31,
	2016	2015
Deferred tax assets:
Accrued liability for vacation	$132,646	$139,162
Accrued commissions and bonus / compensation	43,538	1,369,265
Accrued contingencies	135,452	142,107
Bad debt reserve	639,868	1,047,382
Charitable contributions carryforward	10,673	38,283
Inventory reserve	1,760,691	1,461,566
Net operating loss carryovers	27,863,368	22,698,555
Stock warrants	132,543	139,056
Stock option compensation	899,990	2,058,631
Debt discount and waiver amortization	-	1,577,347
Other	57,435	47,593
Total deferred tax assets	31,676,204	30,718,947
Valuation allowance	(16,198,372)	(13,065,176)

Total net deferred tax assets	15,477,832	17,653,771

Deferred tax liabilities:
Depreciation	(2,046,350)	(1,566,381)
Amortization	(13,431,482)	(16,087,390)
Total deferred tax liabilities	(15,477,832)	(17,653,771)

Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $3,113,196 in 2016 and decreased by $10,969,836 in 2015.

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

At December 31, 2016 and 2015, the Company had total domestic Federal and state net operating loss carryovers of approximately $71,997,000 and $55,905,000, respectively. Federal and State net operating loss carryovers both expire at various dates between 2025 and 2036.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company does not believe that such an ownership change has occurred in 2016 or 2015.

The 2013 through 2015 tax years remain open to examination by the Internal Revenue Service and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any interest or penalties related to income taxes for the years ended December 31, 2016 and 2015.

At December 31, 2015 the Company early adopted Accounting Standards Update (ASU) No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (Topic 740), which provides for a simplified reporting and balance sheet classification of current and non-current deferred tax assets and liabilities. The adopted ASU requires all deferred tax assets and liabilities, and the related valuation allowance, be presented as non-current on the balance sheet. Accordingly, the 2016 and 2015 deferred tax assets and liabilities have been reclassified to conform to the ASU’s required presentation.

(14)	Employee Benefit Plans

Xtant currently has two 401(k) retirement plans for its employees. Under both plans, the employee becomes qualified after three months of employment. The Company is in the process of integrating the two plans. Terms for the two plans are as follows:

	Bacterin	X-Spine
Matching	2%	None

Contribution Limit	$18,000 or the statutorily prescribed limit	$18,000 or the statutorily prescribed limit

Enrollment Period	Four times a year	Four times a year

(15)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended
	December 31,
	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,477,965	$2,279,919
Non-cash activities:
Issuance of capital leases	$1,178,660	$70,921
Issuance of shares associated with legal settlement	$225,000	$-
Issuance of shares in conjunction with the acquisition of X-spine	$-	$14,934,146

(16)	Related Party Transactions

Darrel Holmes, our former Chief Operating Officer of our Bacterin subsidiary, serves on the board of American Donor Services Inc. (“ADS”). Mr. Holmes receives $5,000 per year for his service to ADS. ADS recovers tissue from donors and we reimburse ADS for its recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the year ended December 31, 2016 and 2015 was $1,104,715 and $1,853,457, respectively. Our relationship with ADS has benefited us, as ADS provides us with current donors and a pipeline for future donors, which is necessary to our success.

Certain of X-spine’s former shareholders, now own over 10% of our common stock as of the Acquisition Date, and have owned a controlling interest of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical.  In 2016, Xtant purchased less that 10% of operating supplies from Norwood Medical.

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

Effective January 13, 2017, Bacterin, as borrower, the Company, X-Spine, and Xtant Medical, collectively as the “guarantors”, and ROS and OrbiMed, entered into the Eighth Amendment to Amended and Restated Credit Agreement (the “Eighth Amendment”), which amended the New Facility. Effective January 31, 2017, the parties entered into the Ninth Amendment to Amended and Restated Credit Agreement (the “Ninth Amendment”), which also amended the New Facility. Effective February 14, 2017, the parties entered into the Tenth Amendment to Amended and Restated Credit Agreement (the “Tenth Amendment”), which also amended the New Facility. Effective February 28, 2017, the parties entered into the Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”), which also amended the New Facility.

The Eight Amendment, Ninth Amendment, Tenth Amendment and Eleventh Amendment further deferred Bacterin’s accrued interest payment date for the fiscal quarter ended until March 31, 2017. The interest due on March 31, 2017 will be $1,107,244, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate (as defined in the Facility) for the fiscal quarter ended on December 31, 2016, or 1%.

On January 17, 2017, the Company entered into Securities Purchase Agreements (the “Indenture Common Stock SPAs”) with Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C., to satisfy interest obligations that the Company owed to such parties under $16,000,000 of convertible promissory notes issued to them under the Indenture. Pursuant to the Indenture Common Stock SPAs, the parties agreed to purchase from the Company a total of 843,289 shares of the Company’s common stock at a price of $0.5692 per share.

On January 17, 2017, the Company entered into a Securities Purchase Agreement (the “Indenture Notes SPA”) and certain related documents with ROS and OrbiMed, to satisfy interest obligations that the Company owed to ROS and OrbiMed pursuant to $52,000,000 of convertible promissory notes issued to them under the Indenture. Pursuant to the Indenture Notes SPA, ROS and OrbiMed agreed to purchase from the Company a new series of 6% Convertible Senior Notes Due 2021 in the aggregate original principal amount of up to $1,560,000 (the “Indenture Notes”). The Indenture Notes are convertible into our common stock at a conversion price of $0.7589 per share, and mature on July 15, 2021.

On January 17, 2017, the Company also entered into a Securities Purchase Agreement (the “PIK Notes SPA”) and certain related documents with ROS and OrbiMed, to satisfy interest obligations that the Company owed to ROS and OrbiMed pursuant to $2,238,166 of convertible promissory notes issued under the Securities Purchase Agreement, dated as of April 14, 2016, by and among the Company, ROS and OrbiMed. Pursuant to the PIK Notes SPA, ROS and OrbiMed agreed to purchase from the Company a new series of 6% Convertible Senior Notes Due 2021 in the aggregate original principal amount of up to $1,560,000 (collectively, the “PIK Notes”). The PIK Notes are convertible into our common stock at a conversion price of $0.7589 per share, and mature on July 15, 2021.

Effective January 21, 2017, Daniel Goldberger resigned as Chief Executive Officer and a director of the Company and Carl O’Connell was appointed as Interim Chief Executive Officer of the Company. In connection with his departure, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) on January 21, 2017, with Mr. Goldberger. The Separation Agreement provides that, among other things, Mr. Goldberger will provide transitional consulting services to the Company for a period of up to three (3) months from the date of the Separation Agreement at the request of the Company’s board. If the Separation Agreement is not revoked by Mr. Goldberger, he will receive an additional $130,000 in compensation payable in equal monthly installments of $43,333.33 each beginning April 21, 2017 and ending June 21, 2017. Such payments shall be reduced by any required withholdings. Further, if the Company determines that Mr. Goldberger earned a bonus for 2016, such bonus will be paid in accordance with the applicable Company policies.

Effective February 17, 2017, our board of directors appointed Carl O’Connell to serve as the Chief Executive Officer and a director of the Company after serving as Interim Chief Executive Officer of the Company since January 21, 2017. Mr. O’Connell will serve as a Class I Director until the 2018 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. As Mr. O’Connell is an officer of the Company, he will not qualify as an independent director and will not serve on any committees of the Board.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

The names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position

Daniel Goldberger	58	Director, Chief Executive Officer*

Carl O’Connell	53	Director, Chief Executive Officer, President**

Kent Swanson	72	Chairman of the Board

Michael Lopach	68	Director

Eric Timko	50	Director

John Deedrick	54	Director

Paul Buckman	61	Director

Rudy Mazzocchi	58	Director

David L. Kirschman, M.D.	46	Director

John Gandolfo	56	Chief Financial Officer

*Effective January 21, 2017, Daniel Goldberger resigned as Chief Executive Officer and a director of the Company.

** Effective January 21, 2017 Carl O’Connell was appointed as Interim Chief Executive Officer of the Company.

Effective February 17, 2017, Mr. O’Connell was appointed Chief Executive Officer and a director of the Company after serving as Interim Chief Executive Officer since January 21, 2017, and the President of the Company since October 6, 2016.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows.

Daniel Goldberger, Director, Chief Executive Officer, (Effective January 21, 2017, Daniel Goldberger resigned as Chief Executive Officer and director of the Company), has more than 26 years of experience as a leader of both publicly traded and privately held medical technology companies, with a proven track record of building revenue and profits through the introduction of market changing product innovations. He was most recently Chief Executive Officer and a director of Sound Surgical Technologies from April 2007 through its merger with Solta Medical (Nasdaq: SLTM) in February 2013. Previously, he was President/Chief Executive Officer and a director of Xcorporeal (Amex XCR) an innovator in portable dialysis and Glucon (private) a developer of glucose measurement technology and several other successful enterprises. Mr. Goldberger is a named inventor on more than 60 US patents. He holds a B.S. in Mechanical Engineering from the Massachusetts Institute of Technology and an MS in Mechanical Engineering from Stanford University. Mr. Goldberger contributes medical industry and management experience to the board of directors.

Carl O’Connell, President (Director, Chief Executive Officer, effective as of February 17, 2017) was most recently the Vice President Global Marketing - Extremities for Wright Medical, a recognized leader in the global foot and ankle market. Mr. O'Connell lead marketing teams and initiatives that were instrumental in achieving U.S. growth initiatives that exceeded 28% and 23% globally. He also lead the completion of marketing integration of three acquired businesses within a year, recruited top talent to his team, and supported the launch of multiple product line extensions and new products, including the successful launch of the market leading Infinity Total Ankle. During his tenure as Global Vice President Marketing for Stryker Spine, Mr. O'Connell drove marketing leadership and brand differentiation programs to support a 20% growth imperative, which was achieved through strategic cross divisional collaboration and the successful launches of line extensions and product upgrades. Mr. O'Connell served as the President and CEO of MedSurg - ITOCHU International, a division of ITOCHU Corporation, the 3rd largest Japanese trading corporation with over $70B in sales transactions, where he was responsible for the reorganization of three recently impaired acquisitions by supporting success attributes, acquiring new vendor contracts, stabilizing and growing top line sales at double digit growth rates, and driving the division to profitability.

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

Paul Buckman, Director, has served as chief executive officer of Conventus Orthopaedics, a Minnesota-based company specializing in peri-articular bone fracture fixation, since September 2013. Mr. Buckman was chief executive officer of Sentreheart, Inc., a medical technology company focused on closure of various anatomic structures, from February 2012 to September 2013. Previously, Mr. Buckman served as chief executive officer of Pathway Medical Technologies, Inc., a medical device company focused on treatment of peripheral arterial disease, from September 2008 to February 2012; as chief executive officer of Devax, Inc., a developer and manufacturer of drug eluting stents, from December 2006 to September 2008; as president of the cardiology division of St. Jude Medical, Inc., a diversified medical products company, from August 2004 to December 2006; and as chairman of the board of directors and chief executive officer of ev3, LLC, a Minnesota-based medical device company focused on endovascular therapies that Mr. Buckman founded and developed into an $80 million business, from January 2001 to January 2004. Mr. Buckman has worked in the medical device industry for over 30 years, including 10 years at Scimed Life Systems, Inc. and Boston Scientific Corporation, where he held several executive positions before becoming president of the cardiology division of Boston Scientific in January 2000. Mr. Buckman also currently serves as a business advisory board member for Bio Star Ventures, and as a director for Conventus Orthopaedics, Ablative Solutions, Inc., Pathway Medical Technologies (where he also served as chairman of the board of directors from December 2006 to September 2008) and Caisson Interventional, LLC. Since February 2011, Mr. Buckman has served as a director of Sunshine Heart, Inc. He previously served as a director of Velocimed, Inc., where he was a co-founder, EndiCor, Inc., Microvena, Inc., and Micro Therapeutics, Inc. Mr. Buckman received his B.A. and M.B.A from Western Michigan University. Mr. Buckman’s qualifications to serve on the Board include his extensive experience in the management of medical device companies, including his collective 13 years of experience in chief executive officer roles and four years of experience in divisional president roles.

Rudy Mazzocchi, Director, is Chief Executive Officer of ELENZA, Inc., a company developing the world’s first electronic “AutoFocal” Intraocular Lens, a position he has held since 2010, and currently serves as Executive Chairman of Establishment Labs, a leading manufacturer of implantable medical devices in San Jose, Costa Rica. From 2008 to 2010, he was President and Chief Executive Officer of NovaVision, Inc., a neuro-ophthalmology device company specializing in non-invasive photic neurostimulation to restore vision. From 2005 to 2008, Mr. Mazzocchi served as Managing Director of Accuitive Medical Ventures, a venture capital fund established to finance and develop early and expansion stage medical device and technology companies. He also served as President and Chief Executive Officer of Image-Guided NEUROLOGICS from 1998 to 2005. Prior to that, Mr. Mazzocchi was the co-founder and Director of Vascular Science and founding-Chief Executive Officer of MICROVENA Corporation, eventually known as eV3, and served in numerous management and operations roles at Cook Critical Care, an operating division of COOK, Inc. He also previously served as Chairman of Cytogenesis in 2000 to 2003, as well as director of Greatbatch, Inc. from 2012 to 2014. Mr. Mazzocchi received his B.S. in Life Sciences/Biochemistry from the University of Pittsburgh, and completed graduate studies in biophysics at the University of California, Los Angeles. Mazzocchi brings 27 years of experience in the medical device industry in operations and general management roles and has extensive background and experience in the medical device industry.

Eric Timko, Director, has over 25 years in the medical industry, most recently serving as Chief Executive Officer of Blue Belt Technologies, a company that was acquired by Smith & Nephew earlier this year. Prior to joining Blue Belt, Mr. Timko was the President and Chief Executive Officer of NeuroVasx, Inc., a Minneapolis-based company developing a unique therapeutic device to treat hemorrhagic stroke. Previously, he served as President of Carl Zeiss Surgical, Inc., and as Vice President of Siemens Medical Systems, Inc. Mr. Timko possesses a proven track record in building an effective and profitable sales and distribution organization and he brings vast experience in medical technologies at both the start-up and commercial stages.

John Deedrick, Director, is an experienced senior executive with over 30 years of experience in healthcare, defense, and business consulting. He was a co-founder and managing director for Accuitive Medical Ventures (2003-2012) and a corporate venture capitalist for Mayo Clinic (1997-2003). Mr. Deedrick currently serves as President and Chief Executive Officer of CHIP Solutions (2012-present) and is founder and chairman of GreatDeeds (2001-present), a Minnesota non-profit organization. Mr. Deedrick has served on the board of numerous early, mid and growth stage healthcare companies over the last 17 years, including LAFORGE Optical (2016-present) GreatDeeds (2001-present) and Ironwood Springs Ranch (2014-present). Mr. Deedrick received his undergraduate degree from the University of Northwestern St. Paul (Roseville, MN) and his MBA from St. Thomas University (St. Paul, MN). Mr. Deedrick contributes significant financial, management and industry experience to the board of directors.

David L. Kirschman, M.D., Director, is an inventor and entrepreneur with a background in the medical device industry. He completed training in neurosurgery with a specialization in instrumented spinal surgery. Dr. Kirschman retired from the practice of medicine in 2006. Dr. Kirschman has issued and pending patents for a wide range of spinal devices and has been the President of X-spine since 2004. In connection with the acquisition of X-spine by the Company on July 31, 2015, Dr. Kirschman became a member of our board of directors and our Executive Vice President and Chief Scientific Officer. Dr. Kirschman also serves on the board of directors of Aerobiotix, Inc. He received his B.S. in Biological Science cum laude from Colorado State University and M.D. from the University of Colorado School of Medicine. Dr. Kirschman contributes medical, management and industry experience to the board of directors, as well as an in-depth understanding of the X-spine business.

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

The Audit Committee currently consists of Messrs. Lopach, Mazzocchi and Buckman, each an independent director under NYSE MKT listing standards as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. Mr. Lopach serves as the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Lopach and Swanson (whose backgrounds are detailed above) each qualify as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

Compensation Committee

The primary purposes of the Compensation Committee are to determine or recommend the compensation of our CEO and other executive officers, and to oversee our Equity Incentive Plan. Our Compensation Committee currently consists of Paul Buckman, Michael Lopach and Eric Timko, each of whom is an independent director. Mr. Buckman serves as the Chairman of the Compensation Committee.

Nominations and Corporate Governance Committee

The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to our Board of Directors of nominees to stand for election as directors, the oversight of the selection and composition of the committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Deedrick, Mazzocchi and Timko, each of whom is an independent director of our company under NYSE MKT listing standards as well as under rules adopted by the SEC pursuant to Sarbanes-Oxley. Mr. Deedrick serves as the Chairman of the Nominations and Corporate Governance Committee.

Business Development Committee

In September 2014, the Board formed a Business Development Committee to advise the Board on strategic direction and growth strategies. The Business Development Committee currently consists of Messrs. Deedrick (Chair), Buckman, Timko and Mazzocchi.

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

To the Company’s knowledge, based solely on our review of the Section 16 reports furnished to us with respect to 2016, we believe all reports required pursuant to Section 16(a) were filed on a timely basis.

Code of Ethics

We have adopted a Code of Conduct and a Code of Ethics for our CEO and Senior Financial Officers, both of which are posted on our website at www.xtantmedical.com.  We intend to disclose any changes in, or waivers from, these codes by posting such information on the same website or by filing a Form 8-K. The contents of our website are not incorporated by reference into this annual report on Form 10-K.

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

									Change in
									Pension Value
									and
								Non-Equity	Nonqualified
								Incentive	Deferred
						Stock	Option	Plan	Compensation	All Other
Name and Principal Position	Year	Salary		Bonus		Awards (1)	Awards (1)	Compensation	Earnings	Compensation		Total
Daniel Goldberger	2016	518,486		-		-	-	-	-	-		518,486
Chief Executive Officer (4)	2015	404,000		285,000		-	-	-	-	-		689,000
Carl O’Connell President (5)	2016	65,385		20,000	(2)	-	300,000	-	-	-		385,385
David Kirschman	2016	259,615		-		-	-	-	-	-		259,615
Executive Vice President and Chief Scientific Officer (From July 31,2015 to July 5, 2016)	2015	209,615		62,500		-	76,868	-	-	-		348,983
John Gandolfo	2016	360,000		-		-	-	-	-	-		360,000
Chief Financial Officer	2015	330,000		153,000		-	-	-	-	-		483,000
Robert Di Silvio	2016		-	-		-	-	-	-	224,500	(3)	224,500
President (From July 1, 2014 to January 8, 2016)	2015	325,000		-		-	-	-	-	-		325,000

(1)	Key assumptions used to estimate the grant date fair value of restricted stock and option awards are contained in Note 10 to the financial statements of this Annual Report on Form 10-K.

(2)	Signing bonus

(3)	Consulting fees paid to Mr. Di Silvio for services.

(4)	Effective January 21, 2017, Daniel Goldberger resigned as Chief Executive Officer and a director of the Company.

(5)	Effective January 21, 2017 Carl O’Connell was appointed as Interim Chief Executive Officer of the Company. Effective February 17, 2017, Mr. O’Connell was appointed Chief Executive Officer and a director of the Company after serving as Interim Chief Executive Officer since January 21, 2017, and the President of the Company since October 6, 2016 (See Note 18, “Subsequent Events” above).

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

Amended and Restated Xtant Medical Equity Incentive Plan and Inducement Grants

We have granted stock options, shares of common stock and restricted stock units under our Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”), as well as inducement grants consisting of (i) an option to purchase 200,000 shares of our common stock to our Chief Executive Officer, and (ii) an option to purchase 300,000 shares of our common stock to our new President, both granted outside of our Plan.  The following is a summary of the material terms of our Plan and the inducement grants:

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

There are 1,900,000 shares of our common stock authorized to be issued under the Plan.  As of December 31, 2016, we had outstanding options (excluding non-plan options) to purchase 1,205,913 shares and 178,914 shares of restricted stock issued, to directors, executives, employees and consultants, leaving approximately 650,000 shares available for issuance thereunder.

We also granted stock options to Mr. O’Connell, our Chief Executive Officer and former President, outside of our Plan as inducements material to entering into employment with the company pursuant to Section 711(a) of the NYSE MKT Company Guide. The inducement grants to Mr. O’Connell were approved by the Compensation Committee of our Board of Directors and granted outside of the Plan as an inducement material to entering into employment with the Company pursuant to Section 711(a) of the NYSE MKT Company Guide. The inducement grant to Mr. O’Connell consists of a stock option to purchase up to 300,000 shares of our common stock, with a per share exercise price of $1.11, which was the adjusted closing price of the Company’s common stock on the October 6, 2016 grant date. Mr. O’Connell’s inducement grant stock option vests over five years, with 20% of the underlying shares vesting after one year and the remaining 80% vesting in sixteen (16) equal quarterly installments as to 15,000 underlying shares, beginning October 6, 2017. The inducement grant to our former President consists of a stock option to purchase up to 55,000 shares of our common stock, with a per share exercise price of $6.80, which was the adjusted closing price of our common stock on the July 1, 2014 grant date. Our former President’s inducement grant stock option vested over five years, with 20% of the underlying shares vesting after one year and the remaining 80% vesting in forty-seven (47) equal monthly installments as to 917 underlying shares, beginning on August 1, 2015, and one final installment as to 901 underlying shares.

Except for the Amended and Restated Xtant Medical Equity Incentive Plan and the inducement grants to Mr. O’Connell discussed above, we do not have any other stock option plans or other similar incentive compensation plans for officers, directors and employees.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2016)

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of shares or units of stock that have not	Market value of shares or units of stock that have
Name	Exercisable	Options	Price	Date	vested	not vested
Daniel Goldberger	99,994	100,006	$6.00	8/14/23	-	-

Carl O’Connell	300,000	300,000	1.11	10/6/26	-	-

John Gandolfo	21,500	8,500	5.01	9/4/24	-	-
	7,000	-	6.80	5/24/23	-	-

Potential Payments Upon Termination or Change-in-Control

All of our named executive officers have employment agreements that provide for severance payments for termination in connection with a change in control.

Under Mr. Goldberger’s employment agreement, Mr. Goldberger received an annual base salary of $520,000, which was subject to annual increases based on periodic reviews, along with other incentive compensation as determined by the Board of Directors, with a bonus target of 50% of Mr. Goldberger’s annual base salary. Mr. Goldberger’s employment agreement contains customary intellectual property provisions and restrictive covenants and provides for six (6) months severance for termination without cause or resignation with good reason and twelve (12) months of severance for termination in connection with a change in control. In connection with his departure, the Company entered into a Separation Agreement and General Release on January 21, 2017, with Mr. Goldberger, which relinquished all of Mr. Goldberger’s severance rights under his employment agreement. The agreement also provides that, among other things, Mr. Goldberger will provide transitional consulting services to the Company for a period of up to three (3) months from the date of the Agreement at the request of the Company’s board. If the agreement is not revoked by Mr. Goldberger, he will receive an additional $130,000 in compensation payable in equal monthly installments of $43,333.33 each beginning April 21, 2017 and ending June 21, 2017. Such payments shall be reduced by any required withholdings. Further, if the Company determines that Mr. Goldberger earned a bonus for 2016, such bonus will be paid in accordance with the applicable Company policies. Finally, the Agreement contains customary provisions in an agreement of this type, including a release of the Company by Mr. Goldberger.

Mr. O’Connell’s employment agreement provides an annual base salary of $520,000, which is subject to annual increases based on periodic reviews, along with other incentive compensation as determined by the Board of Directors, with a bonus target of 50% of Mr. O’Connell’s annual base salary. Mr. O’Connell’s employment agreement contains customary intellectual property provisions and restrictive covenants and provides for six (6) months severance for termination without cause or resignation with good reason and twelve (12) months of severance for termination in connection with a change in control. Mr. O’Connell is also entitled to receive a special recognition bonus for 2016 of $85,000 by April 30, 2017.

Dr. David L. Kirschman’s employment agreement provided for an annual base salary of $500,000, along with other incentive compensation as determined by the Board of Directors, with a bonus target of 50% of his annual base salary. Dr. Kirschman also received a restricted stock grant of 40,000 shares of our common stock in 2015, vesting over four years. Dr. Kirschman’s employment agreement contains customary proprietary information provisions and restrictive covenants, including non-solicitation and non-competition covenants, and his agreement provides for 12 months’ severance for termination in connection with a change of control.

Mr. Gandolfo’s employment agreement provides for an annual base salary of $375,000, along with other incentive compensation as determined by the Compensation Committee of the Board of Directors, with a bonus target of 50% of Mr. Gandolfo’s annual base salary. Mr. Gandolfo’s employment agreement contains customary intellectual property provisions and restrictive covenants and provides for twelve (12) months severance for termination without cause, resignation with good reason, or termination in connection with a change in control.

Mr. Di Silvio’s employment agreement provided for an annual base salary of $325,000, along with other incentive compensation as determined by the Compensation Committee of the Board of Directors, with a bonus target of 50% of Mr. Di Silvio’s annual base salary. Mr. Di Silvio’s employment agreement contained customary intellectual property provisions and restrictive covenants and provides for six (6) months severance for termination without cause or resignation with good reason and twelve (12) months of severance for termination in connection with a change in control. We are currently paying severance to Mr. Di Silvio pursuant to the term of his agreement.

Retirement Plans

Xtant currently has two 401(k) retirement plans for its employees. Under both plans, the employee becomes qualified after six months of employment. The Company is in the process of integrating the two plans. Terms for the two plans are as follows:

	Bacterin	X-Spine
Matching	2%	None

Contribution Limit	$18,000 or the statutorily prescribed limit	$18,000 or statutorily prescribed limit

Enrollment Period	Four times a year	Four times a year

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kent Swanson	$67,500	$40,000	$-	$-	$-	$-	$107,500
Michael Lopach	$56,500	$40,000	$-	$-	$-	$-	$96,500
Paul Buckman	$15,000	$40,000	$-	$-	$-	$-	$55,000
Eric Timko	$20,375	$40,000	$-	$-	$-	$-	$60,375
John Deedrick	$65,500	$40,000	$-	$-	$-	$-	$105,500
Rudy Mazzocchi	$13,500	$40,000	$-	$-	$-	$-	$53,500

(1)	Effective September 4, 2014, compensation for our independent Board members was revised as follows: independent directors receive an annual retainer of $40,000 per year, the independent Chairman of our Board receives an additional $20,000 per year, the Audit Committee Chair and Business Development Chair receives $12,500 per year, other Committee Chairs receive $10,000 per year. Audit Committee and Business Development Committee members receive $5,000 per year, other Committee members receive $4,000 per year and all independent directors receive an annual equity grant valued at $40,000.

(2)	Key assumptions used to estimate the grant date fair value of stock and option awards are contained in Note 10 to the financial statements in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2016 by (a) each of our directors and named executive officers, (b) all of our current directors and executive officers as a group, and (c) each person who is known by us to beneficially own more than 5% of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(2)		Percentage of Shares Beneficially Owned(3)

Directors and Named Executive Officers(1):

Daniel Goldberger	442,026	(4)	2.6%
Kent Swanson	436,693	(5)	2.5%
Michael Lopach	53,640	(6)	*
Paul Buckman	-	(7)	*
John Deedrick	36,449	(8)	*
Eric Timko	-	(9)	*
Rudy Mazzocchi	-	(10)	*
David Kirschman, M.D.	1,697,063	(11)	9.8%
Carl O’Connell	-	(12)	*
John Gandolfo	28,890	(13)	*

All executive officers and directors as a group (10 persons)	2,694,761		15.6%

Five Percent Stockholders:
OrbiMed Advisors LLC	1,723,206	(14)	9.99%
601 Lexington Ave., 54th Floor
New York, NY 10022

Kenneth J. Hemmelgarn, Jr. Revocable Living Trust dated February 9, 1998	1,272,796	(15)	7.4%
9485 Gulfshore Drive, B-201
Naples, FL 34108

Brian J. Hemmelgarn Revocable Living Trust dated February 9, 1998	1,272,796	(16)	7.4%
P.O. Box 421
15643 Captive Drive
Captiva, FL 33924

*	Less than 1% of outstanding shares of common stock.

(1)	The address for directors and named executive officers is c/o Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, Montana 59714.

(2)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares that the named person has the right to acquire within 60 days after December 31, 2016, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person and the persons named in the table have sole voting and investment power with respect to the shares beneficially owned by them as set forth opposite their respective names.

(3)	The calculation in this column is based on 17,249,315 shares of common stock outstanding on December 31, 2016. The shares of common stock underlying warrants and stock options are deemed outstanding for purposes of computing the percentage of the person holding them, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)	Consists of (a) 15,510 shares of our common stock held directly, (b) 86,522 shares of our common stock held by an IRA, (c) options to purchase 99,994 shares of our common stock, (d) 120,000 stock right shares purchased November 17, 2017 and (e) 120,000 stock right warrants purchased November 17, 2017.

(5)	Consists of (a) 100,693 shares of our common stock held directly, (b) 20,000 shares held by a family limited partnership, (c) warrants to purchase 5,000 shares of our common stock, (d) options to purchase 11,000 shares of our common stock, (e) 0 of the 20,101 restricted stock units (“RSUs”) of the annual board award on July 5, 2016 vesting on July 5, 2017, (f) 150,000 stock right shares purchased November 17, 2017 and (g) 150,000 stock right warrants purchased November 17, 2017.

(6)	Consists of (a) 21,350 shares of our common stock held directly, (b) 14,258 shares held by a 401(k) plan, (c) warrants to purchase 2,032 shares of our common stock, (d) options to purchase 16,000 shares of our common stock and 0 of the 20,101 RSUs of the annual board award on July 5, 2016 vesting on July 5, 2017.

(7)	Consists of 0 vested of 20,101 RSU’s of annual board award on July 5, 2016 vesting on July 5, 2017.

(8)	Consists of (a) 26,449 shares of our common stock, (b) options to purchase 10,000 shares of our common stock and (c) 0 of the 20,101 RSUs of the annual board award on July 5, 2016 vesting on July 5, 2017.

(9)	Consists of 0 vesting of 29,700 options of the July 5, 2016 annual board award vesting on July 5, 2017.

(10)	Consists of 0 vesting of 29,700 options of the July 5, 2016 annual board award vesting on July 5, 2017.

(11)	Consists of 1,697,063 shares of our common stock acquired in connection with our acquisition of X-spine, which are subject to a lock-up agreement and escrow agreement.

(12)	Consists of 0 of his 300,000 Non-plan option awards that start to vest October 6, 2017.
(13)	Consists (a) 6,396 shares of our common stock held directly, (b) 994 shares of our common stock held by an IRA, and (c) options to purchase 21,500 shares of our common stock.

(14)	Based on Schedule 13G/A filed with the SEC on February 16, 2016, as well as our knowledge regarding recent purchases of the Notes by affiliates of OrbiMed. Includes 475,438 shares of our common stock and warrants to purchase 87,719 shares of our common stock held by Royalty Opportunities S.àr.l., an entity managed by OrbiMed. Affiliates of OrbiMed also purchased $52.0 million aggregate principal amount of the Notes, which are convertible into shares of our common stock. However, the indenture prevents note holders from converting their Notes to the extent that such conversion would result in beneficial ownership by the note holder or any of its affiliates in excess of 9.99% of the then-outstanding shares of our common stock. OrbiMed, an investment advisor, and Samuel D. Isaly, its managing member and a control person, each have shared voting and dispositive power with respect to shares of our common stock and notes held by Royalty Opportunities S.àr.l. and Royalty Opportunities II, LP.

(15)	Based on Schedule 13D filed with the SEC on August 10, 2015. Consists of 1,272,796 shares of our common stock acquired in connection with our acquisition of X-spine, which are subject to a lock-up agreement and escrow agreement. Kenneth J. Hemmelgarn, Jr. is a beneficiary of and the sole trustee of the Kenneth J. Hemmelgarn, Jr. Revocable Living Trust dated February 9, 1998, which may be revoked by Kenneth J. Hemmelgarn, Jr. Kenneth J. Hemmelgarn, Jr. and Brian J. Hemmelgarn are brothers and may be deemed to be members of a “group” for purposes of Section 13(d)(3) of the Exchange Act, though they have disclaimed any express agreement to act as a group, other than as described in their jointly filed Schedule 13D.

(16)	Based on Schedule 13D filed with the SEC on August 10, 2015. Consists of 1,272,796 shares of our common stock acquired in connection with our acquisition of X-spine, which are subject to a lock-up agreement and escrow agreement. Brian J. Hemmelgarn is a beneficiary of and the sole trustee of the Brian J. Hemmelgarn Revocable Living Trust dated February 9, 1998, which may be revoked by Brian J. Hemmelgarn. Kenneth J. Hemmelgarn, Jr. and Brian J. Hemmelgarn are brothers and may be deemed to be members of a “group” for purposes of Section 13(d)(3) of the Exchange Act, though they have disclaimed any express agreement to act as a group, other than as described in their jointly filed Schedule 13D.

Because the table above is limited to shares that are owned or which the person has the right to acquire within 60 days, it does not present a complete view of the economic exposure our directors and executive officers have to our common stock. Excluded from the table above are unvested stock options, unvested restricted stock units and unvested warrants which will become vested more than 60 days from December 31, 2016.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	705,913	$6.03	650,000	(1)
Equity compensation plans not approved by security holders(2)	500,000	$3.07	N/A
Total	1,205,913	$5.21	650,000

(1)	In addition to options outstanding, the Company also has 118,910 shares of restricted stock outstanding that have been issued under the Plan.

(2)	For a description of certain inducement grants not approved by security holders, see “Amended and Restated Xtant Medical Equity Incentive Plan and Inducement Grants” below.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Certain former X-spine shareholders, who each now own less than 10% of our common stock, own a controlling interest in Norwood Tool Company d/b/a Norwood Medical, one of X-spine’s larger suppliers. In 2016, Xtant purchased less than 10% of its operating products from Norwood Medical.

David Kirschman’s sister, Deborah Kirschman Klopsch, serves as Xtant’s Corporate Counsel and Director of Corporate Compliance. Compensation paid to Ms. Klopsch since the acquisition date was $120,000 and $50,327 in 2016 and 2015, respectively. Ms. Klopsch also received 1,005 of the restricted stock units at $3.19 a share for a total cost of approximately $3,000 to be expensed ratably over the vesting period as General and administrative expense (See Note 10, “Stock-Based Compensation” above).

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

Director Independence

The following board members are independent directors, as defined under the independence standards of the NYSE MKT LLC:  Kent Swanson, Michael Lopach, Paul Buckman, Eric Timko, Rudy Mazzocchi and John Deedrick.  All of our board committees are comprised solely of independent directors, and the composition of our board committees is described in Item 10 of this Form 10-K.

Item 14.	Principal Accountant Fees and Services

EKS&H LLLP (“EKS&H”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2016 and December 31, 2015. The following table presents the aggregate fees billed for professional services rendered by EKS&H for the years ended December 31, 2016 and December 31, 2015.

	2016	2015
Audit fees	$234,000	$226,200
Audit-related fees	$41,364	$63,764
Tax fees	$33,705	$34,800
All other fees	$2,581	$-

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

The Audit Committee approved 100% of the services provided by EKS&H.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.	Financial statements included in Item 8 of this Annual Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

Item 16.	Form 10-K Summary

Optional disclosure, not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

By:	/s/ John Gandolfo
Name:	John Gandolfo
Title:	Chief Financial Officer
Date:	March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2017.

Signature	Title

/s/ Carl O’Connell	Chief Executive Officer and Director
Carl O’Connell	(Principal Executive Officer)

/s/ John Gandolfo	Chief Financial Officer (Principal Financial Officer
John Gandolfo	and Principal Accounting Officer)

/s/ David Kirschman	Director
David Kirschman

/s/ Kent Swanson	Director
Kent Swanson

/s/ Michael Lopach	Director
Michael Lopach

/s/ Paul Buckman	Director
Paul Buckman

/s/ John Deedrick	Director
John Deedrick

/s/ Eric Timko	Director
Eric Timko

/s/ Rudy Mazzocchi	Director
Rudy Mazzocchi

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2010, by and among K-Kitz, Inc., KB Merger Sub, Inc. and Bacterin International, Inc.(1)
2.2	Common Stock Purchase Agreement dated March 16, 2015 by and between Bacterin and Aspire Capital Fund, LLC(8)
2.3	Amended and Restated Common Stock Purchase Agreement dated April 17, 2015 by and between Bacterin and Aspire Capital Fund, LLC(18)
2.4	Stock Purchase Agreement dated July 27, 2015 by and among Bacterin, X-spine Systems, Inc. and the sellers named therein(19)
3.1	Restated Certificate of Incorporation(2)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(3)
3.3	Certificate of Amendment to Restated Certificate of Incorporation(4)
3.4	Amended and Restated Bylaws(5)
4.1	Form of Warrant to Purchase Common Stock(6)(7)
4.2	Form of Common Stock Certificate(27)
4.3	Registration Rights Agreement dated March 16, 2015 by and between Bacterin and Aspire Capital Fund, LLC(9)
4.4	Registration Rights Agreement dated July 31, 2015 by and among Bacterin, Leerink Partners LLC, OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP(10)
4.5	Indenture dated July 31, 2015 by and between Bacterin and Wilmington Trust, National Association(11)
4.6	Form of 6.00% Convertible Senior Note due 2021(11)
4.7	Form of Warrant Certificate for Warrants underlying Units(46)
4.8	Form of Common Stock Certificate(47)
4.9	Form of Pre-Funded Warrant(48)
10.1•	Form of Indemnification Agreement for officers and directors(28)
10.2•	Amended and Restated Xtant Medical Equity Incentive Plan(12)
10.3•	Form of Stock Option Agreement(13)
10.4•	Form of Amended and Restated Restricted Stock Agreement(29)
10.5•	Daniel Goldberger Employment Agreement(14)
10.6•	Daniel Goldberger Stock Option Agreement(15)
10.7•	Daniel Goldberger Indemnification Agreement(16)
10.8•	John Gandolfo Employment Agreement(17)
10.9•	David Kirschman Employment Agreement (25)
10.10•	David Kirschman Restricted Stock Agreement(30)
10.11•	Carl O’Connell Employment Agreement(31)
10.12•	Carl O’Connell Stock Option Agreement(32)
10.13	Form of Director Agreement(40)
10.14	Amended and Restated Credit Agreement dated July 27, 2015 by and between Bacterin and ROS Acquisition Offshore LP(20)
10.15	First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016, by and among Bacterin International, as the Borrower, and Orbimed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, as the Lenders(33)
10.16	Amendment to Amended and Restated Credit Agreement, dated as of April 14, 2016, by and among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP(45)
10.17	Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 29, 2016, by and among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP(34)

10.18	Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2016, by and among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP(35)
10.19	Seventh Amendment to Amended and Restated Credit Agreement, dated as of December 31, 2016, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP(36)
10.20	Termination of Royalty Agreement dated July 27, 2015 by and between Bacterin and ROS Acquisition Offshore LP(21)
10.21	Securities Purchase Agreement dated July 27, 2015 by and between Bacterin and the investors named therein(22)
10.22	Purchase Agreement dated July 27, 2015 by and between Bacterin and Leerink Partners LLC(23)
10.23	Distribution Agreement dated January 23, 2014 by and between X-spine Systems, Inc. and Zimmer Spine, Inc., as amended(24)
10.24	Loan and Security Agreement, dated May 25, 2016, among Xtant Medical Holdings, Inc., Bacterin International Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank(37)
10.25	First Loan Modification Agreement, dated August 12, 2016, among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank(38)
10.26	Intellectual Property Security Agreement, dated May 25, 2016, among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical, Inc. and Silicon Valley Bank(39)
10.27	Securities Purchase Agreement, dated April 14, 2016, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP(41)
10.28	Convertible Promissory Note, dated April 14, 2016, made by Xtant Medical Holdings, Inc. in favor of ROS Acquisition Offshore LP(42)
10.29	Convertible Promissory Note, dated April 14, 2016, made by Xtant Medical Holdings, Inc. in favor of OrbiMed Royalty Opportunities II, LP(43)
10.30	Registration Rights Agreement, dated April 14, 2016, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP(44)
21.1	Subsidiaries of the Registrant(26)
23.1*	Consent of Independent Accounting Firm, EKS&H LLLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

•	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on June 30, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2011.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on July 25, 2014.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015.
(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on October 1, 2015.
(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on July 31, 2014.
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on June 5, 2013.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 17, 2015.

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 17, 2015.
(10)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015.
(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015.
(12)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed with the SEC on November 16, 2015.
(13)	Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed with the SEC on May 4, 2012.
(14)	Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed with the SEC on August 15, 2013.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on September 19, 2013.
(16)	Incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2013.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 29, 2014.
(18)	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 17, 2015.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 28, 2015.
(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on July 28, 2015.
(21)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on July 28, 2015.
(22)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on July 28, 2015.
(23)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on July 28, 2015.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015.
(25)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015.
(26)	Incorporated by reference to Exhibit 21.1 to the Registrant’s Post Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on August 25, 2015.
(27)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 21, 2015.
(28)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed with the SEC on March 18, 2015.
(29)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016.
(30)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016.
(31)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 6, 2016.
(32)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on October 6, 2016.
(33)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 4, 2016.
(34)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 2, 2016.
(35)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 28, 2016.
(36)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 6, 2017.
(37)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016.
(38)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 16, 2016.
(39)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016.
(40)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed with the SEC on August 10, 2016.
(41)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016.
(42)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016.
(43)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016.
(44)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016.
(45)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016.
(46)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q filed with the SEC on August 10, 2016.
(47)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on August 10, 2016.
(48)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q filed with the SEC on August 10, 2016.

