Form 10-Q
period 2017-03-31
Xtant Medical Holdings, Inc.
filed 2017-05-15
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 15, 2017: 18,092,603

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	As of
	2017	December 31,
	(unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,486,839	$2,578,267
Trade accounts receivable, net of allowance for doubtful accounts of $1,889,854 and $1,653,385, respectively	16,320,038	18,991,872
Current inventories, net	26,359,272	26,266,457
Prepaid and other current assets	1,651,187	1,149,615
Total current assets	46,817,336	48,986,211

Non-current inventories, net	440,853	971,854
Property and equipment, net	15,219,725	15,840,730
Goodwill	41,534,626	41,534,626
Intangible assets, net	34,800,556	35,940,810
Other assets	874,561	827,374

Total Assets	$139,687,657	$144,101,605

LIABILITIES and STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$8,896,188	$10,471,944
Accounts payable - related party (Note 13)	472,657	640,442
Revolving line of credit	10,293,706	10,448,283
Accrued liabilities	8,815,400	8,982,187
Warrant derivative liability	163,582	333,613
Current portion of capital lease obligations	259,027	244,847
Total current liabilities	28,900,560	31,121,316

Long-term liabilities:
Capital lease obligation, less current portion	754,994	832,152
Long-term convertible debt, less issuance costs	70,636,665	68,937,247
Long-term debt, less issuance costs	51,069,961	50,284,187
Total Liabilities	151,362,180	151,174,902

Commitments and Contingencies (Note 10)
Stockholders' Deficit
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 18,092,603 shares issued and outstanding as of March 31, 2017 and 11,897,601 shares issued and outstanding as of December 31, 2016	18	17
Additional paid-in capital	86,026,911	85,461,210
Accumulated deficit	(97,701,452)	(92,534,524)
Total Stockholders’ Deficit	(11,674,523)	(7,073,297)

Total Liabilities and Stockholders’ Deficit	$139,687,657	$144,101,605

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2017	2016
Revenue
Orthopedic product sales	$21,996,315	$20,808,035
Other revenue	86,354	169,300
Total Revenue	22,082,669	20,977,335

Cost of sales	6,557,602	6,877,267

Gross Profit	15,525,067	14,100,068

Operating Expenses:
General and administrative	4,128,268	3,484,712
Sales and marketing	10,997,019	10,512,966
Research and development	698,635	899,575
Depreciation and amortization	1,280,965	1,208,334
Acquisition and integration related expenses	-	301,773
Separation related expenses	224,372	-
Non-cash consulting expense	144,723	55,296
Total Operating Expenses	17,473,982	16,462,656

Loss from Operations	(1,948,915)	(2,362,588)

Other Income (Expense):
Interest expense	(3,400,389)	(2,827,174)
Change in warrant derivative liability	170,031	18,690
Other income (expense)	12,344	(425,000)

Total Other Income (Expense)	(3,218,014)	(3,233,484)

Net Loss from Operations	(5,166,929)	(5,596,072)

Net loss per share:
Basic	$(0.29)	$(0.47)
Dilutive	$(0.29)	$(0.47)

Shares used in the computation:
Basic	17,933,315	11,897,601
Dilutive	17,933,315	11,897,601

 See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2017	2016
Operating activities:
Net loss	$(5,166,929)	$(5,596,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,071,337	1,779,986
Non-cash interest	3,151,227	2,822,980
Non-cash consulting expense/stock option expense	230,424	136,079
Provision for losses on accounts receivable and inventory	312,588	(72,313)
Change in derivative warrant liability	(170,031)	(18,690)
Changes in operating assets and liabilities:
Accounts receivable	2,536,242	328,290
Inventories	261,189	(1,144,652)
Prepaid and other assets	(648,769)	(235,779)
Accounts payable	(1,743,541)	3,734,694
Accrued liabilities	(397,532)	(707,214)
Net cash provided by operating activities	436,205	1,027,309

Investing activities:
Purchases of property and equipment and intangible assets	(310,078)	(2,718,985)
Net cash used in investing activities	(310,078)	(2,718,985)

Financing activities:
Payments on capital leases	(62,978)	(7,985)
Payments on revolving line of credit	(154,577)	-
Net cash used in financing activities	(217,555)	(7,985)

Net change in cash and cash equivalents	(91,428)	(1,699,661)

Cash and cash equivalents at beginning of period	2,578,267	6,368,016
Cash and cash equivalents at end of period	$2,486,839	$4,668,355

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

On July 31, 2015, Xtant acquired all of the outstanding capital stock of X-spine for approximately $60 million in cash, repayment of approximately $13 million of X-spine debt, and 4,242,655 shares of Xtant common stock. Following the closing of the acquisition, on July 31, 2015 Bacterin International Holdings, Inc. changed its name to Xtant Medical Holdings, Inc. On August 6, 2015 Xtant formed a new wholly owned subsidiary, Xtant Medical, Inc., a Delaware corporation to facilitate the integration of Bacterin and X-spine.

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

The accompanying interim condensed consolidated financial statements of Xtant for the quarters ended March 31, 2017 and 2016 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2017.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Going Concern

The Company has incurred losses since its inception. The terms, conditions and amounts outstanding under the Company’s debt agreements (See Note 7, “Debt” below) raise substantial doubt about the Company’s ability to continue as a going concern. The Company has established a special committee of its board of directors to evaluate restructuring alternatives, assist in related negotiations with the Company’s lenders and consider alternatives for raising new capital. The Company also is evaluating various cost-reduction and cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at March 31, 2017.

In the quarter ended March 31, 2017, Xtant purchased from Norwood Medical less than 10% of its operating products (See Note 13, “Related Party Transactions” below) and approximately 18% for the same period in 2016.

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill, and intangible assets and liabilities; valuation allowances for trade receivables, inventory, and deferred income tax assets and liabilities; valuation of the warrant derivative liability, inventory, and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the quarters ended March 31, 2017 and 2016, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 7,479,410 and 1,861,272 outstanding stock options and warrants for the quarters ended March 31, 2017 and 2016, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the quarters ended March 31, 2017 and 2016, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of March 31, 2017	As of December 31, 2016
Level 1	-	-
Level 2	-	-
Level 3	$163,582	$333,613

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us (See Note 9, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2017:

Warrant derivative liability

Balance at January 1, 2016	$1,050,351
Gain recognized in earnings	(716,738)
Balance at January 1, 2017	$333,613
Gain recognized in earnings	(170,031)
Balance at March 31, 2017	$163,582

During the quarter ended March 31, 2017, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

(2)	Equity

We entered into a purchase agreement on March 16, 2015, as amended and restated on April 17, 2015, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10 million of our shares of common stock until the agreement expired in the quarter ending March 31, 2017. Pursuant to the terms of the purchase agreement, in the first quarter of 2017 and 2016 we issued zero shares of our common stock to Aspire Capital.

In connection with the offering of units pursuant to the subscription rights, referred to as the “Rights Offering.”, the Company distributed to holders of its common stock and to holders of its convertible notes, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of common stock and one tradeable warrant representing the right to purchase one share of common stock (“Tradeable Warrants”). On October 31, 2016, the Company entered into a dealer-manager agreement (the “Dealer-Manager Agreement”) with Maxim Group LLC (“Maxim”), to engage Maxim as dealer-manager for the Rights Offering.

In the Rights Offering, holders received two subscription rights for each share of common stock, or each share of common stock underlying our convertible notes owned on the record date, October 21, 2016. Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s common stock could elect to receive, in lieu of shares of common stock in excess of that threshold, pre-funded warrants to purchase the same number of shares of common stock for $0.01 (“Pre-Funded Warrants”), and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of common stock was reduced by the $0.01 exercise price. No Pre-Funded Warrants were sold in the Rights Offering.

The Rights Offering closed on November 14, 2016. The units were priced at $0.75 per unit with gross proceeds from the Rights Offering of approximately $3.8 million and the net proceeds from the Rights Offering of approximately $2.5 million after deducting fees and expenses payable, and after deducting other expenses payable by us and excluding any proceeds received upon exercise of any Tradeable Warrants issued in the offering. Each Tradeable Warrant is exercisable for a period of five years for one share of common stock at an exercise price of $0.90 per share. The Tradeable Warrants associated with the equity raised were subject to an analysis that resulted in the Tradeable Warrants being recorded as equity with the common stock in stockholder’s equity. After the one-year anniversary of issuance, we may redeem the Tradeable Warrants for $0.01 per Tradeable Warrant if the volume weighted average price of our common stock is above $2.25 for each of 10 consecutive trading days.

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

(3)	Inventories, Net

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Current inventories:
Raw materials	$4,192,054	$4,833,403
Work in process	1,523,002	1,891,380
Finished goods	25,002,633	23,878,040
Gross current inventories	30,717,689	30,602,823
Reserve for obsolescence	(4,358,417)	(4,336,366)
Current inventories, net	26,359,272	26,266,457
Non-current inventories:
Finished goods	875,425	1,385,017
Reserve for obsolescence	(434,572)	(413,163)
Non-current inventories, net	440,853	971,854
Total inventories, net	$26,800,125	$27,238,311

(4)	Property and Equipment, Net

Property and equipment, net are as follows:

	March 31,	December 31,
	2017	2016
Equipment	$4,568,357	$4,629,754
Computer equipment	416,233	416,233
Computer software	529,726	529,726
Furniture and fixtures	181,566	181,566
Leasehold improvements	4,054,864	4,053,837
Vehicles	10,000	10,000
Surgical instruments	13,394,527	13,876,757
Total cost	23,155,273	23,697,873
Less: accumulated depreciation	(7,935,548)	(7,857,143)
Property and equipment, net	$15,219,725	$15,840,730

The Company provides surgical instruments to surgeons to use during surgical procedures. Instruments are classified as non-current assets and are recorded as property and equipment. Instruments are recorded at cost and are carried at book value (cost less accumulated depreciation). Depreciation is calculated using the straight-line method using a five year useful life. Depreciation expense related to property and equipment, including property under capital lease for the first quarter of 2017 and 2016 was $910,465 and $658,176, respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of March 31, 2017, the Company has recorded $1,460,625 gross assets in Equipment, and $397,591 of accumulated depreciation relating to assets under capital leases.

(5)	Intangible Assets

Intangible assets consist of various patents with regard to processes for its products and intangible assets associated with the acquisition of X-spine.

The following table sets forth information regarding intangible assets:

	March 31, 2017	December 31, 2016
Patents	767,867	747,249
Acquisition related intangibles:
Technology	28,698,700	28,698,700
Customer relationships	9,911,000	9,911,000
Tradename	4,543,300	4,543,300
Non-compete	40,500	40,500
Accumulated amortization	(9,160,811)	(7,999,939)
Intangible assets, net	$34,800,556	$35,940,810

Aggregate amortization expense:	$1,160,872	$4,479,010

The following is a summary of estimated future amortization expense for intangible assets as of March 31, 2017:

Remainder of 2017	$3,484,325
2018	4,660,352
2019	4,550,768
2020	4,468,157
2021	4,210,811
Thereafter	13,426,143
Total	$34,800,556

(6)	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2017	2016
Accrued stock compensation	$358,480	$213,758
Wages/commissions payable	3,029,440	3,330,578
Accrued integration expense	-	73,510
Accrued interest payable	3,176,610	3,090,585
Other accrued expenses	2,250,870	2,273,756
Accrued liabilities	$8,815,400	$8,982,187

(7)	Debt

Indenture

On July 31, 2015, we completed an offering of $65 million aggregate principal amount of 6.00% convertible senior unsecured notes due 2021 (the “Notes”) in a private offering to qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933, as amended, when we entered into an Indenture with Wilmington Trust, National Association (the “Indenture”). Certain private investment funds for which OrbiMed Advisors LLC, serves as the investment manager (the “OrbiMed Purchasers”) purchased $52 million aggregate principal amount of the Notes directly from the Company in the offering. On August 10, 2015, the initial purchaser exercised its option with respect to an additional $3 million aggregate principal amount of Notes.

At any time prior to the close of business on the second business day immediately preceding the maturity date, holders may convert their Notes into shares of Xtant common stock (together with cash in lieu of fractional shares) at an initial conversion rate of 257.5163 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $3.88 per share). However, a Note will not be convertible to the extent that such convertibility or conversion would result in the holder of that Note or any of its affiliates being deemed to beneficially own in excess of 9.99% of the then-outstanding shares of Xtant common stock. The conversion rate will be subject to an adjustment as described in the Indenture upon the occurrence of certain events.

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

On April 14, 2016, we issued $2,238,166 aggregate principal amount of convertible senior unsecured notes “Additional Notes” in a private placement to the OrbiMed Purchasers when we entered into a securities purchase agreement (the “Additional Notes Purchase Agreement”). The proceeds were utilized to pay interest due for both the Notes and the New Facility (described below) on April 15, 2016.

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

On January 17, 2017, the Company entered into securities purchase agreements with Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C., to satisfy interest obligations that we owed to such parties under $16,000,000 of Notes issued to them under the Indenture. Pursuant to such agreement, the parties agreed to purchase from the Company a total of 843,289 shares of the Company’s common stock at a price of $0.5692 per share.

On January 17, 2017, the Company entered into a securities purchase agreement and certain related documents with the OrbiMed Purchasers, to satisfy interest obligations that the Company owed to them pursuant to $52,000,000 of Notes issued to them under the Indenture. Pursuant to such agreement, the OrbiMed Purchasers agreed to purchase from the Company a new series of 6% Convertible Senior Notes Due 2021 in the aggregate original principal amount of up to $1,560,000 (the “Indenture Notes”). The Indenture Notes are convertible into our common stock at a conversion price of $0.7589 per share, and mature on July 15, 2021.

On January 17, 2017, the Company also entered into a securities purchase agreement and certain related documents with the OrbiMed Purchasers, to satisfy interest obligations that the Company owed to them pursuant to $2,238,166 of Additional Notes issued under the Additional Notes Purchase Agreement. Pursuant to such agreement, the OrbiMed Purchasers agreed to purchase from the Company a new series of 6% convertible senior notes due 2021 in the aggregate original principal amount of up to $67,145 (collectively, the “PIK Notes”). The PIK Notes are convertible into our common stock at a conversion price of $0.7589 per share, and mature on July 15, 2021.

Effective March 31, 2017, the Company and the OrbiMed Purchasers entered into a waiver letter (the “Indenture Waiver”) of the Indenture. Under the Indenture Waiver, the OrbiMed Purchasers waived any non-compliance with the covenant set forth in Section 6.01(a)(vii) of the Indenture due to the going concern qualification included in the Company’s audit report for the year ended December 31, 2016.

The OrbiMed Purchasers also entered into a waiver (the “Notes Waiver”) for defaults that occurred under multiple convertible promissory notes (including the Notes, the Additional Notes, the Indenture Notes and the PIK Notes). Under the Notes Waiver, the OrbiMed Purchasers waived any non-compliance with the covenants set forth in Section 6.01(a)(vii) of their respective notes due to the going concern qualification included in the Company’s audit report for the year ended December 31, 2016.

Amended and Restated Credit Agreement

On July 31, 2015 the Company recorded $42 million of principal debt pursuant to an Amended and Restated Credit Agreement with ROS (the “New Facility”) with a maturity date (the “Maturity Date”) of July 31, 2020. Interest under the New Facility is bifurcated into a “cash pay” portion and a “payment-in-kind” (“PIK”) portion. Until June 30, 2018 (the “First Period”), interest on loans outstanding under the New Facility will accrue at a rate equal to the sum of (a) 9% per annum, which portion of interest will be payable in cash, plus (b) additional interest (“PIK Interest”) in an amount equal to (i) the sum of 14% per annum, plus the higher of (x) the LIBO Rate and (y) 1% per annum, minus (ii) 9% per annum, which portion of interest will be payable “in kind”. On or after June 30, 2018 until the New Facility is repaid in full (the “Second Period”), interest on loans outstanding under the New Facility will accrue at a rate equal to the sum of (a) 12% per annum, which portion of interest will be payable in cash, plus (b) PIK Interest in an amount equal to the difference of (i) the sum of 14% per annum, plus the higher of (x) the LIBO Rate and (y) 1% per annum, minus (ii) 12% per annum, which portion of interest will be payable “in kind.” In both the First Period and the Second Period, the portion of accrued interest constituting PIK Interest will not be payable in cash but will instead be added to the principal amount outstanding under the New Facility. However, at our option, we may choose to make any “payment-in-kind” interest payment in cash. Until the third anniversary of the closing date of the New Facility, we will not be allowed to voluntarily prepay the New Facility. Whenever loans outstanding under the New Facility are prepaid or paid, whether voluntarily, involuntarily or on the Maturity Date, a fee of 7.5% on the amount paid will be due and payable. The New Facility contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Company to maintain revenue and liquidity at levels set forth in the New Facility and ensure that the Company’s senior consolidated leverage ratio does not exceed levels set forth in the New Facility. The New Facility also restricts us from making any payment or distribution with respect to, or purchasing, redeeming, defeasing, retiring or acquiring, the Notes other than payments of scheduled interest on the Notes, issuance of shares of our common stock upon conversion of the Notes, and payment of cash in lieu of fractional shares. The loans under the New Facility are guaranteed by Xtant and its current and future subsidiaries and are secured by substantially all of the current and future assets of Xtant and its subsidiaries.

Approximately $4.9 million of expenses were incurred in conjunction with the acquisition, the issuance of convertible debt and the amendment and restatement of our credit facility with ROS. Of that amount, approximately $4.7 million of debt issuance costs was capitalized and is being amortized over the life of the debt.

We have entered into several amendments to the New Facility, and the material provisions of such amendments that have been subsequently modified or restated are summarized below.

On July 29, 2016 we entered into the fourth amendment to the New Facility. The amendment modified the New Facility by including an additional “Tranche A Commitment” in an amount up to $1,000,000 from the OrbiMed Purchasers, which was made available to us on July 29, 2016 for a total of $43 million outstanding to date on the New Facility.

On September 27, 2016, we entered into the sixth amendment to the New Facility which increased the fee on any amounts paid under the New Facility from 7.5% to 9.0%. Under the sixth amendment, regular interest will not accrue during the period from July 1, 2016 to September 30, 2016; however, during such period, PIK Interest will accrue at a rate per annum equal to 9.00%, and such PIK Interest will be added to the outstanding principal amount of the loans at September 30, 2016. The sixth amendment also modifies the negative covenants of the New Facility by increasing the amount of purchase money indebtedness and capitalized lease liabilities allowed to be incurred by us and lowering the minimum revenue base for the quarters ending September 30, 2016 and December 31, 2016.

The seventh amendment (effective December 31, 2016), eighth amendment (effective January 13, 2017), ninth amendment (effective January 31, 2017), tenth amendment (effective February 14, 2017), eleventh amendment (effective February 28, 2017) and twelfth amendment (effective March 31, 2017) deferred our accrued interest payment date for the fiscal quarter ended December 31, 2016, until April 30, 2017. The interest due on April 30, 2017 was $1,147,329, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate (as defined in the New Facility) for the fiscal quarter ended on December 31, 2016, or 1%. The seventh amendment also made several other modifications, all of which were restated by the twelfth amendment described below. In addition to the December 31, 2016 deferral, the twelfth amendment deferred our accrued interest payment date for the fiscal quarter ended on March 31, 2017 until April 30, 2017. The interest due on April 30, 2017 for the fiscal quarter ended on March 31, 2017 was $1,139,597, plus interest accrued on such interest from April 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on March 31, 2017, or 1%. The interest payment due on April 30, 2017 was deferred until May 31, 2017 (See Note 15, “Subsequent Events” below).

The twelfth amendment also modified the minimum revenue base covenant for the quarter ending March 31, 2017 to $20 million and $25 million for the quarter ending June 30, 2017. The twelfth amendment modified the minimum liquidity financial covenant of the New Facility by allowing the Company and its subsidiaries to maintain a liquidity amount of not less than $500,000 until June 30, 2017. At all times after June 30, 2017, the liquidity of the Company and its subsidiaries must not be less than $5,000,000. The twelfth amendment modified the consolidated senior leverage ratio financial covenant of the New Facility by moving the commencement date of the covenant from the most recent four fiscal quarters ended March 31, 2017, to the most recent four fiscal quarters ended June 30, 2017. Finally, the twelfth amendment waived any non-compliance with the covenant set forth in Section 7.1(c) of the New Facility due to the going concern qualification included in the Company’s audit report for the year ended December 31, 2016.

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

On August 12, 2016, we entered into a First Loan Modification Agreement (the “Modification Agreement”) with the Bank, which amended certain provisions of the LSA. Pursuant to the terms of the Modification Agreement, the Bank increased the aggregate principal amount of the revolving line of credit to $11,000,000. Any principal amounts outstanding now bears interest at a floating per annum rate equal to four percentage points (4.00%) above the Prime Rate (as that term is defined in the Modification Agreement). The terms of the Modification Agreement include standard reporting covenants and a minimum quarterly revenue covenant of $20 million through June 30, 2017, which increases to $22 million per quarter thereafter (See Note 15, “Subsequent Events”, below).

Long-term debt consists of the following:

	March 31,	December 31,
	2017	2016
Loan payable to ROS Acquisition Offshore (See details above)	$43,000,000	$43,000,000
PIK Interest payable to ROS	8,408,508	7,648,776
6% convertible senior unsecured notes due 2021 (See details above)	71,865,311	70,238,166
Gross long-term debt	123,273,819	120,886,942
Less: capitalized debt issuance costs	(1,567,193)	(1,665,508)
Long-term debt, less issuance costs	$121,706,626	$119,221,434

The following is a summary of maturities due on the debt as of March 31, 2017:

Remainder of 2017	$-
2018	-
2019	-
2020	51,408,508
2021	71,865,311
Thereafter	-
Total	$123,273,819

(8)	Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our Board of Directors. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. Executives may be awarded an option to purchase common stock outside of the Plan (collectively the “Non-Plan Grants”), as described below. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 1,900,000 shares are currently authorized under the Plan and at March 31, 2017, we had approximately 670,000 shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the condensed consolidated statements of operations for the quarters ended March 31, 2017 and 2016 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were issued in the first quarter of 2017 or 2016.

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows:

	2017			2016
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	1,205,913	$5.21	$2.82	664,081	$10.64	$5.32
Cancelled or expired	(17,834)	7.34	4.24	(81,375)	8.93	4.13
Outstanding at March 31	1,188,079	$5.18	$2.80	582,706	$10.88	$5.48
Exercisable at March 31	371,646	$11.81	$5.71	366,003	$13.39	$6.40

 The aggregate intrinsic value of options outstanding as of March 31, 2017 was zero because the closing price of the stock at March 31, 2017 was less than the strike price of all options outstanding. As of March 31, 2017, there were 816,433 unvested options with a weighted average fair value at the grant date of $1.48 per option. As of March 31, 2017, we had approximately $561,491 in compensation expense related to unvested awards not yet recognized.

Total share based compensation recognized for employees, directors and consultants was $230,424 and $161,123 for the quarters ended March 31, 2017 and 2016, respectively.

On July 5, 2016, the Company granted 130,804 restricted stock units and options to our six independent Directors of the Company (Messrs. Lopach, Swanson, Deedrick, Buckman, Mazzocchi and Timko). This group of annual awards of $40,000 per director vest on July 5, 2017 and were granted when the stock price was $1.99 per share. The total expense is being recognized ratably over the period as Non-cash consulting expense. In the quarter ended March 31, 2017, $118,000 was expensed.

Effective January 21, 2017, Daniel Goldberger resigned as Chief Executive Officer and a director of the Company and Carl O’Connell was appointed as Interim Chief Executive Officer of the Company. Mr. Goldberger’s Non-plan Grant option to purchase 200,000 shares of our common stock is below the $6.00 exercise price and will be cancelled. In connection with his departure, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) on January 21, 2017, with Mr. Goldberger. The Separation Agreement provides that, among other things, Mr. Goldberger will provide transitional consulting services to the Company for a period of up to three (3) months from the date of the Separation Agreement at the request of the Company’s board. Mr. Goldberger will receive an additional $130,000 in compensation payable in equal monthly installments of $43,333 beginning April 21, 2017 and ending June 21, 2017. Further, if the Company determines that Mr. Goldberger earned a bonus for 2016, such bonus will be paid in accordance with the applicable Company policies.

Effective February 17, 2017, our board of directors appointed Carl O’Connell to serve as the Chief Executive Officer and a director of the Company after serving as Interim Chief Executive Officer of the Company since January 21, 2017. Mr. O’Connell serves as a Class I Director until the 2018 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. As Mr. O’Connell is an officer of the Company, he does not qualify as an independent director and does not serve on any committees of the Board. On October 6, 2016, we issued an option to purchase 300,000 shares of our common stock as Non-Plan Grants at $1.11 per share to Carl O’Connell which remain outstanding and the related expense recognized in quarter ended March 31, 2017 was $10,387.

(9)	Warrants

The following table summarizes our warrant activities for the quarter ended March 31, 2017:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2016	1,278,566	$8.45
Issued	5,055,345	0.90
Expired	(42,580)	31.73
Outstanding at January 1, 2017	6,291,331	$2.23
Issued	-	-
Expired	-	-
Outstanding at March 31, 2017	6,291,331	$2.23

We utilize a lattice valuation model to determine the fair market value of the warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $170,031 resulting from the change in the fair value of the warrant derivative liability for the first quarter of 2017. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Quarter Ended
	March 31,
	2017		2016
Value of underlying common stock (per share)	$0.62		$2.71
Risk free interest rate	1.9%		1.0%
Expected term	5	years	4	years
Volatility	91%		76%
Dividend yield	0%		0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the quarters ended March 31, 2017 and 2016:

	2017	2016
Balance at January 1,	1,125,119	1,125,119
Derivative warrants issued, exercised and expired	-	-
Balance at March 31,	1,125,119	1,125,119

(10)	Commitments and Contingencies

Operating Leases

We lease five office facilities under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend the five leases for up to another ten year term and for one facility, we have the right of first refusal on any sale.

Future minimum payments for the next five years and thereafter as of March 31, 2017, under these leases, are as follows:

Remainder of 2017	$596,532
2018	806,747
2019	668,807
2020	396,263
2021	375,289
Thereafter	1,038,417
Total	$3,882,055

Rent expense was $202,649 and $230,007 for the quarters ended March 31, 2017 and 2016, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Capital Leases

Future minimum payments for the next five years and thereafter as of March 31, 2017, under these capital leases, are as follows:

Remainder of 2017	$346,254
2018	452,756
2019	420,765
2020	162,745
2021	-
Thereafter	-
Total minimum lease payments	1,382,520
Less amount representing interest	(368,499)
Present value of obligations under capital leases	1,014,021
Less current portion	(259,027)
Long-term capital lease obligations	$754,994

Indemnifications

Our arrangements generally include limited warranties and certain provisions for indemnifying customers against liabilities if our products or services infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such warranties or indemnification provisions and have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

The Company did not recognize any interest or penalties related to income taxes for the quarters ended March 31, 2017 and 2016.

(12)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Quarter Ended
	March 31,
	2017	2016
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$249,162	$4,194
Non-cash activity:
Interest converted into common stock	$480,000	$-

(13)	Related Party Transactions

Darrel Holmes, our former Chief Operating Officer of our Bacterin subsidiary and resigned from the Company on January 20, 2017, continued to serve on the board of American Donor Services Inc. (“ADS”). Mr. Holmes receives $5,000 per year for his service to ADS. ADS recovers tissue from donors and we reimburse ADS for its recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the quarters ended March 31, 2017 and 2016 was $277,825 and $270,035, respectively. Our relationship with ADS has benefited us, as ADS provides us with current donors and a pipeline for future donors, which is necessary to our success.

Certain of X-spine’s former shareholders own over 10% of our common stock in conjunction with the acquisition, and have owned a controlling interest of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical.  In the first quarter of 2017, Xtant purchased from Norwood Medical less than 10% of its operating products and approximately 18% for the same period in 2016.

Unless delegated to the Compensation Committee by the Board of Directors, the Audit Committee or the disinterested members of the full Board of Directors reviews and approves all related party transactions.

(14)	Segment and Geographic Information

The Company’s management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthopedic medical products and devices.

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 96% and 93% of sales were in the United States, respectively, for the quarters ended March 31, 2017 and 2016. Total revenue by major geographic area is reported is reported below as follows:

	Quarter Ended March 31,
	2017	2016
United States	$21,104,489	$19,604,142
Rest of world	978,180	1,373,193
Total revenue	$22,082,669	$20,977,335

(15)	Subsequent Events

On April 30, 2017, the Company and its wholly owned subsidiaries, entered into a forbearance agreement (the “Forbearance Agreement”) with the Bank. Pursuant to the Forbearance Agreement, the Bank agreed to forbear from exercising its rights and remedies under the LSA, as amended by the Modification Agreement with respect to certain defaults from the date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any Event of Default (as defined in the LSA), (b) the failure of Borrower to promptly perform under the Forbearance Agreement when required, or (c) May 5, 2017. The defaults consisted of the Company’s failure to comply with the financial covenant that the Company deliver an unqualified opinion from an independent certified public accounting firm on the annual financial statements of the Company for the fiscal year ended December 31, 2016, and the incurrence of cross-defaults under other debt arrangements (all of which have been waived). With the execution of the Fourteen Amendment (see below) and the pay off of the outstanding accounts receivable credit facility balance, the terms of the Forbearance Agreement have been settled and are no longer applicable.

Effective April 30, 2017, the Company, as the guarantor, and ROS entered into the thirteenth amendment to the New Facility. Prior amendments to the New Facility deferred our accrued interest payment date for the fiscal quarter ended on December 31, 2016 until April 30, 2017. The thirteenth amendment further defers our accrued interest payment date for the fiscal quarter ended on December 31, 2016 until May 31, 2017, while also deferring our accrued interest payment date for the fiscal quarter ended on March 31, 2017 until May 31, 2017.

The interest due on May 31, 2017 for the fiscal quarter ended on December 31, 2016 will be $1,147,329, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on December 31, 2016, or 1%. The interest due on May 31, 2017 for the fiscal quarter ended on March 31, 2017 will be $1,139,597, plus interest accrued on such interest from April 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on March 31, 2017, or 1%.

Effective May 11, 2017, Bacterin International, Inc. (“Bacterin”), a Nevada corporation and wholly-owned subsidiary of Xtant Medical Holdings, Inc. (the “Company”), as borrower, the Company, X-Spine Systems, Inc., an Ohio corporation and wholly-owned subsidiary of the Company, and Xtant Medical, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, collectively as the guarantors, ROS Acquisition Offshore LP (“ROS”) and OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”), entered into the Fourteenth Amendment to Amended and Restated Credit Agreement (the “Amendment”), which amended the existing Amended and Restated Credit Agreement (the “Facility”).

Prior amendments to the Facility deferred Bacterin’s accrued interest payment date for the fiscal quarter ended on December 31, 2016 until May 31, 2017. The Amendment further defers Bacterin’s accrued interest payment date for the fiscal quarter ended on December 31, 2016 until June 30, 2017, while also deferring Bacterin’s accrued interest payment date for the fiscal quarter ended on March 31, 2017 until June 30, 2017.

The interest due on June 30, 2017 for the fiscal quarter ended on December 31, 2016 will be $1,147,329.47, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate (as defined in the Facility) for the fiscal quarter ended on December 31, 2016, or 1%. The interest due on June 30, 2017 for the fiscal quarter ended on March 31, 2017 will be $1,139,597.47, plus interest accrued on such interest from April 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on March 31, 2017, or 1%.

The Amendment also allows for X-Spine to make addition term loans with ROS and Royalty Opportunities in an aggregate amount of up to $15,000,000.  The amount of each loan draw made by X-Spine will be subject to a the Company’s production of a thirteen-week cash flow forecast that is approved by ROS and Royalty Opportunities.  The making of each Additional Delayed Draw Loan by ROS and Royalty Opportunities shall be subject to the satisfaction (or waiver in writing by each lender) of conditions precedent, including closing certificate, delivery of budget, the hiring of a Chief Restructuring Officer, a payoff letter from Silicon Valley Bank, and other satisfactory documents.

Also, on May 8, 2017, the Company entered into an agreement (the “CRO Agreement”) with Aurora Management Partners Inc. (“Aurora”).  Pursuant to the CRO Agreement, David Baker will now serve as Chief Restructuring Officer of the Company (the “CRO”) and Wayne Tanner will serve as a Deputy Restructuring Officer of the Company.  The CRO and Aurora personnel assisting on this engagement will report to the special restructuring committee of the Board of Directors of the Company and will provide periodic updates on progress made in fulfilling the scope of services.  The term of the agreement will begin on May 8, 2017, and the term continues until the engagement is completed or earlier if the engagement is terminated by either party.   Aurora will be paid the hourly rates set forth on Schedule A to the CRO Agreement and will reimbursed for its expenses actually incurred in providing the services.  The CRO Agreement may be terminated by either party, in its sole discretion, for any reason and the termination is effective immediately upon the other party’s receipt of written notice of the termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

•	our ability to comply with the covenants in our senior credit facility and to make all upcoming and deferred interest payments;

•	our ability to maintain sufficient liquidity to fund our operations;

•	our ability to remain listed on the NYSE MKT;

•	our ability to obtain financing on reasonable terms;

•	our ability to increase revenue;

•	our ability to continue as a going concern;

•	our ability to maintain sufficient liquidity to fund our operations;

•	the ability of our sales force to achieve expected results;

•	our ability to remain competitive;

•	government regulations;

•	our ability to innovate and develop new products;

•	our ability to obtain donor cadavers for our products;

•	our ability to engage and retain qualified technical personnel and members of our management team;

•	the availability of our facilities;

•	government and third-party coverage and reimbursement for our products;

•	our ability to obtain regulatory approvals;

•	our ability to successfully integrate recent and future business combinations or acquisitions;

•	our ability to use our net operating loss carry-forwards to offset future taxable income;

•	our ability to deduct all or a portion of the interest payments on the notes for U.S. federal income tax purposes;

•	our ability to service our debt;

•	product liability claims and other litigation to which we may be subjected;

•	product recalls and defects;

•	timing and results of clinical studies;

•	our ability to obtain and protect our intellectual property and proprietary rights;

•	infringement and ownership of intellectual property;

•	our ability to remain accredited with the American Association of Tissue Banks.

•	influence by our management;

•	our ability to pay dividends; and

•	our ability to issue preferred stock.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2016.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

Results of Operation

Comparison of Quarters Ended March 31, 2017 and March 31, 2016

Going Concern

The Company has incurred losses since its inception. The terms, conditions and amounts outstanding under the Company’s debt agreements (See Note 7, “Debt” above) raise substantial doubt about the Company’s ability to continue as a going concern. The Company has established a special committee of its board of directors to evaluate restructuring alternatives, assist in related negotiations with the Company’s lenders and consider alternatives for raising new capital. The Company also is evaluating various cost-reduction and cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Revenue

Total revenue for the quarter ended March 31, 2017 increased approximately 5.3% to $22,082,669 compared to $20,977,335 in the prior year. The increase of $1,105,334 is mostly due to the impact of new products.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales decreased by 4.6% or $319,665 to $6,557,602 for the quarter ended March 31, 2017 from $6,877,267 for the quarter ended March 31, 2016. Cost of sales as a percent of total sales was 29.7% of revenues for the quarter ended March 31, 2017, compared to 32.8% in the first quarter ended 2016. The decrease is due to product mix and improved manufacturing efficiencies.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 6.1%, or $1,011,326 for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 18.5%, or $643,556, to $4,128,268 for the quarter ended March 31, 2017, compared to the same period of 2016. The increase is due to increased personnel related expenses. Maintenance and repair expense decreased to $90,819 for the first quarter of 2017 from $118,163 in the same period last year.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 4.6%, or $484,053, to $10,977,019 for the quarter ended March 31, 2017, compared to $10,512,966 for the same period of 2016. As a percentage of revenue, sales and marketing expenses decreased to 49.8% in the first quarter of 2017 from 50.1% in the prior year first quarter. The increase is due to increased commissions tied to increased revenues. For the quarter ended March 31, 2017 the Company expensed advertising costs of $53,551 as incurred and $100,298 for the same period in 2016.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses decreased $200,940 or 22.3% from $899,575 for the quarter ended March 31, 2016 to $698,635 for the same period of 2017. The decrease is mostly due to reduction in personnel.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived intangible assets, patents and equipment that resulted from expanded clean rooms to support the increased sales. Depreciation and amortization expense increased $72,631 to $1,280,965 for the quarter ended March 31, 2017, from $1,208,334 for the same period in 2016. The increase is due in part to increase in surgical trays in the latter part of 2016.

Acquisition and Integration Related Expenses

 Acquisition and integration related expenses are zero for the quarter ended March 31, 2017 and $301,773 for the same period in 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the acquisition. Integration related expenses consist of samples, travel, retention bonuses and software.

Separation Related Expenses

Separation related expenses are $224,374 for the quarter ended March 31, 2017 and zero for the same period in 2016. The expense consists of those items related to reductions in force. Management believes that there will be further reductions in force in the coming quarters.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense increased $89,427 to $144,723 for the quarter ended March 31, 2017, from $55,296 for the same period in the prior year.

Interest Expense

Interest expense is from our debt instruments. Interest expense for the quarter ended March 31, 2017 increased $573,215 to $3,400,389 as compared to $2,827,174 in the first quarter ended 2016. The increase in interest expense is due to increased long term and convertible debt.

Change in Warrant Derivative Liability

For the quarter ended March 31, 2017, the Company recorded a gain in its non-cash warrant derivative liability of $170,031 which was primarily driven by change in the closing price of the Company’s common stock at March 31, 2017. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Other Income (Expense)

Other expense for the first quarter of 2017 was $12,344 as compared to other expense of $425,000 for the same period in 2016. Other income (expense) includes other related legal expenses, gain or loss on the sale of fixed assets and miscellaneous minor adjustments to account balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility and other debt transactions. At March 31, 2017, we had $18,806,877 of cash and cash equivalents and accounts receivable.

In connection with the Rights Offering, the Company distributed to holders of its common stock and to holders of its convertible notes, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of common stock and one Tradeable Warrant. On October 31, 2016, the Company entered into the Dealer-Manager Agreement with Maxim, to engage Maxim as dealer-manager for the Rights Offering.

In the Rights Offering, holders received two subscription rights for each share of common stock, or each share of common stock underlying our convertible notes owned on the record date, October 21, 2016. Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s common stock could elect to receive, in lieu of shares of common stock in excess of that threshold, Pre-Funded Warrants, and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of common stock was reduced by the $0.01 exercise price. No Pre-Funded Warrants were sold in the Rights Offering.

The Rights Offering closed on November 14, 2016. The units were priced at $0.75 per unit with gross proceeds from the Rights Offering of approximately $3.8 million and the net proceeds from the Rights Offering of approximately $2.5 million after deducting fees and expenses payable, and after deducting other expenses payable by us and excluding any proceeds received upon exercise of any Tradeable Warrants issued in the offering. Each Tradeable Warrant is exercisable for a period of five years for one share of common stock at an exercise price of $0.90 per share. The Tradeable Warrants associated with the equity raised were subject to an analysis that resulted in the Tradeable Warrants being recorded as equity with the common stock in stockholder’s equity. After the one-year anniversary of issuance, we may redeem the Tradeable Warrants for $0.01 per Tradeable Warrant if the volume weighted average price of our common stock is above $2.25 for each of 10 consecutive trading days.

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

Net cash provided by operating activities for the quarter ended March 31, 2017 was $436,205 from various operating activities. For the comparable period of 2016, net cash provided by operating activities was $1,027,309.

Net cash used in investing activities for the quarter ended March 31, 2017 was $310,078 due to purchase of property and equipment.

Net cash used in financing activities was $217,555 for the first quarter 2017 due to payments on capital leases and the revolving line of credit.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our March 31, 2017 cash on hand and accounts receivable balance of $18,806,877 along with anticipated operating cash receipts from sales expected from operations and our line of credit may not be sufficient to meet our anticipated cash requirements through March 31, 2018. We do not anticipate that we will have sufficient cash funds to service current interest obligations under our senior credit facility and convertible debt.

The Company has incurred losses since its inception. The terms, conditions and amounts outstanding under the Company’s debt agreements (See Note 7, “Debt” above) raise substantial doubt about the Company’s ability to continue as a going concern. The Company has established a special committee of its board of directors to evaluate restructuring alternatives, assist in related negotiations with the Company’s lenders and consider alternatives for raising new capital. The Company also is evaluating various cost-reduction and cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of March 31, 2017.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.   Defaults Upon Senior Securities

 Not Applicable.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

10.1	Eighth Amendment to Amended and Restated Credit Agreement, dated as of January 13, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.2	Ninth Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed February 1, 2017 and incorporated by reference herein).

10.3	Tenth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed February 15, 2017 and incorporated by reference herein).

10.4	Eleventh Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed March 2, 2017 and incorporated by reference herein).

10.5	Twelfth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of March 31, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed April 6, 2017 and incorporated by reference herein).

10.6	Securities Purchase Agreement, dated January 17, 2017, between Xtant Medical Holdings, Inc. and Bruce Fund, Inc. (filed as Exhibit 10.2 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.7	Securities Purchase Agreement, dated January 17, 2017, between Xtant Medical Holdings, Inc. and Park West Partners International, Limited. (filed as Exhibit 10.3 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.8	Securities Purchase Agreement, dated January 17, 2017, between Xtant Medical Holdings, Inc. and Park West Investors Master Fund, Limited. (filed as Exhibit 10.4 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.9	Securities Purchase Agreement, dated January 17, 2017, between Xtant Medical Holdings, Inc. and Telemetry Securities, L.L.C. (filed as Exhibit 10.5 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.10	Securities Purchase Agreement (for sale of the Indenture Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.6 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.11

Convertible Promissory Note in the principal amount of $995,700, dated January 17, 2017, made by Xtant Medical Holdings, Inc. in favor of ROS Acquisition Offshore LP. (filed as Exhibit 10.7 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.12	Convertible Promissory Note in the principal amount of $564,300, dated January 17, 2017, made by Xtant Medical Holdings, Inc. in favor of OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.8 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.13	Registration Rights Agreement (for Common Stock underlying the Indenture Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.9 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.14	Securities Purchase Agreement (for sale of the PIK Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.10 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.15	Convertible Promissory Note in the principal amount of $42,856.59, dated January 17, 2017, made by Xtant Medical Holdings, Inc. in favor of ROS Acquisition Offshore LP. (filed as Exhibit 10.11 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.16	Convertible Promissory Note in the principal amount of $24,288.41, dated January 17, 2017, made by Xtant Medical Holdings, Inc. in favor of OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.12 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.17	Registration Rights Agreement (for Common Stock underlying the PIK Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.13 to Form 8-K filed January 20, 2017 and incorporated by reference herein).

10.18	Separation Agreement and General Release dated January 21, 2017 by and between Daniel S. Goldberger and Bacterin International, Inc., and Xtant Medical Holdings, Inc. (filed as Exhibit 10.1 to Form 8-K filed January 23, 2017 and incorporated by reference herein).

10.19	Amendment No. 1 to Carl O’Connell Employment Agreement, dated effective as of February 17, 2017, between Xtant Medical Holdings, Inc. and Carl O’Connell. (filed as Exhibit 10.1 to Form 8-K filed February 23, 2017 and incorporated by reference herein).

10.20	Amendment No. 2 to John Gandolfo Employment Agreement, dated effective as of February 17, 2017, between Bacterin International, Inc. and John Gandolfo (filed as Exhibit 10.2 to Form 8-K filed February 23, 2017 and incorporated by reference herein).

10.21	Waiver Letter, dated as of March 31, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.2 to Form 8-K filed April 6, 2017 and incorporated by reference herein).

10.22

Waiver, dated as of March 31, 2017, by ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.3 to Form 8-K filed April 6, 2017 and incorporated by reference herein).

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

XTANT MEDICAL HOLDINGS, INC.

Date: May 15, 2017	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

