Form 10-Q
period 2017-06-30
Xtant Medical Holdings, Inc.
filed 2017-08-14
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 14, 2017: 18,092,603.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	As of
	2017	December 31,
	(unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,664,543	$2,578,267
Trade accounts receivable, net of allowance for doubtful accounts of $1,923,287 and $1,653,385, respectively	15,847,142	18,991,872
Current inventories, net	24,932,155	26,266,457
Prepaid and other current assets	831,239	1,149,615
Total current assets	43,275,079	48,986,211

Non-current inventories, net	641,124	971,854
Property and equipment, net	14,037,043	15,840,730
Goodwill	41,534,626	41,534,626
Intangible assets, net	33,672,915	35,940,810
Other assets	1,133,331	827,374

Total Assets	$134,294,118	$144,101,605

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$8,446,454	$10,471,944
Accounts payable - related party (note 13)	291,785	640,442
Revolving line of credit	-	10,448,283
Accrued liabilities	11,627,528	8,982,187
Warrant derivative liability	177,380	333,613
Current portion of capital lease obligations	302,064	244,847
Total current liabilities	20,845,211	31,121,316

Long-term Liabilities:
Capital lease obligation, less current portion	747,000	832,152
Long-term convertible debt, less issuance costs	70,708,939	68,937,247
Long-term debt, less issuance costs	63,285,428	50,284,187
Total Liabilities	155,586,578	151,174,902

Commitments and Contingencies (note 10)
Stockholders’ Deficit:
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and Outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 18,092,603 shares issued and outstanding as of June 30, 2017 and 17,249,315 shares issued and outstanding as of December 31, 2016	18	17
Additional paid-in capital	86,101,803	85,461,210
Accumulated deficit	(107,394,281)	(92,534,524)
Total Stockholders’ Deficit	(21,292,460)	(7,073,297)

Total Liabilities & Stockholders’ Deficit	$134,294,118	$144,101,605

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Orthopedic product sales	$21,371,030	$21,311,322	$43,367,345	$42,119,357
Other revenue	37,130	150,248	123,484	319,548
Total Revenue	21,408,160	21,461,570	43,490,829	42,438,905

Cost of sales	7,880,639	6,758,071	14,438,241	13,635,338

Gross Profit	13,527,521	14,703,499	29,052,588	28,803,567

Operating Expenses
General and administrative	4,526,543	3,899,280	8,654,811	7,383,992
Sales and marketing	11,137,082	10,420,028	22,134,101	20,932,994
Research and development	640,045	783,897	1,338,680	1,683,472
Depreciation and amortization	1,469,603	1,216,696	2,750,568	2,425,030
Acquisition and integration related expenses	-	450,755	-	752,528
Separation related expenses	380,548	-	604,920	-
Non-cash consulting expense	91,857	55,296	236,580	110,592
Total Operating Expenses	18,245,678	16,825,952	35,719,660	33,288,608

Loss from Operations	(4,718,157)	(2,122,453)	(6,667,072)	(4,485,041)

Other Income (Expense)
Interest expense	(3,328,262)	(2,984,186)	(6,728,651)	(5,811,361)
Change in warrant derivative liability	(13,798)	477,639	156,233	496,329
Other income (expense)	(1,632,612)	166,425	(1,620,268)	(258,574)

Total Other Income (Expense)	(4,974,672)	(2,340,122)	(8,192,686)	(5,573,606)

Net Loss from Operations	$(9,692,829)	$(4,462,575)	$(14,859,758)	$(10,058,647)

Net loss per share:
Basic	$(0.54)	$(0.37)	$(0.82)	$(0.84)
Dilutive	$(0.54)	$(0.37)	$(0.82)	$(0.84)

Shares used in the computation:
Basic	18,092,603	12,101,356	18,012,959	11,999,478
Dilutive	18,092,603	12,101,356	18,012,959	11,999,478

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(14,859,758)	$(10,058,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,170,859	3,649,361
Non-cash interest	6,211,365	2,541,890
Loss on disposal of fixed assets	968,591	-
Non-cash consulting expense/stock option expense	397,174	271,374
Provision for losses on accounts receivable and inventory	1,063,331	432,781
Change in derivative warrant liability	(156,233)	(496,329)
Changes in operating assets and liabilities:
Accounts receivable	2,544,399	207,934
Inventories	1,202,035	(2,673,670)
Prepaid and other assets	12,417	(708,693)
Accounts payable	(2,374,147)	3,652,113
Accrued liabilities	63,235	(4,568,572)
Net cash used in operating activities	(756,732)	(7,750,458)

Investing activities:
Purchases of property and equipment and intangible assets	(1,067,868)	(4,369,562)
Net cash used in investing activities	(1,067,868)	(4,369,562)

Financing activities:
Proceeds from long-term debt	11,387,094	-
Payments on capital leases	(27,935)	(49,428)
Proceeds from the issuance of Convertible Debt	-	2,238,166
Proceeds from Revolving Line of Credit	-	5,480,671
Payments on Revolving Line of Credit	(10,448,283)	-
Net proceeds from issuance of stock	-	300,000
Net cash provided by financing activities	910,876	7,969,409

Net change in cash and cash equivalents	(913,724)	(4,150,611)

Cash and cash equivalents at beginning of period	2,578,267	6,368,016
Cash and cash equivalents at end of period	$1,664,543	$2,217,405

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), formerly known as Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, Xtant Medical, Inc., a Delaware corporation, Bacterin International, Inc., (“Bacterin”) a Nevada corporation and X-Spine Systems, Inc. (“X-spine”), an Ohio corporation, (Xtant Medical, Bacterin and X-spine are jointly referred to herein as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Xtant develops, manufactures and markets regenerative orthopedic products for domestic and international markets and fixation devices. Xtant products serve the combined specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease, tissue grafts for the treatment of orthopedic disorders to promote healing following spine, cranial and foot surgeries and the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries.

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

The accompanying interim condensed consolidated financial statements of Xtant for the three and six months ended June 30, 2017 and 2016 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

Going Concern

The Company has incurred losses since its inception. The terms, conditions and amounts outstanding under the Company’s debt agreements (See Note 7, “Debt” below) raise substantial doubt about the Company’s ability to continue as a going concern. The Company has established a special committee of its board of directors to evaluate restructuring alternatives assist in related negotiations with the Company’s lenders and consider alternatives for raising new capital. The Company also is evaluating various cost-reduction and cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

CRO Agreement

On May 8, 2017, the Company entered into an agreement (the “CRO Agreement”) with Aurora Management Partners Inc. (“Aurora”).  Pursuant to the CRO Agreement, David Baker serves as Chief Restructuring Officer of the Company (the “CRO”) and Wayne Tanner serves as a Deputy Restructuring Officer of the Company.  The CRO and Aurora personnel assisting on this engagement report to the special restructuring committee of the board of directors of the Company and provide periodic updates on progress made in fulfilling the scope of services.  The term of the agreement will continue until the engagement is completed or earlier if the engagement is terminated by either party.   Aurora is paid the hourly rates set forth on Schedule A to the CRO Agreement and is reimbursed for its expenses actually incurred in providing the services.  The CRO Agreement may be terminated by either party, in its sole discretion, for any reason and the termination is effective immediately upon the other party’s receipt of written notice of the termination.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at June 30, 2017.

In the six months ended June 30, 2017, Xtant purchased from Norwood Medical less than 10% of its operating products (See Note 13, “Related Party Transactions” below) and approximately 14% for the same period in 2016.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill, and intangible assets and liabilities; valuation allowances for trade receivables, inventory, and deferred income tax assets and liabilities; valuation of the warrant derivative liability, inventory, and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

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

Other Income (Expense)

Other income (expense) primarily consists of non-recurring items that are outside of the normal Company’s operations such as other related legal expenses, gain or loss on the sale of fixed assets, restructuring costs and miscellaneous minor adjustments to account balances.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the six months ended June 30, 2017 and 2016, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 7,477,910 and 1,798,192 outstanding stock options and warrants for the six months ended June 30, 2017 and 2016, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the six months ended June 30, 2017 and 2016, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of June 30, 2017	As of December 31, 2016
Level 1	-	-
Level 2	-	-
Level 3	$177,380	$333,613

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us (See Note 9, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2017:

Warrant derivative liability

Balance at January 1, 2017	$333,613
Gain recognized in earnings in first quarter of 2017	(170,031)
Balance at March 31 , 2017	$163,582
Loss recognized in earnings in second quarter of 2017	13,798
Balance at June 30, 2017	$177,380

During the six months ended June 30, 2017, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

(2)	Equity

In connection with the offering of units pursuant to the subscription rights, referred to as the “Rights Offering,” the Company distributed to holders of its common stock and to holders of its convertible notes, at no charge, non-transferable subscription rights to purchase units. Each unit consisted of one share of common stock and one tradeable warrant representing the right to purchase one share of common stock (“Tradeable Warrants”). On October 31, 2016, the Company entered into a dealer-manager agreement (the “Dealer-Manager Agreement”) with Maxim Group LLC (“Maxim”), to engage Maxim as dealer-manager for the Rights Offering.

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

The Rights Offering closed on November 14, 2016. The units were priced at $0.75 per unit with gross proceeds from the Rights Offering of approximately $3.8 million and the net proceeds from the Rights Offering of approximately $2.5 million after deducting fees and expenses payable, and after deducting other expenses payable by us and excluding any proceeds received upon exercise of any Tradeable Warrants issued in the offering. Each Tradeable Warrant is exercisable for a period of five years for one share of common stock at an exercise price of $0.90 per share. The Tradeable Warrants associated with the equity raised were subject to an analysis that resulted in the Tradeable Warrants being recorded as equity and a component of stockholder’s equity. After the one-year anniversary of issuance, we may redeem the Tradeable Warrants for $0.01 per Tradeable Warrant if the volume weighted average price of our common stock is above $2.25 for each of 10 consecutive trading days.

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

(3)	Inventories, Net

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
Current inventories:
Raw materials	$3,894,647	$4,833,403
Work in process	1,462,480	1,891,380
Finished goods	23,892,913	23,878,040
Gross current inventories	29,250,040	30,602,823
Reserve for obsolescence	(4,317,885)	(4,336,366)
Current inventories, net	24,932,155	26,266,457
Non-current inventories:
Finished goods	1,054,287	1,385,017
Reserve for obsolescence	(413,163)	(413,163)
Non-current inventories, net	641,124	971,854
Total inventories, net	$25,573,279	$27,238,311

(4)	Property and Equipment, Net

Property and equipment, net are as follows:

	June 30,	December 31,
	2017	2016
Equipment	$4,548,670	$4,629,754
Computer equipment	499,265	416,233
Computer software	507,154	529,726
Furniture and fixtures	184,665	181,566
Leasehold improvements	4,036,484	4,053,837
Vehicles	10,000	10,000
Surgical instruments	13,033,537	13,876,757
Total cost	22,819,775	23,697,873
Less: accumulated depreciation	(8,782,732)	(7,857,143)
Property and equipment, net	$14,037,043	$15,840,730

The Company provides surgical instruments to surgeons to use during surgical procedures. Instruments are classified as non-current assets and are recorded as property and equipment. Instruments are recorded at cost and are carried at book value (cost less accumulated depreciation). Depreciation is calculated using the straight-line method using a five year useful life. Depreciation expense related to property and equipment, including property under capital lease, for the first six months of 2017 and 2016 was $1,862,124 and $1,406,026, respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of June 30, 2017, the Company has recorded $1,562,408 gross assets in Equipment, and $457,666 of accumulated depreciation relating to assets under capital leases.

(5)	Intangible Assets

Intangible assets consist of various patents with regard to processes for its products and intangible assets associated with the acquisition of X-spine.

The following table sets forth information regarding intangible assets:

	June 30, 2017	December 31, 2016
Patents	802,381	747,249
Acquisition related intangibles:
Technology	28,698,700	28,698,700
Customer relationships	9,911,000	9,911,000
Tradename	4,543,300	4,543,300
Non-compete	40,500	40,500
Accumulated amortization	(10,322,966)	(7,999,939)
Intangible assets, net	$33,672,915	$35,940,810

Aggregate amortization expense:	$2,323,527	$4,479,010

The following is a summary of estimated future amortization expense for intangible assets as of June 30, 2017:

Remainder of 2017	$2,324,570
2018	4,663,049
2019	4,553,464
2020	4,470,853
2021	4,213,507
Thereafter	13,447,472
Total	$33,672,915

(6)	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2017	2016
Accrued stock compensation	$450,338	$213,758
Wages/commissions payable	3,597,331	3,330,578
Accrued integration expense	-	73,510
Accrued interest payable	5,436,111	3,090,585
Other accrued expenses	2,143,748	2,273,756
Accrued liabilities	$11,627,528	$8,982,187

(7)	Debt

Convertible Note Indenture

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

Both the Additional Notes and the Notes bear interest at a rate equal to 6.00% per year. Following the first interest payment date for the Notes, which was April 15, 2016 and July 15, 2016 for the Additional Notes, interest on the Notes will be payable semiannually in arrears on January 15 and July 15 of each year. Interest accrues on the Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from July 31, 2015 for the Notes, and April 14, 2016 for the Additional Notes. Unless earlier converted or repurchased, the Notes and Additional Notes will mature on July 15, 2021.

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

Amended and Restated Credit Agreement

On July 31, 2015 the Company recorded $42 million of principal debt pursuant to an Amended and Restated Credit Agreement (the “New Facility”) with ROS Acquisition Offshore LP (“ROS”) and OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) with a maturity date (the “Maturity Date”) of July 31, 2020. Interest under the New Facility is bifurcated into a “cash pay” portion and a “payment-in-kind” (“PIK”) portion. Until June 30, 2018 (the “First Period”), interest on loans outstanding under the New Facility will accrue at a rate equal to the sum of (a) 9% per annum, which portion of interest will be payable in cash, plus (b) additional interest (“PIK Interest”) in an amount equal to (i) the sum of 14% per annum, plus the higher of (x) the LIBO Rate and (y) 1% per annum, minus (ii) 9% per annum, which portion of interest will be payable “in kind”. On or after June 30, 2018 until the New Facility is repaid in full (the “Second Period”), interest on loans outstanding under the New Facility will accrue at a rate equal to the sum of (a) 12% per annum, which portion of interest will be payable in cash, plus (b) PIK Interest in an amount equal to the difference of (i) the sum of 14% per annum, plus the higher of (x) the LIBO Rate and (y) 1% per annum, minus (ii) 12% per annum, which portion of interest will be payable “in kind.” In both the First Period and the Second Period, the portion of accrued interest constituting PIK Interest will not be payable in cash but will instead be added to the principal amount outstanding under the New Facility. However, at our option, we may choose to make any “payment-in-kind” interest payment in cash. Until the third anniversary of the closing date of the New Facility, we will not be allowed to voluntarily prepay the New Facility. Whenever loans outstanding under the New Facility are prepaid or paid, whether voluntarily, involuntarily or on the Maturity Date, a fee of 7.5% on the amount paid will be due and payable. The New Facility contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Company to maintain revenue and liquidity at levels set forth in the New Facility and ensure that the Company’s senior consolidated leverage ratio does not exceed levels set forth in the New Facility. The New Facility also restricts us from making any payment or distribution with respect to, or purchasing, redeeming, defeasing, retiring or acquiring, the Notes other than payments of scheduled interest on the Notes, issuance of shares of our common stock upon conversion of the Notes, and payment of cash in lieu of fractional shares. The loans under the New Facility are guaranteed by Xtant and its current and future subsidiaries and are secured by substantially all of the current and future assets of Xtant and its subsidiaries.

Approximately $4.9 million of expenses were incurred in conjunction with the acquisition, the issuance of convertible debt and the amendment and restatement of our credit facility with ROS and Royalty Opportunities. Of that amount, approximately $4.7 million of debt issuance costs was capitalized and is being amortized over the life of the debt.

We have entered into several amendments to the New Facility, and the material provisions of such amendments that have been subsequently modified or restated are summarized below.

On July 29, 2016 we entered into the fourth amendment to the New Facility which provided for an additional “Tranche A Commitment” in an amount up to $1,000,000 from the OrbiMed Purchasers, which was made available to us on July 29, 2016 for a total of $43 million loan payable to ROS and Royalty Opportunities.

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

The seventh amendment (effective December 31, 2016), eighth amendment (effective January 13, 2017), ninth amendment (effective January 31, 2017), tenth amendment (effective February 14, 2017), eleventh amendment (effective February 28, 2017), twelfth amendment (effective March 31, 2017), thirteenth amendment (effective April 30, 2017), fourteenth amendment (effective May 11, 2017) and fifteenth amendment (effective June 30, 2017) deferred our accrued interest payment date for the fiscal quarter ended December 31, 2016, until July 15, 2017. The interest due on July 15, 2017 was $1,147,329, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate (as defined in the New Facility) for the fiscal quarter ended on December 31, 2016, or 1%.

The seventh amendment also made several other modifications, all of which were restated by the twelfth amendment described below. In addition to the December 31, 2016 deferral, the twelfth amendment, thirteenth amendment, fourteenth amendment and fifteenth amendment deferred our accrued interest payment date for the fiscal quarter ended on March 31, 2017 until July 15, 2017. The interest due on July 15, 2017 for the fiscal quarter ended on March 31, 2017 was $1,139,597, plus interest accrued on such interest from April 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on March 31, 2017, or 1%. The fifteenth amendment also deferred our accrued interest payment date for the fiscal quarter ended on June 30, 2017 until July 15, 2017. The interest due on July 15, 2017 for the fiscal quarter ended on June 30, 2017 was $1,169,543.56, plus interest accrued on such interest from July 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on June 30, 2017, or 1%.

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

Effective May 11, 2017, the parties entered into the fourteenth amendment to the New Facility and the amended guarantors were Xtant, X-Spine and Xtant Medical Inc., collectively. X-Spine was defined as the Additional Delayed Draw Borrower of new term loans. The fourteenth amendment allowed for X-Spine to make additional term loans with ROS and Royalty Opportunities in an aggregate amount of up to $15,000,000.  The amount of each loan draw made by X-Spine is subject to the Company’s production of a thirteen-week cash flow forecast that is approved by ROS and Royalty Opportunities.  The funding of each Additional Delayed Draw Loan by ROS and Royalty Opportunities is subject to the satisfaction (or waiver in writing by each lender) of conditions precedent, including closing certificate, delivery of budget, the hiring of a CRO, a payoff letter from the Bank (see below), and other satisfactory documents.

Revolving Credit Line Loan and Security Agreement

On May 25, 2016, we entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank, a California corporation (the “Bank”), pursuant to which the Bank agreed to provide us with a revolving line of credit in the aggregate principal amount of $6,000,000.

On August 12, 2016, we entered into a First Loan Modification Agreement (the “Modification Agreement”) with the Bank, which amended certain provisions of the LSA. Pursuant to the terms of the Modification Agreement, the Bank increased the aggregate principal amount of the revolving line of credit to $11,000,000.

On May 12, 2017 the Company paid off all obligations under the LSA with funds from the above New Facility.

Long-term debt consists of the following:

	June 30,	December 31,
	2017	2016
Loan payable to ROS and Royalty Opportunities (See details above)	$54,387,094	$43,000,000
PIK Interest payable to ROS and Royalty Opportunities	9,210,839	7,648,776
6% convertible senior unsecured notes due 2021 (See details above)	71,865,311	70,238,166
Gross long-term debt	135,463,244	120,886,942
Less: debt issuance costs	(1,468,877)	(1,665,508)
Long-term debt, less issuance costs	$133,994,367	$119,221,434

The following is a summary of maturities due on the debt as of June 30, 2017:

Remainder of 2017	$-
2018	-
2019	-
2020	63,597,933
2021	71,865,311
Thereafter	-
Total	$135,463,244

(8)	Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our board of directors. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. Executives may be awarded an option to purchase common stock outside of the Plan (collectively the “Non-Plan Grants”), as described below. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 1,900,000 shares are currently authorized under the Plan and at June 30, 2017, we had approximately 670,000 shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were issued in the first six months of 2017 or 2016.

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows:

	2017			2016
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	1,205,913	$5.21	$2.82	664,081	$10.64	$5.32
Cancelled or expired	(19,334)	11.42	7.91	(101,875)	9.60	4.54
Outstanding at June 30	1,186,579	$5.11	$2.80	562,206	$10.83	$5.46
Exercisable at June 30	388,021	$11.42	$5.67	388,603	$12.82	$6.20

The aggregate intrinsic value of options outstanding as of June 30, 2017 was zero because the closing price of the stock at June 30, 2017 was less than the strike price of all options outstanding. As of June 30, 2017, there were 798,558 unvested options with a weighted average fair value at the grant date of $1.48 per option. As of June 30, 2017, we had approximately $526,000 in compensation expense related to unvested awards not yet recognized.

Total share based compensation recognized for employees, directors and consultants was $397,174 and $321,464 for the six months ended June 30, 2017 and 2016, respectively.

On July 5, 2016, the Company granted 130,804 restricted stock units and options to our six independent Directors of the Company (Messrs. Lopach, Swanson, Deedrick, Buckman, Mazzocchi and Timko). This group of annual awards valued at approximately $40,000 per director vested on July 5, 2017 and were granted when the stock price was $1.99 per share. The total expense is being recognized ratably over the period as Non-cash consulting expense. In the six months ended June 30, 2017, $130,444 was expensed.

Effective January 21, 2017, Daniel Goldberger resigned as Chief Executive Officer and a director of the Company and Carl O’Connell was appointed as Interim Chief Executive Officer of the Company. Mr. Goldberger’s Non-plan Grant option to purchase 200,000 shares of our common stock is at $6.00 and was cancelled. In connection with his departure, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) on January 21, 2017, with Mr. Goldberger. The Separation Agreement provides that, among other things, Mr. Goldberger will provide transitional consulting services to the Company for a period of up to three (3) months from the date of the Separation Agreement at the request of the Company’s board. Mr. Goldberger will receive an additional $130,000 in compensation payable in equal monthly installments of $43,333 beginning April 21, 2017 and ending June 21, 2017. Further, if the Company determined that Mr. Goldberger earned a bonus for 2016, such bonus will be paid in accordance with the applicable Company policies.

Effective February 17, 2017, our board of directors appointed Carl O’Connell to serve as the Chief Executive Officer and a director of the Company after serving as Interim Chief Executive Officer of the Company since January 21, 2017. Mr. O’Connell serves as a Class I Director until the 2018 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. As Mr. O’Connell is an officer of the Company, he does not qualify as an independent director and does not serve on any committees of the Board. On October 6, 2016, we issued an option to purchase 300,000 shares of our common stock as Non-Plan Grants at $1.11 per share to Carl O’Connell which remain outstanding and the related expense recognized in the six months ended June 30, 2017 was $16,378.

(9)	Warrants

The following table summarizes our warrant activities for the six months ended June 30, 2017:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2016	1,278,566	$8.45
Issued	5,055,345	0.90
Expired	(42,580)	31.73
Outstanding at January 1, 2017	6,291,331	$2.23
Issued	-	-
Expired	-	-
Outstanding at June 30, 2017	6,291,331	$2.23

We utilize a lattice valuation model to determine the fair market value of the warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $156,233 resulting from the change in the fair value of the warrant derivative liability for the first six months of 2017. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Quarter Ended
	June 30,
	2017		2016
Value of underlying common stock (per share)	$0.66		$1.91
Risk free interest rate	1.85%		0.80%
Expected term	5.1	years	3.5	years
Volatility	96%		68%
Dividend yield	0%		0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the six months ended June 30, 2017 and 2016:

	2017	2016
Balance at January 1,	1,125,119	1,125,119
Derivative warrants issued, exercised and expired	-	-
Balance at June 30,	1,125,119	1,125,119

(10)	Commitments and Contingencies

Operating Leases

We lease five office facilities under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend the five leases for up to another ten year term and for one facility, we have the right of first refusal on any sale.

Future minimum payments for the next five years and thereafter as of June 30, 2017, under these leases, are as follows:

Remainder of 2017	$398,131
2018	806,747
2019	668,807
2020	396,263
2021	375,289
Thereafter	1,038,416
Total	$3,683,653

Rent expense was $395,387 and $458,814 for the six months ended June 30, 2017 and 2016, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Capital Leases

Future minimum payments for the next five years and thereafter as of June 30, 2017, under these capital leases, are as follows:

Remainder of 2017	$252,369
2018	494,535
2019	462,544
2020	181,714
2021	-
Thereafter	-
Total minimum lease payments	1,391,162
Less amount representing interest	(342,097)
Present value of obligations under capital leases	1,049,065
Less current portion	(302,065)
Long-term capital lease obligations	$747,000

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

The Company did not recognize any interest or penalties related to income taxes for the six months ended June 30, 2017 and 2016.

(12)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended
	June 30,
	2017	2016
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$386,480	$3,969,838
Non-cash activity:
Interest converted into common stock	$480,000	$-

(13)	Related Party Transactions

Darrel Holmes, our former Chief Operating Officer of our Bacterin subsidiary, serves on the board of American Donor Services Inc. (“ADS”). Mr. Holmes receives $5,000 per year for his service to ADS. ADS recovers tissue from donors and we reimburse ADS for its recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the six months ended June 30, 2017 and 2016 was $640,717 and $667,000, respectively. Our relationship with ADS has benefited us, as ADS provides us with current donors and a pipeline for future donors, which is necessary to our success.

Certain of X-spine’s former shareholders own over 10% of our common stock in conjunction with the acquisition, and have owned a controlling interest of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical.  In the first six months of 2017, Xtant purchased from Norwood Medical less than 10% of its operating products and approximately 14% for the same period in 2016.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 96% and 93% of sales were in the United States, respectively, for the six months ended June 30, 2017 and 2016. Total revenue by major geographic area is reported is reported below as follows:

	Six Months Ended June 30,
	2017	2016
United States	$42,409,696	$40,126,655
Rest of world	1,081,133	2,312,250
Total revenue	$43,490,829	$42,438,905

(15)	Subsequent Events

Sixteenth Amendment to Amended and Restated Credit Agreement

Effective July 15, 2017, the Company entered into the Sixteenth Amendment to Amended and Restated Credit Agreement with ROS and Royalty Opportunities. The sixteenth amendment further deferred Bacterin’s accrued interest payment date for the fiscal quarter ended on December 31, 2016 until August 15, 2017, while also deferring Bacterin’s accrued interest payment date for the fiscal quarters ended on March 31, 2017 and June 30, 2017 until August 15, 2017.

The interest due on August 15, 2017 for the fiscal quarter ended on December 31, 2016 will be $1,147,329, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate (as defined in the New Facility) for the fiscal quarter ended on December 31, 2016, or 1%. The interest due on August 15, 2017 for the fiscal quarter ended on March 31, 2017 will be $1,139,597, plus interest accrued on such interest from April 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on March 31, 2017, or 1%. The interest due on August 15, 2017 for the fiscal quarter ended on June 30, 2017 will be $1,169,544, plus interest accrued on such interest from July 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on June 30, 2017, or 1%.

Omnibus Waiver

Effective July 15, 2017, ROS, Royalty Opportunities, Bruce Fund Inc. (“Bruce Fund”), Park West Partners International, Limited (“PWPI”), Park West Investors Master Fund, Limited (“PWIMF”) and Telemetry Securities, L.L.C (“Telemetry” and, together with ROS, Royalty Opportunities, Bruce Fund, PWPI and PWIMF, collectively, the “Holders”) entered into an Omnibus Waiver which deferred interest accrued on the Holders’ convertible promissory notes. The Holders are registered holders of the Notes.

Under the Omnibus Waiver and pursuant to Section 9.02 of the Indenture and Section 10.13 of the Notes, the interest due July 15, 2017 on the Notes has been deferred until August 15, 2017, to be paid in cash together with interest accrued on such interest from July 15, 2017 to the date of the payment thereof at a rate equal to 6.00% per annum plus 100 basis points. Also under the Omnibus Waiver, the Holders waived any event of default that has occurred under the Indenture or the Notes as a result of the Company’s failure to pay interest accrued on the Notes on July 15, 2017.

The convertible interest due on July 15, 2017 under the Company’s various convertible promissory notes was deferred by the holders of such notes until August 15, 2017. The company is currently negotiating amendments to the indenture dated July 31, 2015, and to the additional convertible promissory notes held by ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP to extend the date for the payment of such interest. No assurance can be given that the Company will be successful in obtaining appropriate amendments by August 15, 2017, or at all, or that if the Company becomes in default under the convertible promissory notes on August 15, 2017, that the holders thereof will waive such a default in subsequent amendments.

Seventeenth Amendment and Waiver to Amended and Restated Credit Agreement

Effective August 11, 2017, the Company entered into the Seventeenth Amendment and Waiver to Amended and Restated Credit Agreement with ROS and Royalty Opportunities.  The seventeenth amendment further defers Bacterin’s accrued interest payment date for the fiscal quarters ended on December 31, 2016, March 31, 2017 and June 30, 2017 until September 30, 2017.

The interest due on September 30, 2017 for the fiscal quarter ended on December 31, 2016 will be $1,147,329.47, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate (as defined in the New Facility) for the fiscal quarter ended on December 31, 2016, or 1%. The interest due on September 30, 2017 for the fiscal quarter ended on March 31, 2017 will be $1,139,597.47, plus interest accrued on such interest from April 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on March 31, 2017, or 1%. The interest due on September 30, 2017 for the fiscal quarter ended on June 30, 2017 will be $1,169,543.56, plus interest accrued on such interest from July 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on June 30, 2017, or 1%.

The seventeenth amendment modified the minimum revenue base covenant for the quarters ending June 30, 2017, and September 30, 2017.  The seventeenth amendment also modified the minimum liquidity financial covenant of the New Facility by allowing the Company and its subsidiaries to maintain a liquidity amount of not less than $500,000 until September 30, 2017. At all times after September 30, 2017, the liquidity of the Company and its subsidiaries must not be less than $5,000,000.  The seventeenth amendment modified the consolidated senior leverage ratio financial covenant of the New Facility by moving the commencement date of the covenant from the most recent four fiscal quarters ended June 30, 2017, to the most recent four fiscal quarters ended September 30, 2017.  Finally, the seventeenth amendment waived any non-compliance with the covenants set forth in Sections 8.4(a), 8.4(b) and 8.4(c) of the New Facility.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Comparison of Quarters Ended June 30, 2017 and June 30, 2016

Revenue

Total revenue for the quarter ended June 30, 2017 of $21,408,160 remained flat compared to $21,461,570 in the same quarter of the prior year. The decrease of $53,410 or 0.3% was due to a 20.5% increase in biologics revenue offset by a 18.4% decrease in fixation revenue between the two periods.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 16.6% or $1,122,568 to $7,880,639 for the quarter ended June 30, 2017 from $6,758,071 for the quarter ended June 30, 2016. Cost of sales as a percent of total sales was 36.8% of revenues for the quarter ended June 30, 2017, compared to 31.5% in the second quarter ended 2016. The increase is due to a shift in product mix between biologic and fixation revenue. In addition, the Company recorded a charge of $304,000 associated with instrumentation excessive wear and tear and incurred additional expenses for biologic processing supplies during the second quarter of 2017 compared to the prior year.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 8.4%, or $1,419,726 for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 16.1%, or $627,263, to $4,526,543 for the quarter ended June 30, 2017, compared to the same period of 2016. The increase is primarily due to $214,000 of approved contributions to the Company’s 401(k) plan. In addition the company recorded a one-time charge of approximately $233,000 for contractual payments required for its former CEO and $137,000 for a sales tax settlement with the state of Ohio.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 6.9%, or $717,054, to $11,137,082 for the quarter ended June 30, 2017, compared to $10,420,028 for the same period of 2016. As a percentage of revenue, sales and marketing expenses increased to 52.0% in the second quarter of 2017 from 48.6% in the prior year second quarter. The increase is due to increased commissions resulting from increased revenue from distributors who have higher contracted commission rates

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses decreased $143,852 or 18.4% from $783,897 for the quarter ended June 30, 2016 to $640,045 for the same period of 2017. The decrease is mostly due to reduction in research and development personnel.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense increased $252,907 to $1,469,603 for the quarter ended June 30, 2017, from $1,216,696 for the same period in 2016. The increase is due in part to an increase in the purchase of surgical trays in the latter part of 2016.

Acquisition and Integration Related Expenses

Acquisition and integration related expenses are zero for the quarter ended June 30, 2017 and $450,755 for the same period in 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the 2015 X-spine acquisition. Integration related expenses consist of samples, travel, retention bonuses and software expenses incurred as part of that acquisition.

Separation Related Expenses

Separation related expenses are $380,548 for the quarter ended June 30, 2017 and zero for the same period in 2016. The expense consists of severance and related benefit expenses related to reductions in force put in place by Company management. Management anticipates there will be additional reductions in force over the balance of this year.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense increased $36,561 to $91,857 for the quarter ended June 30, 2017, from $55,296 for the same period in the prior year.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense for the quarter ended June 30, 2017 increased $344,076 to $3,328,262 as compared to $2,984,186 in the second quarter ended 2016. The increase in interest expense is due to increased long term and convertible debt.

Change in Warrant Derivative Liability

For the quarter ended June 30, 2017, the Company recorded a loss in its non-cash warrant derivative liability of $13,798 which was primarily driven by the change in the closing price of the Company’s common stock at June 30, 2017. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Other Income (Expense)

Other expense for the second quarter of 2017 was $1,632,612 as compared to other income of $166,425 for the same period in 2016. Other income (expense) includes professional fees associated with the Company’s restructuring, gain or loss on the sale of fixed assets and miscellaneous adjustments to account balances.

Results of Operation

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

Revenue

Total revenue for the six months ended June 30, 2017 increased approximately 2.5% to $43,490,829 compared to $42,438,905 in the prior year. The increase of $1,051,924 is mostly due to the impact of revenue from new biologics products.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 5.9% or $802,903 to $14,438,241 for the six months ended June 30, 2017 from $13,635,338 for the six months ended June 30, 2016. Cost of sales as a percent of total sales was 33.2% of revenues for the six months ended June 30, 2017, compared to 32.1% in the first six months 2016. The decrease is due to product mix shifts to lower margined products.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses increased 7.3%, or $2,431,052 for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 17.2%, or $1,270,819 to $8,654,811 for the six months ended June 30, 2017, compared to the same period of 2016. The increase is primarily due to $214,000 of approved contributions to the Company’s 401(k) plan. In addition the company recorded a one time charge of approximately $233,000 for contractual payments required for its former CEO and $137,000 for a sales tax settlement with the state of Ohio.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 5.7%, or $1,201,107, to $22,134,101 for the six months ended June 30, 2017, compared to $20,932,994 for the same period of 2016. As a percentage of revenue, sales and marketing expenses increased to 50.9% in the first six months of 2017 from 49.3% in the prior year first six months. The increase is due to increased commissions associated with revenue from distributors who have higher contracted commission rates.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses decreased $344,792 or 20.5% from $1,683,472 for the six months ended June 30, 2016 to $1,338,680 for the same period of 2017. The decrease is mostly due to reduction in research and development personnel.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of long-lived intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense increased $325,538 to $2,750,568 for the six months ended June 30, 2017, from $2,425,030 for the same period in 2016. The increase is due in part to an increase in the purchase of surgical trays in the latter part of 2016.

Acquisition and Integration Related Expenses

Acquisition and integration related expenses are zero for the six months ended June 30, 2017 and $752,528 for the same period in 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the 2015 X-spine acquisition. Integration related expenses consist of samples, travel, retention bonuses and software.

Separation Related Expenses

Separation related expenses are $604,920 for the six months ended June 30, 2017 and zero for the same period in 2016. The expense consists of those items related to reductions in force.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense increased $125,988 to $236,580 for the six months ended June 30, 2017, from $110,592 for the same period in the prior year.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense for the six months ended June 30, 2017 increased $917,290 to $6,728,651 as compared to $5,811,361 in the first six months ended 2016. The increase in interest expense is due to increased long term and convertible debt.

Change in Warrant Derivative Liability

For the six months ended June 30, 2017, the Company recorded a gain in its non-cash warrant derivative liability of $156,233 which was primarily driven by change in the closing price of the Company’s common stock at June 30, 2017. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Other Income (Expense)

Other expense for the first six months of 2017 was $1,620,268 as compared to other expense of $258,574 for the same period in 2016. Other income (expense) includes professional fees associated with the Company’s restructuring, gain or loss on the sale of fixed assets and miscellaneous minor adjustments to account balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility, a common stock rights offering and other debt transactions. At June 30, 2017, we had $17,511,685 of cash and cash equivalents and accounts receivable.

Net cash used by operating activities for the six months ended June 30, 2017 was $756,732 from various operating activities. For the comparable period of 2016, net cash used by operating activities was $7,750,458.

Net cash used by investing activities for the six months ended June 30, 2017 was $1,067,868 due to purchase of property and equipment.

Net cash provided by financing activities was $910,876 for the first six months of 2017 due to proceeds from new debt less payments on capital leases and the revolving line of credit.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our June 30, 2017 cash on hand and accounts receivable balance of $17,511,685 along with anticipated operating cash receipts from sales expected from operations and limited term loan capacity may not be sufficient to meet our anticipated cash requirements through June 30, 2018. We do not anticipate that we will have sufficient cash funds to service current interest obligations under our senior credit facility and convertible debt.

The Company has incurred losses since its inception. The terms, conditions and amounts outstanding under the Company’s debt agreements (See Note 7, “Debt” above) raise substantial doubt about the Company’s ability to continue as a going concern. The Company has established a special committee of its board of directors to evaluate restructuring alternatives assist in related negotiations with the Company’s lenders and consider alternatives for raising new capital. The Company also is evaluating various cost-reduction and cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15(f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework Internal Control - Integrated Framework (2013) as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

The Company previously reported that it would hold its annual meeting of shareholders on June 21, 2017. However, the Company has postponed such meeting and is in the process of determining a new date on which to hold the meeting. Because the date of the annual meeting will be more than 30 days from the date of the anniversary of the Company’s previous annual meeting, in accordance with Rule 14a-5(f) under the Exchange Act, the Company is informing stockholders of the change.

Item 6.   Exhibits

10.1	Forbearance Agreement, dated April 17, 2017, among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Form 8-K filed April 17, 2017 and incorporated by reference herein).

10.2	Forbearance Agreement, dated April 21, 2017, among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Form 8-K filed April 24, 2017 and incorporated by reference herein).

10.3	Forbearance Agreement, dated April 30, 2017, by and among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to Form 8-K filed May 4, 2017 and incorporated by reference herein).

10.4	Thirteenth Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed May 4, 2017 and incorporated by reference herein).

10.5	Fourteenth Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed May 12, 2017 and incorporated by reference herein).

10.6	Agreement, dated May 8, 2017, between Xtant Medical Holdings, Inc. and Aurora Management Partners Inc. (filed as Exhibit 10.2 to Form 8-K filed May 12, 2017 and incorporated by reference herein).

10.7	Fifteenth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed July 7, 2017 and incorporated by reference herein).

10.8	Sixteenth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed July 20, 2017 and incorporated by reference herein).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	**	Section 1350 Certification of Chief Executive Officer

32.2	**	Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL INSTANCE DOCUMENT

101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 14, 2017	By:	/s/ John P. Gandolfo
Name: John P. Gandolfo
Title: Chief Financial Officer

