Form 10-Q
period 2017-09-30
Xtant Medical Holdings, Inc.
filed 2017-11-21
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 21, 2017: 18,173,007.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	As of
	2017	December 31,
	(unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,069,088	$2,578,267
Trade accounts receivable, net of allowance for doubtful accounts of $2,109,155 and $1,653,385 respectively	13,909,090	18,991,872
Current inventories, net	24,038,913	26,266,457
Prepaid and other current assets	664,581	1,149,615
Total current assets	40,681,672	48,986,211

Non-current inventories, net	717,817	971,854
Property and equipment, net	11,450,837	15,840,730
Goodwill	41,534,626	41,534,626
Intangible assets, net	32,548,102	35,940,810
Other assets	1,523,430	827,374

Total Assets	$128,456,484	$144,101,605

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$7,350,313	$10,471,944
Accounts payable - related party (note 13)	344,150	640,442
Revolving line of credit	-	10,448,283
Accrued liabilities	13,425,741	8,982,187
Warrant derivative liability	196,929	333,613
Current portion of capital lease obligations	319,095	244,847
Debt, less issuance costs	65,609,693	-
Total current liabilities	87,245,921	31,121,316

Long-term Liabilities:
Capital lease obligation, less current portion	658,011	832,152
Long-term convertible debt, less issuance costs	70,781,212	68,937,247
Long-term debt, less issuance costs	-	50,284,187
Total Liabilities	158,685,144	151,174,902

Commitments and Contingencies (note 10)
Stockholders’ Deficit:
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and Outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 18,173,007 shares issued and outstanding as of September 30, 2017 and 17,249,315 shares issued and outstanding as of December 31, 2016	18	17
Additional paid-in capital	86,297,517	85,461,210
Accumulated deficit	(116,526,195)	(92,534,524)
Total Stockholders’ Deficit	(30,228,660)	(7,073,297)

Total Liabilities & Stockholders’ Deficit	$128,456,484	$144,101,605

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Orthopedic product sales	$19,618,192	$22,907,717	$62,985,537	$65,025,908
Other revenue	170,891	186,423	294,375	505,971
Total Revenue	19,789,083	23,094,140	63,279,912	65,531,879

Cost of sales	8,416,239	7,114,041	23,472,107	20,749,381

Gross Profit	11,372,844	15,980,099	39,807,805	44,782,498

Operating Expenses
General and administrative	3,330,230	3,773,236	11,985,041	11,216,112
Sales and marketing	8,903,777	11,242,820	31,037,878	32,115,763
Research and development	504,227	928,930	1,842,907	2,612,402
Depreciation and amortization	1,353,997	1,265,490	4,104,565	3,690,519
Acquisition and integration related expenses	-	517,083	-	1,269,613
Separation related expenses	791,538	-	1,396,457	-
Non-cash consulting expense	(20,000)	156,129	216,581	266,721
Total Operating Expenses	14,863,769	17,883,688	50,583,429	51,171,130

Loss from Operations	(3,490,925)	(1,903,589)	(10,775,624)	(6,388,632)

Other Income (Expense)
Interest expense	(3,809,771)	(3,163,534)	(10,538,422)	(8,974,895)
Change in warrant derivative liability	(19,549)	220,409	136,684	716,738
Other income (expense)	(1,194,041)	(51,350)	(2,814,309)	(309,924)

Total Other Income (Expense)	(5,023,361)	(2,994,475)	(13,216,047)	(8,568,081)

Net Loss from Operations	$(8,514,286)	$(4,898,064)	$(23,991,671)	$(14,956,713)

Net loss per share:
Basic	$(0.47)	$(0.40)	$(1.33)	$(1.24)
Dilutive	$(0.47)	$(0.40)	$(1.33)	$(1.24)

Shares used in the computation:
Basic	18,169,511	12,193,970	18,065,911	12,064,782
Dilutive	18,169,511	12,193,970	18,065,911	12,064,782

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(23,991,671)	$(14,956,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,432,544	5,551,854
Non-cash interest	9,966,139	4,477,148
Loss on impairment and disposal of fixed assets	1,909,385	-
Non-cash consulting expense/stock option expense	592,888	522,987
(Gain) loss on sale of fixed assets	-	(14,149)
Provision for losses on accounts receivable and inventory	1,710,746	898,285
Change in derivative warrant liability	(136,684)	(716,738)
Changes in operating assets and liabilities:
Accounts receivable	4,135,353	(859,026)
Inventories	1,718,264	(3,958,050)
Prepaid and other assets	(211,022)	(1,482,561)
Accounts payable	(3,417,923)	3,155,962
Accrued liabilities	(896,788)	(3,813,998)
Net cash used by operating activities	(1,188,769)	(11,194,999)

Investing activities:
Purchases of property and equipment and intangible assets	(1,455,845)	(5,566,569)
Proceeds from sale of fixed assets	-	16,400
Net cash used by investing activities	(1,455,845)	(5,550,169)

Financing activities:
Proceeds from long-term debt	12,787,094	-
Payments on capital leases	(203,376)	(80,071)
Proceeds from the issuance of long-term debt	-	1,000,000
Proceeds from the issuance of convertible debt	-	2,212,718
Proceeds from revolving line of credit	-	8,353,113
Payments on revolving line of credit	(10,448,283)	-
Net proceeds from issuance of stock	-	300,000
Net cash provided by financing activities	2,135,435	11,785,760

Net change in cash and cash equivalents	(509,179)	(4,959,408)

Cash and cash equivalents at beginning of period	2,578,267	6,368,016
Cash and cash equivalents at end of period	$2,069,088	$1,408,608

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), formerly known as Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, Xtant Medical, Inc. (“Xtant Medical”), a Delaware corporation, Bacterin International, Inc., (“Bacterin”) a Nevada corporation and X-Spine Systems, Inc. (“X-spine”), an Ohio corporation, (Xtant, Xtant Medical, Bacterin and X-spine are jointly referred to herein as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Xtant develops, manufactures and markets regenerative orthopedic products for domestic and international markets and fixation devices. Xtant products serve the combined specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease, tissue grafts for the treatment of orthopedic disorders to promote healing following spine, cranial and foot surgeries and the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries.

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

The accompanying interim condensed consolidated financial statements of Xtant for the three and nine months ended September 30, 2017 and 2016 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2017.

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

CRO Agreement

On May 8, 2017, the Company entered into an agreement (the “CRO Agreement”) with Aurora Management Partners Inc. (“Aurora”). Pursuant to the CRO Agreement, David Baker serves as Chief Restructuring Officer of the Company (the “CRO”).  The CRO and Aurora personnel, referred to as Deputy Restructuring officers, assisting on this engagement report to the special restructuring committee of the board of directors of the Company and provide periodic updates on progress made in fulfilling the scope of services.  The term of the agreement will continue until the engagement is completed or earlier if the engagement is terminated by either party. Aurora is paid the hourly rates set forth on Schedule A to the CRO Agreement and is reimbursed for its expenses actually incurred in providing the services.  The CRO Agreement may be terminated by either party, in its sole discretion, for any reason and the termination is effective immediately upon the other party’s receipt of written notice of the termination.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at September 30, 2017.

In the nine months ended September 30, 2017, Xtant purchased from Norwood Medical less than 10% of its operating products (See Note 13, “Related Party Transactions” below) and approximately 12% for the same period in 2016.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, instead they are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of such asset may not be recoverable. In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. The Company conducts its annual impairment test on December 31 of each year.

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

The Company ships to certain customers under consignment arrangements whereby the Company’s product is stored by the customer.  The customer is required to report the use to the Company and upon such notice, the Company invoices the customer and revenue is recognized when the above criteria have been met.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new devices and biologics and processes are expensed as incurred.

Other Income (Expense)

Other income (expense) primarily consists of non-recurring items that are outside of the normal Company’s operations such as other related legal expenses, gain or loss on the sale of fixed assets, restructuring costs.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2017 and 2016, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 7,231,286 and 1,794,792 outstanding stock options and warrants for the three and nine months ended September 30, 2017 and 2016, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the nine months ended September 30, 2017 and 2016, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis:

Warrant derivative liability

	As of September 30, 2017	As of December 31, 2016
Level 1	-	-
Level 2	-	-
Level 3	$196,929	$333,613

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us (See Note 9, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017:

Warrant derivative liability

Balance at January 1, 2017	$333,613
Gain recognized in earnings in first six months of 2017	(156,233)
Balance at June 30 , 2017	$177,380
Loss recognized in earnings in third quarter of 2017	19,549
Balance at September 30, 2017	$196,929

During the nine months ended September 30, 2017, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

In the Rights Offering, holders received two subscription rights for each share of common stock, for each share of common stock underlying our convertible notes owned on the record date, October 21, 2016. Subscribers whose subscriptions otherwise would have resulted in their beneficial ownership of more than 4.99% of the Company’s common stock could elect to receive, in lieu of shares of common stock in excess of that threshold, pre-funded warrants to purchase the same number of shares of common stock for $0.01 (“Pre-Funded Warrants”), and the subscription price per unit consisting of a Pre-Funded Warrant in lieu of a share of common stock was reduced by the $0.01 exercise price. No Pre-Funded Warrants were sold in the Rights Offering.

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

(3) Inventories, Net

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Current inventories:
Raw materials	$4,236,912	$4,833,403
Work in process	1,397,524	1,891,380
Finished goods	23,627,961	23,878,040
Gross current inventories	29,262,397	30,602,823
Reserve for obsolescence	(5,223,484)	(4,336,366)
Current inventories, net	24,038,913	26,266,457
Non-current inventories:
Finished goods	1,130,980	1,385,017
Reserve for obsolescence	(413,163)	(413,163)
Non-current inventories, net	717,817	971,854
Total inventories, net	$24,756,730	$27,238,311

The Company provides implants and biologic inventory on consignment through its various sales channels to logistically place the inventory near the anticipated surgical location. Consigned inventory was approximately $12.3 million and $11.2 million at September 30, 2017 and December 31, 2016, respectively.

(4) Property and Equipment, Net

Property and equipment, net are as follows:

	September 30,	December 31,
	2017	2016
Equipment	$4,501,118	$4,629,754
Computer equipment	451,177	416,233
Computer software	523,526	529,726
Furniture and fixtures	214,770	181,566
Leasehold improvements	4,030,010	4,053,837
Vehicles	10,000	10,000
Surgical instruments	13,292,141	13,876,757
Total cost	23,022,742	23,697,873
Less: accumulated depreciation	(11,571,905)	(7,857,143)
Property and equipment, net	$11,450,837	$15,840,730

The Company deploys certain surgical instruments through its various sales channels for use with implant and biologic inventory to be utilized during surgical procedures. The instruments are classified as non-current assets within property and equipment and depreciated using the straight-line method over a five-year useful life. The net book value of consigned surgical instruments was approximately $6.7 million and $8.2 million at September 30, 2017 and December 31, 2016, respectively. Instruments are recorded at cost and are carried at Net book value (cost less accumulated depreciation).

Depreciation expense related to property and equipment, including property under capital lease, for the first nine months of 2017 and 2016 was $3,946,352 and $2,181,541, respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of September 30, 2017, the Company has recorded $1,552,366 gross assets in Equipment, and $493,331 of accumulated depreciation relating to assets under capital leases.

(5) Intangible Assets

Intangible assets consist of various patents with regard to processes for its products and intangible assets associated with the acquisition of X-spine.

The following table sets forth information regarding intangible assets:

	September 30, 2017	December 31, 2016
Patents	840,733	747,249
Acquisition related intangibles:
Technology	28,698,700	28,698,700
Customer relationships	9,911,000	9,911,000
Tradename	4,543,300	4,543,300
Non-compete	40,500	40,500
Accumulated amortization	(11,486,131)	(7,999,939)
Intangible assets, net	$32,548,102	$35,940,810

Aggregate amortization expense:	$3,486,192	$4,479,010

The following is a summary of estimated future amortization expense for intangible assets as of September 30, 2017:

Remainder of 2017	$1,166,392
2018	4,664,156
2019	4,554,596
2020	4,471,961
2021	4,214,615
Thereafter	13,476,382
Total	$32,548,102

(6) Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Accrued stock compensation	$270,338	$213,758
Wages/commissions payable	2,467,437	3,330,578
Accrued integration expense	-	73,510
Accrued interest payable	8,194,347	3,090,585
Other accrued expenses	2,493,619	2,273,756
Accrued liabilities	$13,425,741	$8,982,187

(7) Debt

Convertible Note Indenture

On July 31, 2015, we completed an offering of $65 million aggregate principal amount of 6.00% convertible senior unsecured notes due 2021 (the “Notes”) in a private offering to qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933, as amended, when we entered into an Indenture with Wilmington Trust, National Association (the “Indenture”). ROS Acquisition Offshore LP (“ROS”) and OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) purchased $52 million aggregate principal amount of the Notes directly from the Company in the offering. On August 10, 2015, the initial purchaser exercised its option with respect to an additional $3 million aggregate principal amount of Notes.

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

On April 14, 2016, we issued $2,238,166 aggregate principal amount of convertible senior unsecured notes “Additional Notes” in a private placement to ROS and Royalty Opportunities when we entered into a securities purchase agreement (the “Additional Notes Purchase Agreement”). The proceeds were utilized to pay interest due for both the Notes and the New Facility (described below) on April 15, 2016.

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

On January 17, 2017, the Company entered into a securities purchase agreement and certain related documents with ROS and Royalty Opportunities, to satisfy interest obligations that the Company owed to them pursuant to $52,000,000 of Notes issued to them under the Indenture. Pursuant to such agreement, ROS and Royalty Opportunities agreed to purchase from the Company a new series of 6% Convertible Senior Notes Due 2021 in the aggregate original principal amount of up to $1,560,000 (the “Indenture Notes”). The Indenture Notes are convertible into our common stock at a conversion price of $0.7589 per share, and mature on July 15, 2021.

On January 17, 2017, the Company also entered into a securities purchase agreement and certain related documents with ROS and Royalty Opportunities, to satisfy interest obligations that the Company owed to them pursuant to $2,238,166 of Additional Notes issued under the Additional Notes Purchase Agreement. Pursuant to such agreement, ROS and Royalty Opportunities agreed to purchase from the Company a new series of 6% convertible senior notes due 2021 in the aggregate original principal amount of up to $67,145 (collectively, the “PIK Notes”). The PIK Notes are convertible into our common stock at a conversion price of $0.7589 per share, and mature on July 15, 2021.

Effective March 31, 2017, the Company, ROS and Royalty Opportunities entered into a waiver letter (the “Indenture Waiver”) of the Indenture. Under the Indenture Waiver, ROS and Royalty Opportunities waived any non-compliance with the covenant set forth in Section 6.01(a)(vii) of the Indenture due to the going concern qualification included in the Company’s audit report for the year ended December 31, 2016.

ROS and Royalty Opportunities also entered into a waiver (the “Notes Waiver”) for defaults that occurred under multiple convertible promissory notes (including the Notes, the Additional Notes, the Indenture Notes and the PIK Notes). Under the Notes Waiver, ROS and Royalty Opportunities waived any non-compliance with the covenants set forth in Section 6.01(a)(vii) of their respective notes due to the going concern qualification included in the Company’s audit report for the year ended December 31, 2016.

Effective July 15, 2017, ROS, Royalty Opportunities, Bruce Fund Inc. (“Bruce Fund”), Park West Partners International, Limited (“PWPI ”), Park West Investors Master Fund, Limited (“PWIMF”) and Telemetry Securities, L.L.C (“Telemetry ” and, together with ROS, Royalty Opportunities, Bruce Fund, PWPI and PWIMF, collectively, the “Holders”) entered into an Omnibus Waiver which deferred interest accrued on the Holders’ convertible promissory notes. The Holders are registered holders of the Notes.

Under the Omnibus Waiver and pursuant to Section 9.02 of the Indenture and Section 10.13 of the Notes, the interest due July 15, 2017 on the Notes was deferred until August 15, 2017, to be paid in cash together with interest accrued on such interest from July 15, 2017 to the date of the payment thereof at a rate equal to 6.00% per annum plus 100 basis points. Also under the Omnibus Waiver, the Holders waived any event of default that has occurred under the Indenture or the Notes as a result of the Company’s failure to pay interest accrued on the Notes on July 15, 2017. The convertible interest due on July 15, 2017 under the Company’s various convertible promissory notes was deferred by the holders of such notes until August 15, 2017.

Effective August 15, 2017 and September 29, 2017, the Company, ROS and Royalty Opportunities entered into the Amendment and Waiver, and the Second Amendment and Waiver, respectively, which amended the certain Notes by moving the payment date of interest accrued on the Notes from July 15, 2017 to October 31, 2017. The amendments also waived any event of default that may have occurred as a result of the non-payment of interest on July 15, 2017. The interest payment due will include interest accrued on such interest from July 15, 2017 to the date of payment thereof at a rate equal to 6.00% per annum plus 100 basis points.

Effective August 16, 2017, the Company and Wilmington Trust, National Association, entered into the Amendment Number 1 to Indenture, which amended the existing Indenture. The amendment amended the Indenture by moving the payment date of interest accrued on notes issued under the Indenture from July 15, 2017 to September 30, 2017. The amendment also set the record date for the September 30 interest payment at June 30, 2017 and waived any event of default that may have occurred as a result of the non-payment of interest on July 15, 2017. The interest payment due on September 30, 2017 will include interest accrued on such interest from July 11, 2017 to the date of payment thereof at a rate equal to 6.00% per annum plus 100 basis points.

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

The seventh amendment (effective December 31, 2016), eighth amendment (effective January 13, 2017), ninth amendment (effective January 31, 2017), tenth amendment (effective February 14, 2017), eleventh amendment (effective February 28, 2017), twelfth amendment (effective March 31, 2017), thirteenth amendment (effective April 30, 2017), fourteenth amendment (effective May 11, 2017), fifteenth amendment (effective June 30, 2017), sixteenth amendment (effective July 15, 2017), seventeenth amendment (effective August 11, 2017) and eighteenth amendment (effective September 29, 2017) deferred our accrued interest payment date for the fiscal quarter ended December 31, 2016, until October 31, 2017. The interest due on July 15, 2017 was $1,147,329.47, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate (as defined in the New Facility) for the fiscal quarter ended on December 31, 2016, or 1%.

The seventh amendment also made several other modifications, all of which were restated by the twelfth amendment described below. In addition to the December 31, 2016 deferral, the twelfth amendment, thirteenth amendment, fourteenth amendment, fifteenth amendment, sixteenth amendment, seventeenth amendment and eighteenth amendment deferred our accrued interest payment date for the fiscal quarter ended on March 31, 2017 until October 31, 2017. The interest due on July 15, 2017 for the fiscal quarter ended on March 31, 2017 was $1,139,597, plus interest accrued on such interest from April 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on March 31, 2017, or 1%. The fifteenth amendment, sixteenth amendment, seventeenth amendment and eighteenth amendment deferred our accrued interest payment date for the fiscal quarter ended on June 30, 2017 until October 31, 2017. The interest due on July 15, 2017 for the fiscal quarter ended on June 30, 2017 was $1,169,544, plus interest accrued on such interest from July 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on June 30, 2017, or 1%. Finally, the eighteenth amendment deferred our accrued interest payment date for the fiscal quarter ended on September 30, 2017 until October 31, 2017. The interest due on October 31, 2017 for the fiscal quarter ended on September 30, 2017 will be $1,482,406, plus interest accrued on such interest from October 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on June 30, 2017, or 1%.

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

The seventeenth amendment modified the minimum revenue base covenant for the quarters ending June 30, 2017, and September 30, 2017. The eighteenth amendment modified the minimum liquidity financial covenant of the New Facility by allowing the Company and its subsidiaries to maintain a liquidity amount of not less than $500,000 until October 31, 2017. At all times after October 31, 2017, the liquidity of the Company and its subsidiaries must not be less than $5,000,000. The New Facility Amendment also modified the consolidated senior leverage ratio financial covenant of the New Facility by moving the commencement date of the covenant from the most recent four fiscal quarters ended September 30, 2017, to the most recent four fiscal quarters ended December 31, 2017.

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

On May 12, 2017, the Company paid off all obligations under the LSA with funds from the above New Facility.

Long-term debt consists of the following:

	September 30,	December 31,
	2017	2016
Loan payable to ROS and Royalty Opportunities (See details above)	$55,787,095	$43,000,000
PIK Interest payable to ROS and Royalty Opportunities	10,109,062	7,648,776
6% convertible senior unsecured notes due 2021 (See details above)	71,865,311	70,238,166
Gross long-term debt	137,761,468	120,886,942
Less: debt classified as a current liability, less issuance costs	(65,609,693)	-
Less: total debt issuance costs	(1,370,563)	(1,665,508)
Long-term debt, less issuance costs	$70,781,212	$119,221,434

The loan payable and PIK interest payable to ROS and Royalty Opportunities ("lenders") includes a minimum revenue covenant requiring the Company to achieve minimum revenue benchmarks on a calendar quarter basis. A waiver was obtained from the lenders for not achieving the minimum revenue covenant for the third quarter ended September 30, 2017. The minimum revenue covenant is $27.5 million for the fourth quarter ended December 31, 2017. The Company does not anticipate achieving this minimum revenue covenant and it is not assured the lenders will provide a waiver of this anticipated covenant violation at this future date. The Company has classified this debt as a current liability in its September 30, 2017 balance sheet.

The following is a summary of maturities due on the debt as of September 30, 2017:

Remainder of 2017	$-
2018	-
2019	-
2020	65,896,157
2021	71,865,311
Thereafter	-
Total	$137,761,468

(8) Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the compensation committee of our board of directors. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. Executives may be awarded an option to purchase common stock outside of the Plan (collectively the “Non-Plan Grants”), as described below. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 1,900,000 shares are currently authorized under the Plan and at September 30, 2017, we had approximately 960,000 shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were issued in the first nine months of 2017 or 2016.

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows:

	2017			2016
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	1,205,913	$5.21	$2.82	664,081	$10.64	$5.32
Cancelled or expired	(265,958)	3.40	1.90	(105,275)	9.48	4.50
Outstanding at September 30	939,955	$5.73	$3.08	558,806	$10.85	$5.42
Exercisable at September 30	382,996	$11.44	$5.68	409,179	$12.67	$6.15

The aggregate intrinsic value of options outstanding as of September 30, 2017 was zero because the closing price of the stock at September 30, 2017 was less than the strike price of all options outstanding. As of September 30, 2017, there were 556,959 unvested options with a weighted average fair value at the grant date of $1.80 per option. As of September 30, 2017, we had approximately $376,778 in compensation expense related to unvested awards not yet recognized.

Total share based compensation recognized for employees, directors and consultants was $412,888 and $479,888 for the nine months ended September 30, 2017 and 2016, respectively.

On July 5, 2016, the Company granted 130,804 restricted stock units and options to our six independent Directors of the Company (Messrs. Lopach, Swanson, Deedrick, Buckman, Mazzocchi and Timko). This group of annual awards valued at approximately $40,000 per director vested on July 5, 2017 and were granted when the stock price was $1.99 per share. The total expense is being recognized ratably over the period as Non-cash consulting expense. In the nine months ended September 30, 2017, $50,444 was expensed.

On July 25, 2017, the Company granted 311,688 restricted stock units to the independent Directors of the Company. These restricted shares will be vested on July 25, 2018 and were granted when the stock price was $0.77 per share. The total expense of $240,000 will be recognized ratably over the period as Non-cash consulting expense. In the nine months ended September 30, 2017 $60,000 was expensed.

Effective January 21, 2017, Daniel Goldberger resigned as Chief Executive Officer and a director of the Company and Carl O’Connell was appointed as Interim Chief Executive Officer of the Company. Mr. Goldberger’s Non-plan Grant option to purchase 200,000 shares of our common stock at $6.00 was cancelled. In connection with his departure, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) on January 21, 2017, with Mr. Goldberger. The Separation Agreement provides that, among other things, Mr. Goldberger will provide transitional consulting services to the Company for a period of up to three (3) months from the date of the Separation Agreement at the request of the Company’s board. Mr. Goldberger did receive an additional $130,000 in compensation payable in equal monthly installments of $43,333 beginning April 21, 2017 and ending June 21, 2017. Further, the Company determined that Mr. Goldberger earned a partial bonus for 2016 and such bonus was paid in accordance with the applicable Company policies.

Effective February 17, 2017, our board of directors appointed Carl O’Connell to serve as the Chief Executive Officer and a director of the Company after serving as Interim Chief Executive Officer of the Company since January 21, 2017. Mr. O’Connell serves as a Class I Director until the 2018 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. As Mr. O’Connell is an officer of the Company, he does not qualify as an independent director and does not serve on any committees of the Board. On October 6, 2016, we issued an option to purchase 300,000 shares of our common stock as Non-Plan Grants at $1.11 per share to Carl O’Connell which remain outstanding and the related expense recognized in the nine months ended September 30, 2017 was $22,921.

(9) Warrants

The following table summarizes our warrant activities for the nine months ended September 30, 2017:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2016	1,278,566	$8.45
Issued	5,055,345	0.90
Expired	(42,580)	31.73
Outstanding at January 1, 2017	6,291,331	$2.23
Issued	-	-
Expired	-	-
Outstanding at September 30, 2017	6,291,331	$2.23

We utilize a lattice valuation model to determine the fair market value of the warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $136,684 resulting from the change in the fair value of the warrant derivative liability for the first nine months of 2017. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Quarter Ended
	September 30,
	2017		2016
Value of underlying common stock (per share)	$0.72		$1.13
Risk free interest rate	1.87%		2.21%
Expected term	4.9	years	3.25	years
Volatility	98%		79%
Dividend yield	0%		0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the nine months ended September 30, 2017 and 2016:

	2017	2016
Balance at January 1,	1,125,119	1,125,119
Derivative warrants issued, exercised and expired	-	-
Balance at September 30,	1,125,119	1,125,119

(10) Commitments and Contingencies

Operating Leases

We lease five office facilities under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend the five leases for up to another ten-year term and for one facility, we have the right of first refusal on any sale.

Future minimum payments for the next five years and thereafter as of September 30, 2017, under these leases, are as follows:

Remainder of 2017	$199,491
2018	806,747
2019	668,807
2020	396,263
2021	375,289
Thereafter	1,038,416
Total	$3,485,013

Rent expense was $593,660 and $661,219 for the nine months ended September 30, 2017 and 2016, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Capital Leases

Future minimum payments for the next five years and thereafter as of September 30, 2017, under capital leases for equipment, are as follows:

Remainder of 2017	$123,634
2018	494,535
2019	462,544
2020	181,714
2021	-
Thereafter	-
Total minimum lease payments	1,262,427
Less amount representing interest	(285,321)
Present value of obligations under capital leases	977,106
Less current portion	(319,095)
Long-term capital lease obligations	$658,011

Litigation

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF.  The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties.  Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions.  Axis seeks relief in the form of damages in an amount in excess of $972,283. Xtant filed a motion to dismiss on September 15, 2017, and is awaiting the court’s ruling. The Company recorded reserves for outstanding net receivables due from Axis and consigned assets in Axis’ possession totaling $1,342,049 in the third quarter ended September 30, 2017.

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

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2017 and 2016.

(12) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2017	2016
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$448,999	$4,530,170
Non-cash activity:
Issuance of capital leases	$103,483	$967,221
Issuance of shares associated with legal settlement	$-	$225,000
Interest converted into common stock	$480,000	$-

(13) Related Party Transactions

Darrel Holmes, our former Chief Operating Officer of our Bacterin subsidiary, serves on the board of American Donor Services Inc. (“ADS”). Mr. Holmes receives $5,000 per year for his service to ADS. ADS recovers tissue from donors and we reimburse ADS for its recovery fees, which are comprised primarily of labor costs. The approximate aggregate amount of all transactions with ADS for the nine months ended September 30, 2017 and 2016 was $906,216 and $844,643, respectively. Our relationship with ADS has benefited us, as ADS provides us with current donors and a pipeline for future donors, which is necessary to our success.

Certain of X-spine’s former shareholders own over 10% of our common stock in conjunction with the acquisition, and have owned a controlling interest of X-spine’s largest supplier, Norwood Tool Company d/b/a Norwood Medical.  In the first nine months of 2017, Xtant purchased from Norwood Medical less than 10% of its operating products and approximately 12% for the same period in 2016.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 97% and 95% of sales were in the United States, respectively, for the nine months ended September 30, 2017 and 2016. Total revenue by major geographic area is as follows:

	Nine Months Ended September 30,
	2017	2016
United States	$61,442,431	$62,253,220
Rest of world	1,837,481	3,278,659
Total revenue	$63,279,912	$65,531,879

(15)  Subsequent Events

Amendment Number 2 to Indenture

Effective October 2, 2017, the Company and Wilmington Trust, National Association, entered into the Amendment Number 2 to Indenture, which amended the Indenture by moving the payment date of interest accrued on notes issued under the Indenture from September 30, 2017 to October 31, 2017. The amendment also set the record date for the October 31 interest payment at June 30, 2017 and waived any event of default that may have occurred as a result of the non-payment of interest on July 15, 2017. The interest payment due on October 31, 2017 includes interest accrued on such interest from July 15, 2017 to the date of payment thereof at a rate equal to 6.00% per annum plus 100 basis points.

Consolidation of Fixation Operations to Montana and Closure of Dayton Facility

On October 6, 2017, the Company announced the closure of its Dayton, Ohio facility and the transitioning of its fixation operations to the Company’s headquarters in Belgrade, Montana. The Dayton, Ohio facility employs approximately 55 employees in various quality assurance, regulatory, inventory management, finance, engineering, and distribution positions.  Many of these functions will ultimately transition to our Montana facility.  Once the transition is completed, annualized cost savings are anticipated to be in excess of $2 million, resulting from right-sizing the organization and reduction in facilities.  The one-time cost for executing this change is estimated to be $1.5 million will be recorded through March 31, 2018. The Company will file the Worker Adjustment and Retraining Notification with the State of Ohio and the Department of Job and Family Services.

Nineteenth Amendment to Amended and Restated Credit Agreement

Effective October 31, 2017, Bacterin, the Company, X-Spine, and Xtant Medical, Inc., collectively as the guarantors, and ROS and Royalty Opportunities, entered into the Nineteenth Amendment to Amended and Restated Credit Agreement, which amended the New Facility. The amendment further deferred Bacterin’s accrued interest payment date for the fiscal quarters ended on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 until November 30, 2017.

The interest due on November 30, 2017 for the fiscal quarter ended on December 31, 2016 will be $1,147,329, plus interest accrued on such interest from January 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on December 31, 2016, or 1%. The interest due on November 30, 2017 for the fiscal quarter ended on March 31, 2017 will be $1,139,597, plus interest accrued on such interest from April 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on March 31, 2017, or 1%. The interest due on November 30, 2017 for the fiscal quarter ended on June 30, 2017 will be $1,303,936, plus interest accrued on such interest from July 1, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on June 30, 2017, or 1%. The interest due on November 30, 2017 for the fiscal quarter ended on September 30, 2017 will be $1,482,406, plus interest accrued on such interest from October 2, 2017 until paid at a rate equal to 14% plus the higher of the LIBO Rate for the fiscal quarter ended on June 30, 2017, or 1%.

The amendment also modified the minimum liquidity financial covenant of the New Facility by allowing the Company and its subsidiaries to maintain a liquidity amount of not less than $500,000 until November 30, 2017. At all times after November 30, 2017, the liquidity of the Company and its subsidiaries must not be less than $5,000,000.

Amendment Number 3 to Indenture

Effective October 31, 2017, the Company and Wilmington Trust, National Association, entered into the Amendment Number 3 to Indenture, which amended the Indenture by moving the payment date of interest accrued on notes issued under the Indenture from October 31, 2017 to November 30, 2017. The amendment also set the record date for the November 30 interest payment at June 30, 2017 and waived any event of default that may have occurred as a result of the non-payment of interest on July 15, 2017. The interest payment due on November 30, 2017 will include interest accrued on such interest from July 15, 2017 to the date of payment thereof at a rate equal to 6.00% per annum plus 100 basis points.

Third Amendment and Waiver to Convertible Promissory Notes

Effective October 31, 2017, the Company, ROS and Royalty Opportunities entered into the Third Amendment and Waiver, which amended certain Notes held by ROS and Royalty Opportunities. The amendment amended the Notes by moving the payment date of interest accrued on the Notes from October 31, 2017 to November 30, 2017. The amendment also waived any event of default that may have occurred as a result of the non-payment of interest on July 15, 2017. The interest payment due on November 30, 2017 will include interest accrued on such interest from July 15, 2017 to the date of payment thereof at a rate equal to 6.00% per annum plus 100 basis points.

Waiver to Amended and Restated Credit Agreement

Effective November 14, 2017, Bacterin, the Company, X-Spine, Xtant Medical, ROS and Royalty Opportunities, entered into a Waiver to Amended and Restated Credit Agreement, which waived any non-compliance with the minimum revenue base covenant for the quarter ending September 30, 2017.

Restatement of Financial Statements

On November 20, 2017, the Company filed a Current Report on Form 8-K that stated the Company’s unaudited financial statements for the quarters ended March 31, 2017 and June 30, 2017 should no longer be relied upon because of an error in the quarter ended March 31, 2017, pertaining to accumulated depreciation on surgical instruments as of that date.  Correcting the error requires a decrease in property and equipment, net, in the amount of $618,000 and a related increase in cost of goods sold.  All such corrections have been properly accounted for in this Form 10-Q and the Company plans to restate the applicable quarterly reports as soon as reasonable practicable.

Our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 and June 30, 2017, as to whether the errors identified were the result of a material weakness in our internal control over financial reporting. The Company reconsidered whether our existing disclosure controls and procedures around the presentation and disclosure of property and equipment and accumulated depreciation are effective.  Based on this assessment, our Chief Executive Officer and Deputy Restructuring Officer concluded that controls over property and equipment and accumulated depreciation were not effective as of March 31, 2017 and June 30, 2017, and that therefore our disclosure controls and procedures were not effective.

To remediate the material weakness surrounding the presentation and disclosure of the recognition of property and equipment and related accumulated depreciation, the Company has reviewed internal controls, changed supervisory personnel and improved the accounting review processes in this financial reporting area.  Additional review and oversight is being exercised in the recording of property and equipment activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about:

•	our ability to comply with the covenants in our senior credit facility and to make all upcoming and deferred interest payments;

•	our ability to maintain sufficient liquidity to fund our operations;

•	our ability to remain listed on the NYSE American;

•	our ability to obtain financing on reasonable terms;

•	our ability to increase revenue;

•	our ability to continue as a going concern;

•	our ability to maintain sufficient liquidity to fund our operations;

•	the ability of our sales force to achieve expected results;

•	our ability to remain competitive;

•	government regulations;

•	our ability to innovate and develop new products;

•	our ability to obtain donor cadavers for our products;

•	our ability to engage and retain qualified technical personnel and members of our management team;

•	the availability of our facilities;

•	government and third-party coverage and reimbursement for our products;

•	our ability to obtain regulatory approvals;

•	our ability to successfully integrate recent and future business combinations or acquisitions;

•	our ability to use our net operating loss carry-forwards to offset future taxable income;

•	our ability to deduct all or a portion of the interest payments on the notes for U.S. federal income tax purposes;

•	our ability to service our debt;

•	product liability claims and other litigation to which we may be subjected;

•	product recalls and defects;

•	timing and results of clinical studies;

•	our ability to obtain and protect our intellectual property and proprietary rights;

•	infringement and ownership of intellectual property;

•	our ability to remain accredited with the American Association of Tissue Banks.

•	influence by our management;

•	our ability to pay dividends; and

•	our ability to issue preferred stock.

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

Comparison of Quarters Ended September 30, 2017 and September 30, 2016

Revenue

Total revenue for the quarter ended September 30, 2017 of $19,789,083 decreased 14.3% compared to $23,094,140 in the same quarter of the prior year. Two percent of the decline is attributed to one less selling day this quarter versus 2016.

The decline in revenue this quarter was a result of management’s strategy to focus on reducing unprofitable sales channel arrangements, particularly in our fixation business, and positioning the Company for long-term success. We moved away from some reseller distribution channels that have deep discounting activities in an effort to avoid end-user customer pricing conflict and help us with price optimization. We are also moving away from distribution partners with higher than normal commission rates which compress operating margins. In addition, the Company was private labeling a pedicle screw system for a few select customers which, upon assessment, was not profitable and the Company has moved away from this product line. These changes in strategy allow us to move towards profitability and reinvestment in marketing and development activities for the future.

Cost of sales

Costs of sales consist primarily of manufacturing and inventory purchase costs as well as depreciation of surgical trays. Costs of sales increased by 18.3% or $1,302,198 to $8,416,239 for the quarter ended September 30, 2017 from $7,114,041 for the quarter ended September 30, 2016. Cost of sales as a percent of total sales was 42.5% of revenues for the quarter ended September 30, 2017, compared to 30.8% in the third quarter ended 2016. The increase is due to a shift in product mix to biologics which has a lower margin than fixation products. In addition, cost of sales includes an increase in inventory reserves and surgical instrument reserves in the quarter ended September 30, 2017 of $927,875 related to litigation with a distributor. In addition, inventory and surgical instruments reserves were increased $1,129,616 in the third quarter of 2017 over the prior year based on current estimates of missing or damaged parts, primarily on consignment.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses decreased 16.9%, or $3,019,919 for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, primarily due to the reasons set forth below.

The reduction in expenses is primarily attributable to lower commission expense as a direct result of the Company moving away from unprofitable sales distributor arrangements with high commission rates. In addition, the Company has continued to execute on its cost reduction initiatives and realizing merger synergies in its 2015 acquisition of X-spine, resulting in lower payroll and related expenses such as benefits and travel costs, and lower overall operating expenses.

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 11.7%, or $443,006, to $3,330,230 for the quarter ended September 30, 2017, compared to the same period of 2016. The decrease is primarily due to reduction in payroll expense of $1,257,326, reduction in occupancy of $585,672, offset by lower manufacturing overhead absorption of $217,496, write-offs related to litigation with a distributor of $414,174, increases in legal expenses of $315,435, and an increase of $452,887 in insurance, bad debts, finance costs and other expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of expenses related to sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses decreased 20.8%, or $2,339,043, to $8,903,777 for the quarter ended September 30, 2017, compared to $11,242,820 for the same period of 2016. As a percentage of revenue, sales and marketing expenses decreased to 45.0% in the third quarter of 2017 from 48.7 % in the prior year third quarter. Changes made to the commission rate structure for sales distributors, a reduction of $1,608,598, and a reduction in sales and marketing personnel of $1,047,912, offset by an increase in other net marketing expenses of $317,467, resulted in lower sales and marketing expense in the quarter.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses decreased $424,703 or 45.7% from $928,930 for the quarter ended September 30, 2016 to $504,227 for the same period of 2017. The decrease is primarily due to reduction in research and development personnel of $196,424, research costs of $162,350 and royalty costs of $65,879.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation and amortization of long-lived intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense increased $88,507 to $1,353,997 for the quarter ended September 30, 2017, from $1,265,490 for the same period in 2016. The increase is due in part to an increase in the purchase of surgical trays in the latter part of 2016.

Acquisition and Integration Related Expenses

No acquisition and integration related expenses were incurred during the quarter ended September 30, 2017. Expense of $517,083 was incurred in the same period in 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the 2015 X-spine acquisition. Integration related expenses consist of samples, travel, retention bonuses and software expenses incurred as part of that acquisition.

Separation Related Expenses

Separation related expenses are $791,536 for the quarter ended September 30, 2017 and zero for the same period in 2016. The expense consists of severance and related benefit expenses for personnel reductions. As previously noted, the reduction in personnel relates to restructuring the Company for profitable operations, and is a key factor in the reduction of operating expenses for the third quarter and year to date.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense decreased $176,129 to ($20,000) for the quarter ended September 30, 2017, from $156,129 for the same period in the prior year based on changes in the Company’s stock price used in the valuation of restricted stock and stock options.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense for the quarter ended September 30, 2017 increased $646,237 to $3,809,771 as compared to $3,163,534 in the third quarter ended 2016. The increase in interest expense is due to increased long term and convertible debt.

Change in Warrant Derivative Liability

For the quarter ended September 30, 2017, the Company recorded a loss in its non-cash warrant derivative liability of $19,549 which was primarily driven by the change in the closing price of the Company’s common stock at September 30, 2017. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Other Income (Expense)

Other expense for the third quarter of 2017 was $1,194,041 as compared to other expense of $51,350 for the same period in 2016. Other expense is comprised primarily of restructuring charges for legal and professional fees related to the Company’s turnaround strategy.

Results of Operation

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

Revenue

Total revenue for the nine months ended September 30, 2017 decreased approximately 3.4% to $63,279,912 compared to $65,531,879 in the prior year. The decrease of $2,251,967 is mostly due to the impact of lower revenue in fixation sales as a result of changes to our sales channels to eliminate unprofitable distributor relationships and distributor agreements with high commission rate structures.

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Cost of sales increased by 13.1% or $2,722,746 to $23,472,107 for the nine months ended September 30, 2017 from $20,749,381 for the nine months ended September 30, 2016. Cost of sales as a percent of total sales was 37.1% of revenues for the nine months ended September 30, 2017, compared to 31.7% in the first nine months 2016. The increase is due to a shift in product mix from higher margin fixation revenue to lower margin biologics.  In addition, cost of sales includes an increase in inventory reserves and surgical instrument reserves for estimated missing and damaged parts of $2,281,891 and $480,171 in the nine months ended September 30, 2017 and prior year, respectively, which includes additional inventory reserves and surgical instrument reserves of $927,875 related to litigation with a distributor.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses decreased 1.1%, or $587,701 for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the reasons set forth below.

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses increased 6.7%, or $768,929 to $11,985,041 for the nine months ended September 30, 2017, compared to the same period of 2016. The increase was primarily related to $732,123 lower inventory absorption of overhead costs in the nine months ended September 30, 2017. Higher legal fees, finance charges, bad debts, insurance and other expenses resulted in increased expense of $979,602 over the nine months ended September 30, 2016. The Company also recorded in operating expenses write-offs related to litigation with a distributor, totaling $414,174 in the nine months ended September 30, 2017. These costs were offset by a reduction of $1,347,970 in rent and office expenses as the Company relocated and closed one office location.

Sales and Marketing

Sales and marketing expenses primarily consist of costs for sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses decreased 3.4%, or $1,077,885, to $31,037,878 for the nine months ended September 30, 2017, compared to $32,115,763 for the same period of 2016. As a percentage of revenue, sales and marketing expenses remained the same at 49.0% in the first nine months of 2017 as the 49.0% in the prior year first nine months. Reductions in personnel and related travel costs were $2,329,380 offset by an increase in commission expense of $1,153,781 and other marketing costs of $97,712.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses decreased $769,495 or 29.5% from $2,612,402 for the nine months ended September 30, 2016 to $1,842,907 for the same period of 2017. The decrease is primarily due to a reduction in royalty expense of $220,663, reduction in personnel of $137,714 and other research related costs of $411,118.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation and amortization of long-lived intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense increased $414,046 to $4,104,565 for the nine months ended September 30, 2017, from $3,690,519 for the same period in 2016. The increase is due in part to an increase in the purchase of surgical trays in the latter part of 2016.

Acquisition and Integration Related Expenses

There were no acquisition and integration related expenses for the nine months ended September 30, 2017 and $1,269,613 for the same period in 2016. Acquisition related expenses consisted of investment banking, accounting, consulting, legal fees and miscellaneous expenses associated with the due diligence and execution of the 2015 X-spine acquisition. 2016 integration related expenses consist of samples, travel, retention bonuses and software.

Separation Related Expenses

Separation related expenses are $1,396,457 for the nine months ended September 30, 2017 with no expense incurred during the same period in 2016. The expense consists of those items related to reductions in personnel as part of the restructuring of the Company.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense decreased $50,140 to $216,581 for the nine months ended September 30, 2017, from $266,721 for the same period in the prior year.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense for the nine months ended September 30, 2017 increased $1,563,527 to $10,538,422 as compared to $8,974,895 in the first nine months ended 2016. The increase in interest expense is due to increased long term and convertible debt.

Change in Warrant Derivative Liability

For the nine months ended September 30, 2017, the Company recorded a gain in its non-cash warrant derivative liability of $136,684 which was primarily driven by change in the closing price of the Company’s common stock at September 30, 2017. The liability is associated with the issuance of warrants as part of the Company’s prior convertible debt financing, the Company’s 2010 financing and the Company’s 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Other Income (Expense)

Other expense for the first nine months of 2017 was $2,814,309 as compared to other expense of $309,924 for the same period in 2016. Other expense includes professional fees associated with the Company’s restructuring which began in 2017.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility, a common stock rights offering and other debt transactions. At September 30, 2017, we had $2.1 million of cash and cash equivalents; $13.9 million of net accounts receivable and $24.8 million of inventory.  The Company also had approximately $2.1 million of funds available to draw down on its delayed draw term loan.

Xtant has reduced its accounts payable from $11.1 million at December 31, 2016, to $7.7 million as of September 30, 2017. Accrued liabilities of $13.4 million at September 30th, rose from $9.0 million at December 31, 2016 primarily due to the accumulation of accrued interest on long-term debt, the payment of which has been delayed as noted in recent amendments of the Company’s long-term debt agreements.   Total liabilities include approximately $70.8 million of convertible debt and $65.6 million of long term debt due to Orbimed Advisors’ affiliates.

Net cash used by operating activities for the nine months ended September 30, 2017 was $1,188,769 from various operating activities. For the comparable period of 2016, net cash used by operating activities was $11,194,999. The improvement in cash used for operating activities is the result of restructuring efforts in 2017 to improve liquidity, reduce inventory, convert receivables to cash and reduce payables and accrued liabilities. The amendments to the Company’s debt agreements to allow for the non-payment of interest currently due has increased non-cash interest accrued by $5,488,991 in the nine months ended September 30, 2017.

Net cash used by investing activities for the nine months ended September 30, 2017 was $1,455,845 due to purchase of property and equipment.

Net cash provided by financing activities was $2,135,435 for the first nine months of 2017 due to proceeds from new debt less payments on capital leases and the revolving line of credit.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our September 30, 2017 cash on hand and accounts receivable balance of $15,978,178 along with anticipated operating cash receipts from sales expected from operations and limited term loan capacity may not be sufficient to meet our anticipated cash requirements through September 30, 2018. We do not anticipate that we will have sufficient cash funds to service current interest obligations under our senior credit facility and convertible debt.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, we implemented the following changes in our internal control over financial reporting to enhance our overall financial control environment and to address the reported material weakness related to internal control on property and equipment from the quarters ended March 31, 2017 and June 30, 2017:

•	The Company has changed supervisory personnel and improved the accounting review processes in connection with the presentation and disclosure of the recognition of property and equipment and related accumulated depreciation.
•	The Company has also exercised additional review and oversight in the recording of property and equipment activity.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF.  The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties.  Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions.  Axis seeks relief in the form of damages in an amount in excess of $972,283. Xtant filed a motion to dismiss on September 15, 2017, and is awaiting the court’s ruling.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I, Item 1A, Risk Factors, in our 2016 Annual Report on Form 10-K.  There have been no material changes to the risk factors set forth in our 2016 Annual Report on Form 10-K, except for the following:

A substantial amount of our implant and biologic inventory and surgical instruments are consigned to our distributors and customers outside of our physical control.

We ship inventory and surgical instruments through our distribution channels on a consigned basis in order to have our product readily available for surgical use.  The failure or inability of third party consignment sellers to record sales of our consigned products, and to appropriately account for, and pay us for, such recorded sales may adversely affect our business, results of operations and financial condition.

The security of our inventory and surgical instruments at consigned locations is dependent on third parties in our distribution channels to exercise proper controls and security measures, which is not assured. While our consigned products are physically stored with third parties, including third party consignment sellers, we do not have custody or control of such products, and the consigned products are subject to damage or loss, including, but not limited to, theft. There can be no assurance that third parties, including third party consignment sellers, will appropriately handle, monitor, secure or protect our consigned products, and any failure or inability to do so may adversely affect our business, results of operations and financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

The Company previously reported that it would hold its annual meeting of shareholders on June 21, 2017. The Company has set a record date of December 5, 2017 in anticipation of holding an annual meeting of shareholders on December 29, 2017. Because the date of the annual meeting will be more than 30 days from the date of the anniversary of the Company’s previous annual meeting, in accordance with Rule 14a-5(f) under the Exchange Act, the Company is informing stockholders of the change.

Item 6.   Exhibits

10.1	Seventeenth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 11, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed August 17, 2017 and incorporated by reference herein).

10.2	Amendment Number 1 to Indenture, dated as of August 16, 2017, by and between Xtant Medical Holdings, Inc. and Wilmington Trust, National Association (filed as Exhibit 10.2 to Form 8-K filed August 17, 2017 and incorporated by reference herein).

10.3	Amendment and Waiver, dated as of August 15, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.3 to Form 8-K filed August 17, 2017 and incorporated by reference herein).

10.4	Eighteenth Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed October 3, 2017 and incorporated by reference herein).

10.5	Second Amendment and Waiver, dated as of September 29, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.3 to Form 8-K filed October 3, 2017 and incorporated by reference herein).

10.6	*	Form of Indemnification Agreement for directors.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	**	Section 1350 Certification of Chief Executive Officer

32.2	**	Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL INSTANCE DOCUMENT

101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 21, 2017	By:	/s/ Laura Kendall
Name: Laura Kendall
Title: Deputy CRO

