Form 10-Q/A
period 2017-03-31
Xtant Medical Holdings, Inc.
filed 2018-03-30
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 15, 2017: 18,092,603

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as originally filed with the Securities and Exchange Commission on May 15, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures,” in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2017 erroneously recorded accumulated depreciation on surgical instruments. Correcting the error requires a decrease in property and equipment, net, in the amount of $617,627 and a related increase in cost of goods sold. Detection of the error resulted in the restatement of the condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of cash flows and Note 4, property and equipment, net for the quarter ended March 31, 2017 included in this Form 10-Q/A. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2017	2016
	(unaudited and restated)
ASSETS
Current Assets:
Cash and cash equivalents	$2,486,839	$2,578,267
Trade accounts receivable, net of allowance for doubtful accounts of $1,889,854 and $1,653,385, respectively	16,320,038	18,991,872
Current inventories, net	26,359,272	26,266,457
Prepaid and other current assets	1,651,187	1,149,615
Total current assets	46,817,336	48,986,211

Non-current inventories, net	440,853	971,854
Property and equipment, net	14,602,098	15,840,730
Goodwill	41,534,626	41,534,626
Intangible assets, net	34,800,556	35,940,810
Other assets	874,561	827,374

Total Assets	$139,070,030	$144,101,605

LIABILITIES and STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$8,896,188	$10,471,944
Accounts payable - related party (Note 13)	472,657	640,442
Revolving line of credit	10,293,706	10,448,283
Accrued liabilities	8,815,400	8,982,187
Warrant derivative liability	163,582	333,613
Current portion of capital lease obligations	259,027	244,847
Total current liabilities	28,900,560	31,121,316

Long-term liabilities:
Capital lease obligation, less current portion	754,994	832,152
Long-term convertible debt, less issuance costs	70,636,665	68,937,247
Long-term debt, less issuance costs	51,069,961	50,284,187
Total Liabilities	151,362,180	151,174,902

Commitments and Contingencies (Note 10)
Stockholders' Deficit
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 18,092,603 shares issued and outstanding as of March 31, 2017 and 11,897,601 shares issued and outstanding as of December 31, 2016	18	17
Additional paid-in capital	86,026,911	85,461,210
Accumulated deficit	(98,319,079)	(92,534,524)
Total Stockholders’ Deficit	(12,292,150)	(7,073,297)

Total Liabilities and Stockholders’ Deficit	$139,070,030	$144,101,605

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2017	2016
	(restated)
Revenue
Orthopedic product sales	$21,996,315	$20,808,035
Other revenue	86,354	169,300
Total Revenue	22,082,669	20,977,335

Cost of sales	7,175,229	6,877,267

Gross Profit	14,907,440	14,100,068

Operating Expenses:
General and administrative	4,128,268	3,484,712
Sales and marketing	10,997,019	10,512,966
Research and development	698,635	899,575
Depreciation and amortization	1,280,965	1,208,334
Acquisition and integration related expenses	-	301,773
Separation related expenses	224,372	-
Non-cash consulting expense	144,723	55,296
Total Operating Expenses	17,473,982	16,462,656

Loss from Operations	(2,566,542)	(2,362,588)

Other Income (Expense):
Interest expense	(3,400,389)	(2,827,174)
Change in warrant derivative liability	170,031	18,690
Other income (expense)	12,344	(425,000)

Total Other Income (Expense)	(3,218,014)	(3,233,484)

Net Loss from Operations	(5,784,556)	(5,596,072)

Net loss per share:
Basic	$(0.32)	$(0.47)
Dilutive	$(0.32)	$(0.47)

Shares used in the computation:
Basic	17,933,315	11,897,601
Dilutive	17,933,315	11,897,601

 See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2017	2016
	(restated)
Operating activities:
Net loss	$(5,784,556)	$(5,596,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,071,337	1,779,986
Non-cash interest	3,151,227	2,822,980
Loss on impairment and disposal of fixed assets	617,627	-
Non-cash consulting expense/stock option expense	230,424	136,079
Provision for losses on accounts receivable and inventory	312,588	(72,313)
Change in derivative warrant liability	(170,031)	(18,690)
Changes in operating assets and liabilities:
Accounts receivable	2,536,242	328,290
Inventories	261,189	(1,144,652)
Prepaid and other assets	(648,769)	(235,779)
Accounts payable	(1,743,541)	3,734,694
Accrued liabilities	(397,532)	(707,214)
Net cash provided by operating activities	436,205	1,027,309

Investing activities:
Purchases of property and equipment and intangible assets	(310,078)	(2,718,985)
Net cash used in investing activities	(310,078)	(2,718,985)

Financing activities:
Payments on capital leases	(62,978)	(7,985)
Payments on revolving line of credit	(154,577)	-
Net cash used in financing activities	(217,555)	(7,985)

Net change in cash and cash equivalents	(91,428)	(1,699,661)

Cash and cash equivalents at beginning of period	2,578,267	6,368,016
Cash and cash equivalents at end of period	$2,486,839	$4,668,355

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

Restatement of Financials Statements

Our condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of cash flows, and Note 4, property and equipment, net, for the quarter ended March 31, 2017 have been restated to correct the error recorded for accumulated depreciation on surgical instruments of $617,627. The following table summarizes the effects of our restatement resulting from the correction of this error.

First Quarter Ended March 31, 2017:	As Reported	Restated

Balance Sheet:
Property and equipment, net	$15,219,725	$14,602,098
Accumulated deficit	$(97,701,452)	$(98,319,079)

Income Statement:
Cost of sales	$6,557,602	$7,175,229
Net loss from operations	$(5,166,929)	$(5,784,556)

(2)	Equity

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

(3)	Inventories, Net

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Current inventories:
Raw materials	$4,192,054	$4,833,403
Work in process	1,523,002	1,891,380
Finished goods	25,002,633	23,878,040
Gross current inventories	30,717,689	30,602,823
Reserve for obsolescence	(4,358,417)	(4,336,366)
Current inventories, net	26,359,272	26,266,457
Non-current inventories:
Finished goods	875,425	1,385,017
Reserve for obsolescence	(434,572)	(413,163)
Non-current inventories, net	440,853	971,854
Total inventories, net	$26,800,125	$27,238,311

(4)	Property and Equipment, Net

Property and equipment, net are as follows:

	March 31,	December 31,
	2017	2016
	(restated)
Equipment	$4,568,357	$4,629,754
Computer equipment	416,233	416,233
Computer software	529,726	529,726
Furniture and fixtures	181,566	181,566
Leasehold improvements	4,054,864	4,053,837
Vehicles	10,000	10,000
Surgical instruments	13,549,262	13,876,757
Total cost	23,310,008	23,697,873
Less: accumulated depreciation	(8,707,910)	(7,857,143)
Property and equipment, net	$14,602,098	$15,840,730

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

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 4.3% or $297,962 to $7,175,229 for the quarter ended March 31, 2017 from $6,877,267 for the quarter ended March 31, 2016. Cost of sales as a percent of total sales was 32.5% of revenues for the quarter ended March 31, 2017, compared to 32.8% in the first quarter ended 2016. The decrease is due to product mix and improved manufacturing efficiencies.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Consideration of Restatement

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Xtant management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b).

On May 8, 2017, the Company entered into an agreement with Aurora Management Partners Inc. (“Aurora”).  Pursuant to the CRO Agreement, David Baker serves as Chief Restructuring Officer of the Company (the “CRO”). The CRO and Aurora personnel, referred to as “Deputy Restructuring Officers”, assisting on this engagement report to the Company’s board of directors.

The principal financial officer of the Company who initially supervised the evaluation of disclosure controls and procedures left the Company in August 2017. At that time, Aurora assumed the principal financial officer role, in addition to the Chief Restructuring Officer role, and identified the restatement discussed in Note 1 and below.

In light of the restatement discussed in Note 1 to the condensed consolidated financial statements, we reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, as to whether the errors identified were the result of a material weakness in our internal control over financial reporting. The Company reconsidered whether our existing disclosure controls and procedures around the presentation and disclosure of property and equipment and accumulated depreciation are effective. Based on this assessment, we concluded that controls over property and equipment and accumulated depreciation were not effective as of March 31, 2017 and that therefore our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

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

XTANT MEDICAL HOLDINGS, INC.

Date: March 30, 2018	By:	/s/ Laura Kendall
Name: Laura Kendall
Title: Deputy Restructuring Officer (serving as principal financial officer)

