Form 10-Q/A
period 2017-06-30
Xtant Medical Holdings, Inc.
filed 2018-03-30
CIK 1453593

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

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as originally filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Condensed Consolidated Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures,” in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the six months ended June 30, 2017 erroneously recorded accumulated depreciation on surgical instruments. Correcting the error requires a decrease in property and equipment, net, in the amount of $617,627 and a related increase in cost of goods sold. Detection of the error resulted in the restatement of the condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of cash flows and Note 4, property and equipment, net for the six months ended June 30, 2017 included in this Form 10-Q/A. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2017	2016
	(unaudited and restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,664,543	$2,578,267
Trade accounts receivable, net of allowance for doubtful accounts of $1,923,287 and $1,653,385, respectively	15,847,142	18,991,872
Current inventories, net	24,932,155	26,266,457
Prepaid and other current assets	831,239	1,149,615
Total current assets	43,275,079	48,986,211

Non-current inventories, net	641,124	971,854
Property and equipment, net	13,419,415	15,840,730
Goodwill	41,534,626	41,534,626
Intangible assets, net	33,672,915	35,940,810
Other assets	1,133,331	827,374

Total Assets	$133,676,490	$144,101,605

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$8,446,454	$10,471,944
Accounts payable - related party (note 13)	291,785	640,442
Revolving line of credit	-	10,448,283
Accrued liabilities	11,627,528	8,982,187
Warrant derivative liability	177,380	333,613
Current portion of capital lease obligations	302,064	244,847
Total current liabilities	20,845,211	31,121,316

Long-term Liabilities:
Capital lease obligation, less current portion	747,000	832,152
Long-term convertible debt, less issuance costs	70,708,939	68,937,247
Long-term debt, less issuance costs	63,285,428	50,284,187
Total Liabilities	155,586,578	151,174,902

Commitments and Contingencies (note 10)
Stockholders’ Deficit:
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; no shares issued and Outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 18,092,603 shares issued and outstanding as of June 30, 2017 and 17,249,315 shares issued and outstanding as of December 31, 2016	18	17
Additional paid-in capital	86,101,803	85,461,210
Accumulated deficit	(108,011,909)	(92,534,524)
Total Stockholders’ Deficit	(21,910,088)	(7,073,297)

Total Liabilities & Stockholders’ Deficit	$133,676,490	$144,101,605

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
			(restated)
Revenue
Orthopedic product sales	$21,371,030	$21,311,322	$43,367,345	$42,119,357
Other revenue	37,130	150,248	123,484	319,548
Total Revenue	21,408,160	21,461,570	43,490,829	42,438,905

Cost of sales	7,880,639	6,758,071	15,055,868	13,635,338

Gross Profit	13,527,521	14,703,499	28,434,961	28,803,567

Operating Expenses
General and administrative	4,526,543	3,899,280	8,654,811	7,383,992
Sales and marketing	11,137,082	10,420,028	22,134,101	20,932,994
Research and development	640,045	783,897	1,338,680	1,683,472
Depreciation and amortization	1,469,603	1,216,696	2,750,568	2,425,030
Acquisition and integration related expenses	-	450,755	-	752,528
Separation related expenses	380,548	-	604,920	-
Non-cash consulting expense	91,857	55,296	236,580	110,592
Total Operating Expenses	18,245,678	16,825,952	35,719,660	33,288,608

Loss from Operations	(4,718,157)	(2,122,453)	(7,284,699)	(4,485,041)

Other Income (Expense)
Interest expense	(3,328,262)	(2,984,186)	(6,728,651)	(5,811,361)
Change in warrant derivative liability	(13,798)	477,639	156,233	496,329
Other income (expense)	(1,632,612)	166,425	(1,620,268)	(258,574)

Total Other Income (Expense)	(4,974,672)	(2,340,122)	(8,192,686)	(5,573,606)

Net Loss from Operations	$(9,692,829)	$(4,462,575)	$(15,477,385)	$(10,058,647)

Net loss per share:
Basic	$(0.54)	$(0.37)	$(0.85)	$(0.84)
Dilutive	$(0.54)	$(0.37)	$(0.85)	$(0.84)

Shares used in the computation:
Basic	18,092,603	12,101,356	18,012,959	11,999,478
Dilutive	18,092,603	12,101,356	18,012,959	11,999,478

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(restated)
Operating activities:
Net loss	$(15,477,385)	$(10,058,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,170,859	3,649,361
Non-cash interest	6,211,365	2,541,890
Loss on impairment and disposal of fixed assets	1,586,218	-
Non-cash consulting expense/stock option expense	397,174	271,374
Provision for losses on accounts receivable and inventory	1,063,331	432,781
Change in derivative warrant liability	(156,233)	(496,329)
Changes in operating assets and liabilities:
Accounts receivable	2,544,399	207,934
Inventories	1,202,035	(2,673,670)
Prepaid and other assets	12,417	(708,693)
Accounts payable	(2,374,147)	3,652,113
Accrued liabilities	63,235	(4,568,572)
Net cash used in operating activities	(756,732)	(7,750,458)

Investing activities:
Purchases of property and equipment and intangible assets	(1,067,868)	(4,369,562)
Net cash used in investing activities	(1,067,868)	(4,369,562)

Financing activities:
Proceeds from long-term debt	11,387,094	-
Payments on capital leases	(27,935)	(49,428)
Proceeds from the issuance of Convertible Debt	-	2,238,166
Proceeds from Revolving Line of Credit	-	5,480,671
Payments on Revolving Line of Credit	(10,448,283)	-
Net proceeds from issuance of stock	-	300,000
Net cash provided by financing activities	910,876	7,969,409

Net change in cash and cash equivalents	(913,724)	(4,150,611)

Cash and cash equivalents at beginning of period	2,578,267	6,368,016
Cash and cash equivalents at end of period	$1,664,543	$2,217,405

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

CRO Agreement

On May 8, 2017, the Company entered into an agreement (the “CRO Agreement”) with Aurora Management Partners Inc. (“Aurora”).  Pursuant to the CRO Agreement, David Baker serves as Chief Restructuring Officer of the Company (the “CRO”). The CRO and Aurora personnel, referred to as “Deputy Restructuring Officers”, assisting on this engagement report to the special restructuring committee of the board of directors of the Company and provide periodic updates on progress made in fulfilling the scope of services.  The term of the agreement will continue until the engagement is completed or earlier if the engagement is terminated by either party.   Aurora is paid the hourly rates set forth on Schedule A to the CRO Agreement and is reimbursed for its expenses actually incurred in providing the services.  The CRO Agreement may be terminated by either party, in its sole discretion, for any reason and the termination is effective immediately upon the other party’s receipt of written notice of the termination.

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

Restatement of Financial Statements

Our condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of cash flows, and Note 4, property and equipment, net for the six months ended June 30, 2017 have been restated to correct the error recorded for accumulated depreciation on surgical instruments of $617,627. The following table summarizes the effects of our restatement resulting from the correction of this error.

Six months ended June 30, 2017:	As Reported	Restated

Balance Sheet:
Property and equipment, net	$14,037,043	$13,419,415
Accumulated deficit	$(107,394,281)	$(108,011,909)

Income Statement:
Cost of sales	$14,438,241	$15,055,868
Net loss from operations	$(14,859,758)	$(15,477,385)

(2)	Equity

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

(3)	Inventories, Net

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
Current inventories:
Raw materials	$3,894,647	$4,833,403
Work in process	1,462,480	1,891,380
Finished goods	23,892,913	23,878,040
Gross current inventories	29,250,040	30,602,823
Reserve for obsolescence	(4,317,885)	(4,336,366)
Current inventories, net	24,932,155	26,266,457
Non-current inventories:
Finished goods	1,054,287	1,385,017
Reserve for obsolescence	(413,163)	(413,163)
Non-current inventories, net	641,124	971,854
Total inventories, net	$25,573,279	$27,238,311

(4)	Property and Equipment, Net

Property and equipment, net are as follows:

	June 30,	December 31,
	2017	2016
	(restated)
Equipment	$4,548,670	$4,629,754
Computer equipment	499,265	416,233
Computer software	507,154	529,726
Furniture and fixtures	184,665	181,566
Leasehold improvements	4,036,484	4,053,837
Vehicles	10,000	10,000
Surgical instruments	13,188,271	13,876,757
Total cost	22,974,509	23,697,873
Less: accumulated depreciation	(9,555,094)	(7,857,143)
Property and equipment, net	$13,419,415	$15,840,730

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

Capital Leases

Future minimum payments for the next five years and thereafter as of June 30, 2017, under these capital leases, are as follows:

Remainder of 2017	$252,369
2018	494,535
2019	462,544
2020	181,714
2021	-
Thereafter	-
Total minimum lease payments	1,391,162
Less amount representing interest	(342,098)
Present value of obligations under capital leases	1,049,064
Less current portion	(302,064)
Long-term capital lease obligations	$747,000

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

Cost of sales

Costs of sales consist primarily of manufacturing costs and depreciation of surgical trays. Costs of sales increased by 10.4% or $1,420,530 to $15,055,868 for the six months ended June 30, 2017 from $13,635,338 for the six months ended June 30, 2016. Cost of sales as a percent of total sales was 34.6% of revenues for the six months ended June 30, 2017, compared to 32.1% in the first six months 2016. The decrease is due to product mix shifts to lower margined products.

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

The principal financial officer of the Company who initially supervised the evaluation of disclosure controls and procedures left the Company in August 2017. Aurora Management Partners (refer to Note 1 to the financial statements) assumed the principal financial officer role, in addition the Chief Restructuring Officer role, at that time and identified the restatement discussed in Note 1 and below.

In light of the restatement discussed in Note 1 to the condensed consolidated financial statements, we reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, as to whether the errors identified were the result of a material weakness in our internal control over financial reporting. The Company reconsidered whether our existing disclosure controls and procedures around the presentation and disclosure of property and equipment and accumulated depreciation are effective. Based on this assessment, we concluded that controls over property and equipment and accumulated depreciation were not effective as June 30, 2017 and that therefore our disclosure controls and procedures were not effective.

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

