Form 10-K/A
period 2017-12-31
Xtant Medical Holdings, Inc.
filed 2018-04-05
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Xtant Medical Holdings, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2010, by and among K-Kitz, Inc., KB Merger Sub, Inc. and Bacterin International, Inc. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on June 30, 2010 and incorporated by reference herein).
2.2	Common Stock Purchase Agreement, dated March 16, 2015, by and between Bacterin and Aspire Capital Fund, LLC (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 17, 2015 and incorporated by reference herein).
2.3	Amended and Restated Common Stock Purchase Agreement, dated April 17, 2015, by and between Bacterin and Aspire Capital Fund, LLC (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 17, 2015 and incorporated by reference herein).
2.4	Stock Purchase Agreement, dated July 27, 2015, by and among Bacterin, X-spine Systems, Inc. and the sellers named therein (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 28, 2015 and incorporated by reference herein).
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2011 and incorporated by reference herein).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on July 25, 2014 and incorporated by reference herein).
3.3	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015 and incorporated by reference herein).
3.4	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on October 1, 2015 and incorporated by reference herein).
4.1	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on July 31, 2014, and Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on June 5, 2013 and incorporated by reference herein).
4.2	Form of Warrant Certificate for Warrants underlying Units (filed as Exhibit 4.1 to the Registrant’s Form 10-Q filed with the SEC on November 10, 2016 and incorporated by reference herein).
4.3	Form of Pre-Funded Warrant (filed as Exhibit 4.3 to the Registrant’s Form 10-Q filed with the SEC on November 10, 2016 and incorporated by reference herein).
4.4	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 21, 2015 and incorporated by reference herein).
4.5	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on November 10, 2016 and incorporated by reference herein).
4.6	Registration Rights Agreement, dated March 16, 2015, by and between Bacterin and Aspire Capital Fund, LLC (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 17, 2015 and incorporated by reference herein).
4.7	Registration Rights Agreement, dated July 31, 2015, by and among Bacterin, Leerink Partners LLC, OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015 and incorporated by reference herein).
4.8	Registration Rights Agreement, dated April 14, 2016, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016 and incorporated by reference herein).
4.9	Registration Rights Agreement (for Common Stock underlying the Indenture Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.9 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
4.10	Registration Rights Agreement (for Common Stock underlying the PIK Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.13 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
4.11	Indenture, dated July 31, 2015, by and between Bacterin and Wilmington Trust, National Association (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015 and incorporated by reference herein).

4.12	Waiver Letter, dated as of March 31, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.2 to Form 8-K filed April 6, 2017 and incorporated by reference herein).
4.13	Amendment Number 1 to Indenture, dated as of August 16, 2017, by and between Xtant Medical Holdings, Inc. and Wilmington Trust, National Association (filed as Exhibit 10.2 to Form 8-K filed August 17, 2017 and incorporated by reference herein).
4.14	Amendment Number 2 to Indenture, dated as of October 2, 2017, by and between Xtant Medical Holdings, Inc. and Wilmington Trust, National Association (filed as Exhibit 10.2 to Form 8-K filed October 3, 2017 and incorporated by reference herein).
4.15	Amendment Number 3 to Indenture, dated as of October 31, 2017, by and between Xtant Medical Holdings, Inc. and Wilmington Trust, National Association (filed as Exhibit 10.2 to Form 8-K filed October 31, 2017 and incorporated by reference herein).
4.16	Amendment Number 4 and Waiver to Indenture, dated as of December 1, 2017, by and between Xtant Medical Holdings, Inc. and Wilmington Trust, National Association (filed as Exhibit 10.2 to Form 8-K filed December 4, 2017 and incorporated by reference herein).
4.17	Amendment Number 5 to Indenture, dated as of December 29, 2017, by and between Xtant Medical Holdings, Inc. and Wilmington Trust, National Association (filed as Exhibit 10.2 to Form 8-K filed December 29, 2017 and incorporated by reference herein).
4.18	Form of 6.00% Convertible Senior Note due 202 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015 and incorporated by reference herein).
4.19	Amendment and Waiver, dated as of August 15, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.3 to Form 8-K filed August 17, 2017 and incorporated by reference herein).
4.20	Second Amendment and Waiver, dated as of September 29, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.3 to Form 8-K filed October 3, 2017 and incorporated by reference herein).
4.21	Third Amendment and Waiver, dated as of October 31, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.3 to Form 8-K filed October 31, 2017 and incorporated by reference herein).
4.22	Fourth Amendment and Waiver, dated as of November 30, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.3 to Form 8-K filed December 4, 2017 and incorporated by reference herein).
4.23	Fifth Amendment and Waiver, dated as of December 28, 2017, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.3 to Form 8-K filed December 29, 2017 and incorporated by reference herein).
10.1•	Form of Indemnification Agreement for directors (filed as Exhibit 10.6 to the Registrant’s Form 10-Q filed with the SEC on November 21, 2017 and incorporated by reference herein).
10.2•	Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Form 10-Q filed with the SEC on November 16, 2015 and incorporated by reference herein).
10.3•	Form of Stock Option Agreement (filed as Exhibit 10.23 to the Registrant’s Form 10-Q filed with the SEC on May 4, 2012 and incorporated by reference herein).
10.4•	Form of Amended and Restated Restricted Stock Agreement (filed as Exhibit 10.4 to the Registrant’s Form 10-K filed with the SEC on March 24, 2016 and incorporated by reference herein).
10.5•	Daniel Goldberger Employment Agreement (filed as Exhibit 10.25 to the Registrant’s Form 8-K filed with the SEC on August 15, 2013 and incorporated by reference herein).
10.6•	Separation Agreement and General Release dated January 21, 2017 by and between Daniel S. Goldberger and Bacterin International, Inc., and Xtant Medical Holdings, Inc. (filed as Exhibit 10.1 to Form 8-K filed January 23, 2017 and incorporated by reference herein).
10.7•	John Gandolfo Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 29, 2014 and incorporated by reference herein).

10.8•	Amendment No. 2 to John Gandolfo Employment Agreement, dated effective as of February 17, 2017, between Bacterin International, Inc. and John Gandolfo (filed as Exhibit 10.2 to Form 8-K filed February 23, 2017 and incorporated by reference herein).
10.9•	Carl O’Connell Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 6, 2016 and incorporated by reference herein).
10.10•	Carl O’Connell Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on October 6, 2016 and incorporated by reference herein).
10.11•	Amendment No. 1 to Carl O’Connell Employment Agreement, dated effective as of February 17, 2017, between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.1 to Form 8-K filed February 23, 2017 and incorporated by reference herein).
10.12	Form of Board of Director Services Agreement (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the SEC on August 10, 2016 and incorporated by reference herein).
10.13	Amended and Restated Credit Agreement dated July 27, 2015 by and between Bacterin and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on July 28, 2015 and incorporated by reference herein).
10.14	First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016, by and among Bacterin International, and Orbimed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 4, 2016 and incorporated by reference herein).
10.15	Amendment to Amended and Restated Credit Agreement, dated as of April 14, 2016, by and among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016 and incorporated by reference herein).
10.16	Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 29, 2016, by and among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 2, 2016 and incorporated by reference herein).
10.17	Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2016, by and among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 28, 2016 and incorporated by reference herein).
10.18	Seventh Amendment to Amended and Restated Credit Agreement, dated as of December 31, 2016, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 6, 2017 and incorporated by reference herein).
10.19	Eighth Amendment to Amended and Restated Credit Agreement, dated as of January 13, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.20	Ninth Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed February 1, 2017 and incorporated by reference herein).
10.21	Tenth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed February 15, 2017 and incorporated by reference herein).
10.22	Eleventh Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed March 2, 2017 and incorporated by reference herein).
10.23	Twelfth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of March 31, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed April 6, 2017 and incorporated by reference herein).

10.24	Thirteenth Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed May 4, 2017 and incorporated by reference herein).
10.25	Fourteenth Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed May 12, 2017 and incorporated by reference herein).
10.26	Fifteenth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed July 7, 2017 and incorporated by reference herein).
10.27	Sixteenth Amendment to Amended and Restated Credit Agreement, dated as of July 15, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to Form 8-K filed July 20, 2017 and incorporated by reference herein).
10.28	Seventeenth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 11, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed August 17, 2017 and incorporated by reference herein).
10.29	Eighteenth Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed October 3, 2017 and incorporated by reference herein).
10.30	Nineteenth Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed October 31, 2017 and incorporated by reference herein).
10.31	Waiver, dated as of November 14, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed November 14, 2017 and incorporated by reference herein).
10.32	Twentieth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 30, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed December 4, 2017 and incorporated by reference herein).
10.33	Twenty-First Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2017, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to Form 8-K filed December 29, 2017 and incorporated by reference herein).
10.34	Securities Purchase Agreement dated July 27, 2015 by and between Bacterin and the investors named therein (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on July 28, 2015 and incorporated by reference herein).
10.35	Distribution Agreement dated January 23, 2014 by and between X-spine Systems, Inc. and Zimmer Spine, Inc., as amended (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 3, 2015 and incorporated by reference herein).
10.36	Loan and Security Agreement, dated May 25, 2016, among Xtant Medical Holdings, Inc., Bacterin International Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016 and incorporated by reference herein).
10.37	First Loan Modification Agreement, dated August 12, 2016, among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 16, 2016 and incorporated by reference herein).

10.38	Intellectual Property Security Agreement, dated May 25, 2016, among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016 and incorporated by reference herein).
10.39	Forbearance Agreement, dated April 17, 2017, among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Form 8-K filed April 19, 2017 and incorporated by reference herein).
10.40	Forbearance Agreement, dated April 21, 2017, among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Form 8-K filed April 24, 2017 and incorporated by reference herein).
10.41	Forbearance Agreement, dated April 30, 2017, by and among Xtant Medical Holdings, Inc., Bacterin International, Inc., X-spine Systems, Inc., Xtant Medical, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to Form 8-K filed May 4, 2017 and incorporated by reference herein).
10.42	Securities Purchase Agreement, dated April 14, 2016, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016 and incorporated by reference herein).
10.43	Convertible Promissory Note, dated April 14, 2016, made by Xtant Medical Holdings, Inc. in favor of ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016 and incorporated by reference herein).
10.44	Convertible Promissory Note, dated April 14, 2016, made by Xtant Medical Holdings, Inc. in favor of OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 19, 2016 and incorporated by reference herein).
10.45	Securities Purchase Agreement, dated January 17, 2017, between Xtant Medical Holdings, Inc. and Bruce Fund, Inc. (filed as Exhibit 10.2 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.46	Securities Purchase Agreement, dated January 17, 2017, between Xtant Medical Holdings, Inc. and Park West Partners International, Limited. (filed as Exhibit 10.3 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.47	Securities Purchase Agreement, dated January 17, 2017, between Xtant Medical Holdings, Inc. and Park West Investors Master Fund, Limited. (filed as Exhibit 10.4 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.48	Securities Purchase Agreement, dated January 17, 2017, between Xtant Medical Holdings, Inc. and Telemetry Securities, L.L.C. (filed as Exhibit 10.5 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.49	Securities Purchase Agreement (for sale of the Indenture Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.6 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.50	Convertible Promissory Note in the principal amount of $995,700, dated January 17, 2017, made by Xtant Medical Holdings, Inc. in favor of ROS Acquisition Offshore LP. (filed as Exhibit 10.7 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.51	Convertible Promissory Note in the principal amount of $564,300, dated January 17, 2017, made by Xtant Medical Holdings, Inc. in favor of OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.8 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.52	Securities Purchase Agreement (for sale of the PIK Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.10 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.53	Convertible Promissory Note in the principal amount of $42,856.59, dated January 17, 2017, made by Xtant Medical Holdings, Inc. in favor of ROS Acquisition Offshore LP. (filed as Exhibit 10.11 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.54	Convertible Promissory Note in the principal amount of $24,288.41, dated January 17, 2017, made by Xtant Medical Holdings, Inc. in favor of OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.12 to Form 8-K filed January 20, 2017 and incorporated by reference herein).
10.55	Waiver, dated as of March 31, 2017, by ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.3 to Form 8-K filed April 6, 2017 and incorporated by reference herein).
10.56	Agreement, dated May 8, 2017, between Xtant Medical Holdings, Inc. and Aurora Management Partners Inc. (filed as Exhibit 10.2 to Form 8-K filed May 12, 2017 and incorporated by reference herein).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on August 25, 2015 and incorporated by reference herein).
23.1**	Consent of Independent Accounting Firm, EKS&H LLLP
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

•	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	These exhibits were previously included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

By:	/s/ Laura Kendall
Name:	Laura Kendall
Title:	Deputy Restructuring Officer (serving as principal financial officer)
Date:	April 5, 2018