Form 10-Q
period 2018-03-31
Xtant Medical Holdings, Inc.
filed 2018-05-08
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 8, 2018 13,077,468.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	As of
	March 31,	As of
	2018	December 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$6,172	$2,856
Trade accounts receivable, net of allowance for doubtful accounts of $1,945 and $2,135, respectively	10,340	12,714
Current inventories, net	22,512	22,229
Prepaid and other current assets	1,107	1,706
Total current assets	40,131	39,505
Non-current inventories, net	138	194
Property and equipment, net	9,331	9,913
Goodwill	41,535	41,535
Intangible assets, net	12,977	13,826
Other assets	670	732
Total Assets	$104,782	$105,705

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$7,528	$9,316
Accounts payable – related party (note 13)	63	160
Accrued liabilities	3,852	15,845
Warrant derivative liability	169	131
Current portion of capital lease obligations	383	366
Total current liabilities	11,995	25,818
Long-term Liabilities:
Capital lease obligation, less current portion	526	623
Long-term convertible debt, less issuance costs	-	70,854
Long-term debt, less issuance costs	76,651	67,109
Total Liabilities	89,172	164,404
Commitments and Contingencies (note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 50,000,000 shares authorized; 13,077,468 shares issued and outstanding as of March 31, 2018 and 1,514,899 shares issued and outstanding as of December 31, 2017	-	-
Additional paid-in capital	165,808	86,247
Accumulated deficit	(150,198)	(144,946)
Total Stockholders’ Equity (Deficit)	15,610	(58,699)
Total Liabilities & Stockholders’ Equity (Deficit)	$104,782	$105,705

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except number of shares and per share amounts)

	Quarter Ended March 31,
	2018	2017 (Restated)
Revenue
Orthopedic product sales	$17,830	$21,996
Other revenue	104	87
Total Revenue	17,934	22,083

Cost of sales	5,702	7,176

Gross Profit	12,232	14,907

Operating Expenses
General and administrative	3,025	4,128
Sales and marketing	8,349	10,997
Research and development	414	699
Depreciation and amortization	1,004	1,281
Restructuring expenses	733	-
Separation related expenses	-	224
Non-cash compensation expense	364	145
Total Operating Expenses	13,889	17,474

Loss from Operations	(1,657)	(2,567)

Other (Expense) Income
Interest expense	(3,545)	(3,400)
Change in warrant derivative liability	(38)	170
Other (expense) income	(13)	12

Total Other (Expense)	(3,596)	(3,218)

Net Loss from Operations	$(5,253)	$(5,785)

Net loss per share:
Basic	$(0.70)	$(3.87)
Dilutive	$(0.70)	$(3.87)

Shares used in the computation:
Basic	7,481,550	1,494,443
Dilutive	7,481,550	1,494,443

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Quarter Ended March 31,
	2018	2017 (Restated)
Operating activities:
Net loss	$(5,253)	$(5,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,586	2,071
Non-cash interest	3,446	3,151
(Gain)/Loss on disposal of fixed assets	(23)	617
Non-cash compensation expense/stock option expense	364	230
Provision for losses on accounts receivable and inventory	39	313
Change in derivative warrant liability	38	(170)

Changes in operating assets and liabilities:
Accounts receivable	2,290	2,536
Inventories	(182)	261
Prepaid and other assets	660	(647)
Accounts payable	(1,884)	(1,743)
Accrued liabilities	(845)	(397)
Net cash provided by operating activities	236	437

Investing activities:
Purchases of property and equipment and intangible assets	(132)	(310)
Net cash used by investing activities	(132)	(310)

Financing activities:
Payments on capital leases	(79)	(63)
Payments on revolving line of credit	-	(155)
Expense associated with private placement and convertible debt conversion/exchange	(3,519)	-
Proceeds from issuance of stock	6,810	-
Net cash provided by (used by) financing activities	3,212	(218)

Net change in cash and cash equivalents	3,316	(91)

Cash and cash equivalents at beginning of period	2,856	2,578
Cash and cash equivalents at end of period	$6,172	$2,487

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), a Delaware corporation, and its wholly owned subsidiaries, Xtant Medical, Inc. (“Xtant Medical”), a Delaware corporation, Bacterin International, Inc., (“Bacterin”) a Nevada corporation, and X-Spine Systems, Inc. (“X-spine”), an Ohio corporation (Xtant, Xtant Medical, Bacterin and X-spine are jointly referred to herein as the “Company” or sometimes “we”, “our” or “us”). All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying interim condensed consolidated financial statements of Xtant for the three months ended March 31, 2018 and 2017 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2018.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

As described in more detail below, effective as of February 13, 2018, the Company effected a 1-for-12 reverse split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split is reflected in the share amounts in all periods presented in this report.

Corporate Restructuring

Restructuring Agreement

On January 11, 2018, we entered into a Restructuring and Exchange Agreement (the “Restructuring Agreement”) with ROS Acquisition Offshore LP, OrbiMed Royalty Opportunities II, LP (collectively referred to herein as the “Investors”), Bruce Fund, Inc., Park West Partners International, Limited (“PWPI”), Park West Investors Master Fund, Limited (“PWIMF”), and Telemetry Securities, L.L.C., and with the Investors, are collectively referred to herein as the “Holders”.

Pursuant to the Restructuring Agreement, and following the execution of the Sixth Amendment to the 2017 Notes, described in the “Debt” and “Equity” sections below, on January 17, 2018, the Investors converted certain of the 2017 Notes, plus accrued and unpaid interest, at the $9.11 per share conversion rate originally provided thereunder, into 189,645 shares of our common stock.

In connection with the Restructuring Agreement, we held a special meeting of stockholders on February 13, 2018 (“Special Meeting”), where our stockholders approved the following actions:

•         Approval of the issuance of shares of common stock for purposes of Sections 713(a) and 713(b) of the NYSE American Company Guide.

•         Approval of an amendment to our certificate of incorporation (“Charter”) to change the number of authorized shares of common stock and preferred stock available for issuance and to make such other changes as are described below.

•         Approval of six new directors to constitute a new board of directors, to serve until the 2018 Annual Meeting of Stockholders and until they or respective successors have been duly elected and qualified.

After giving effect to the Reverse Stock Split (described below), the remaining $70.2 million aggregate principal amount of our outstanding 6.00% convertible senior unsecured notes due 2021 held by the Holders (the “Remaining Notes”), consisting of the Notes and the 2016 Notes, plus accrued and unpaid interest, were exchanged for newly-issued shares of our common stock at an exchange rate of 138.8889 shares per $1,000 principal amount of the Remaining Notes, for an exchange price of $7.20 per share (the “Notes Exchange”). This resulted in the issuance of 10,401,309 shares of our common stock to the Holders. Upon the completion of the Notes Exchange, all outstanding obligations under the Remaining Notes were satisfied in full and the Indenture and the 2016 Notes were discharged. The Investors have approximately a 70% controlling interest in the Company’s shares outstanding.

Amended and Restated Certificate of Incorporation

On February 13, 2018, following the Special Meeting, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Charter (the “Certificate Amendment”) The Certificate Amendment amended and restated our Charter, to, among other things:

•	effect the Reverse Stock Split;

•	after giving effect to the Reverse Stock Split, decrease the number of authorized shares of common stock available for issuance from 95,000,000 to 50,000,000 and increase the number of authorized shares of preferred stock available for issuance from 5,000,000 to 10,000,000;

•	authorize the Board of Directors (“Board”) to increase or decrease the number of shares of any series of our capital stock, provided that such increase or decrease does not exceed the number of authorized shares or be less than the number of shares then outstanding;

•	authorize the Board to issue new series of preferred stock without approval of the holders of common stock or other series of preferred stock, with such powers, preferences and rights as may be determined by the Board;

•	authorize a majority of the Board to fix the number of our directors;

•	indemnify the members of the Board to the fullest extent permitted by law;

•	remove the classification of the Board to require all directors to be elected annually;

•	provide that special meetings of our stockholders may only be called by the Board, the chairman of the Board or our chief executive officer;

•	provide that no stockholder will be permitted cumulative voting at any election of directors;

•	elect not to be governed by Section 203 of the Delaware General Corporation Law (the “DGCL”);

•	elect the Court of Chancery of the State of Delaware to be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers or other employees, any action under the DGCL, our Charter or bylaws or any actions governed by the internal affairs doctrine; and

•	require the vote of at least two-thirds of the voting power of the then outstanding shares of our capital stock to amend or repeal certain provisions of our Charter.

The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on February 13, 2018, and our common stock began trading on a split-adjusted basis when the market opened on February 14, 2018. Upon the effectiveness of the Reverse Stock Split, every 12 shares of our issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all of our outstanding stock options, restricted stock, convertible securities to purchase shares of common stock and the number of shares reserved for issuance pursuant to our equity incentive compensation plan. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded down to the nearest whole share. All share and per share amounts have been retroactively restated to reflect the Reverse Stock Split.

Private Placement SPA

On February 14, 2018, we entered into a Securities Purchase Agreement (the “Private Placement SPA”) with the Investors for the purchase of 945,819 shares of our common stock, at a price of $7.20 per share, for aggregate proceeds of $6.8 million.

Investor Rights Agreement

Effective February 14, 2018, we entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with certain the Holders. Under the Investor Rights Agreement, the Investors are permitted to nominate a majority of our directors and designate the chairperson of the Board at subsequent annual meetings, as long as Investors maintain an ownership threshold in the Company of at least 40% of the then outstanding common stock (the “Ownership Threshold”). If the Investors are unable to maintain the Ownership Threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with their ownership interests.

For so long as the Ownership Threshold is met, we must obtain the approval of the Investors to proceed with the following actions: (i) issue new securities; (ii) incur over $0.25 million of debt in a fiscal year; (iii) sell or transfer over $0.25 million of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $0.25 million of assets or properties in a fiscal year; (v) make capital expenditures over $0.125 million individually, or $1.5 million in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of the Board; and (ix) make, loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $0.25 million in a fiscal year. As long as the Ownership Threshold is met, we may not increase the size of the Board beyond seven directors without the approval of a majority of the directors nominated by the Investors.

The Investor Rights Agreement grants the Holders the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell. The Investor Rights Agreement may be terminated (a) upon the mutual written agreement of all the parties, (b) upon written notice of the Company or an Investor, if such Investor’s ownership percentage of our then outstanding common stock is less than 10%, or (c) upon written notice by the Investors. PWPI and PWIMF’s right to purchase from us a pro rata amount of any new securities will also terminate at such time as their aggregate ownership percentage of our then outstanding common stock is less than 8.5%.

Registration Rights Agreement

Effective February 14, 2018, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Holders. The Registration Rights Agreement requires us to, among other things, file with the U. S. Securities and Exchange Commission (“SEC”) a shelf registration statement within 90 days of the date of the Registration Rights Agreement covering the resale, from time to time, of our common stock issued. We agree to use our best efforts to cause the shelf registration statement to become effective under the Securities Act of 1933, as amended (the “Securities Act”) no later than the 180th day after such demand; provided, that if the SEC notifies us that it will not review or has no comments to such initial registration statement within 110 days after the date of the Registration Rights Agreement, we will use our best efforts to cause such registration statement to become effective under the Securities Act no later than the 120th day after the date of the Registration Rights Agreement.

Second Amended and Restated Bylaws

On February 14, 2018, we amended and restated our current bylaws by adopting the Second Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws amended our existing bylaws to, among other things:

•	provide for annual and special meetings of stockholders to be held through remote communications;

•	provide for the election of any directors not elected at an annual meeting of stockholders to be elected at a special meeting of stockholders;

•	declassify the Board into one group of directors that will hold office until the subsequent annual meeting of stockholders and until the election and qualification of such directors’ respective successors;

•	provide for the filling of a new directorship or director vacancy by the affirmative vote of the holders of a majority of the voting power of our shares of stock;

•	allow for a majority of the Board present to adjourn a Board meeting if a quorum is not met;

•	unless otherwise restricted in the Amended Bylaws or our Charter, provide the Board with the authority to fix the compensation of directors, including without limitation, compensation for services as members of Board committees;

•	allow us to enter into an agreement with a stockholder to restrict the transfer of shares held by such stockholder in any manner not prohibited by the DGCL; and

•	allow the Board to declare dividends on our capital stock, subject to any provisions of our Charter and applicable law;

Concentrations and Credit Risk

The Company’s accounts receivables are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at March 31, 2018.

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

Revenue Recognition

The Company adopted the provisions of Accounting Standards Update (“ASU”) 2014-09, Topic 606, Revenue from Contracts with Customers, effective January 1, 2018. Given that our revenue recognition has remained generally the same as in prior years, the Company has elected the modified retrospective method of adoption. As of December 31, 2017, we finalized our assessment of the impact of the standard on the consolidated financial statements and determined adoption of Topic 606 was immaterial to our financial statements and no adjustment was necessary.

The Company’s contracts with its customers are generally reviewed and revised on an annual basis. The Company does not incur upfront costs or exclusivity fees in conjunction with entering into a customer contract. The Company’s customer contracts do not provide for percentage of completion performance measures or contingent consideration. The Company does not have deferred or unearned revenue arrangements with its customers that would give rise to contract liabilities. No contract assets or contract liabilities are recorded in our consolidated balance sheets as of March 31, 2018 or December 31, 2017.

The Company ships to certain customers under consignment arrangements whereby the Company’s product is stored by the customer.  The customer is required to report usage of the product to the Company and, upon such notice, the Company invoices the customer and revenue is recognized.

In the normal course of business, the Company accepts returns of product that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes.  Payment terms are generally net 30 days from invoice date and some customers are offered discounts for early pay.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new devices and biologics and processes are expensed as incurred.

Other Income (Expense)

Other income (expense) primarily consists of non-recurring items that are outside of the normal Company’s operations such gain or loss on the sale of fixed assets.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.  Diluted net loss per share was the same as basic net loss per share for the quarter ended March 31, 2018 and 2017, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.  Dilutive earnings per share are not reported as their effects of including 587,251 and 623,251 outstanding stock options and warrants for the three months ended March 31, 2018 and 2017, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the quarter ended March 31, 2018 and 2017, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis:

Warrant derivative liability (in thousands):

	As of March 31, 2018	As of December 31, 2017
Level 1	-	-
Level 2	-	-
Level 3	$169	$131

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us (See Note 9, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2018:

Warrant derivative liability (in thousands):

Balance at January 1, 2017	$334
Gain recognized in earnings	(203)
Balance at January 1, 2018	$131
Loss recognized in earnings	38
Balance at March 31, 2018	$169

During the quarter ended March 31, 2018, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Using a five-step framework set forth in Accounting Standards Codification (“ASC”) 606, ASU 2014-09 requires entities to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. Additionally, the FASB is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We adopted the provisions of ASU 2014-09 effective January 1, 2018 using the modified retrospective method given we determined the timing of our revenues to remain the same.

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

(2) Inventories, Net

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Current inventories:
Raw materials	$4,401	$4,277
Work in process	1,433	1,515
Finished goods	23,561	23,270
Gross current inventories	29,395	29,062
Reserve for obsolescence	(6,883)	(6,833)
Current inventories, net	22,512	22,229
Non-current inventories:
Finished goods	958	1,072
Reserve for obsolescence	(820)	(878)
Non-current inventories, net	138	194
Total inventories, net	$22,650	$22,423

The Company provides implants and biologic inventory on consignment through its various sales channels to logistically place the inventory near the anticipated surgical location. Consigned inventory was approximately $11.6 million and $12.0 million at March 31, 2018 and December 31, 2017, respectively.

(3) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Equipment	$4,466	$4,471
Computer equipment	497	490
Computer software	523	523
Furniture and fixtures	215	215
Leasehold improvements	4,017	4,030
Vehicles	10	10
Surgical instruments	11,353	11,462
Total cost	21,081	21,201
Less: accumulated depreciation	(11,750)	(11,288)
Property and equipment, net	$9,331	$9,913

The Company deploys certain surgical instruments through its various sales channels for use with implant and biologic inventory to be utilized during surgical procedures. The instruments are classified as non-current assets within property and equipment and depreciated using the straight-line method over a five-year useful life.

The net book value of consigned surgical instruments was approximately $3.5 million and $4.6 million at March 31, 2018 and December 31, 2017, respectively. Instruments are recorded at cost and are carried at Net book value (cost less accumulated depreciation).

Depreciation expense related to property and equipment, including property under capital lease, for the first quarter of 2018 and 2017 was $0.7 million and $0.9 million, respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of March 31, 2018, the Company has recorded $1.6 million gross assets in Equipment, and $1.0 million of accumulated depreciation relating to assets under capital leases.

(4) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	March 31, 2018	December 31, 2017
Patents	$847	$847
Acquisition related intangibles:
Technology	13,789	13,789
Customer relationships	9,911	9,911
Tradename	1,867	1,867
Non-compete	41	41
Accumulated amortization	(13,478)	(12,629)
Intangible assets, net	$12,977	$13,826

Aggregate amortization expense:	$849	$4,629

The following is a summary of estimated future amortization expense for intangible assets as of March 31, 2018 (in thousands):

Remainder of 2018	$2,503
2019	3,121
2020	2,091
2021	1,367
2022	1,024
Thereafter	2,871
Total	$12,977

(5) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued stock compensation	$20	$120
Wages/commissions payable	2,015	2,831
Accrued interest payable	-	10,834
Other accrued expenses	1,817	2,060
Accrued liabilities	$3,852	$15,845

(6) Debt

Convertible Notes

During the first quarter of 2018 in connection with our Restructuring, all of the outstanding 6.00% convertible senior unsecured notes due 2021 were converted into shares of our common stock and the Indenture governing such notes was discharged.

Twenty-Second Amendment to the Amended and Restated Credit Agreement

Effective January 30, 2018, the Company and Investors entered into the Twenty-Second Amendment to the Amended and Restated Credit Agreement, which amended the Amended and Restated Credit Agreement dated July 27, 2015 by and between Bacterin and ROS Acquisition Offshore LP (collectively, the “Amended and Restated Credit Agreement” and the facility created under such agreement, the “Credit Facility”). This amendment further deferred the Company’s accrued interest payment date for the fiscal quarters ended on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 until February 28, 2018.

Twenty-Third Amendment to the Amended and Restated Credit Agreement

Effective February 14, 2018, the Company and Investors entered into the Twenty-Third Amendment to the Amended and Restated Credit Agreement, which further amended the Amended and Restated Credit Agreement and terms of the Credit Facility. As of this amendment, the interest payable has been carried forward and as modified, the interest rate options within the Credit Facility are as follows: (a) through December 31, 2018, we will have the option at our sole discretion (i) to pay PIK Interest at LIBOR (as defined in the Credit Facility) plus 12% or (ii) pay cash interest at LIBOR plus 10%; (b) beginning January 1, 2019 through June 30, 2019, we will have the option at our sole discretion to either (i) pay PIK Interest at LIBOR plus 15% or (ii) pay cash interest at LIBOR plus 10%; and (c) beginning July 1, 2019 through the maturity date of the Credit Facility, we will pay cash interest at LIBOR plus 10%. The amendment also reduced the prepayment or repayment fee under the Credit Facility to 1%.

This amendment also modified the financial covenants of the Credit Facility, including removing the minimum revenue covenant, providing a minimum liquidity covenant, a consolidated leverage ratio, and minimum consolidated EBITDA, all as defined in the Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Amounts due under the Credit Facility	$55,787	$55,787
PIK interest payable related to the Credit Facility	21,099	11,582
6% convertible senior unsecured notes due 2021	-	71,866
Gross long-term debt	76,886	139,235
Less: total debt issuance costs	(235)	(1,272)
Long-term debt, less issuance costs	$76,651	$137,963

The following is a summary of maturities due on the debt as of March 31, 2018 (in thousands):

Remainder of 2018	$-
2019	-
2020	-
2021	76,886
2022	-
Thereafter	-
Total	$76,886

(7) Equity

Convertible Note Indenture

During the first quarter of 2018, in connection with our Restructuring (defined above), all of the outstanding 6.00% convertible senior unsecured notes due 2021 were converted or exchanged into shares of our common stock and the Indenture governing such notes was discharged. Effective January 17, 2017, we issued in a private placement to the Investors an aggregate principal amount of approximately $1.6 million of 6.00% convertible senior unsecured promissory notes due in 2021. On January 17, 2018, the Investors converted the aggregate principal amount of such notes, plus accrued and unpaid interest, into 189,645 shares of our common stock. On February 14, 2018, $70.238 aggregate principal amount of the notes referenced above, plus accrued and unpaid interest, were exchanged for approximately 10.4 million newly-issued shares of our common stock.

Private Placement SPA

On February 14, 2018, we sold to the Investors pursuant to the Private Placement SPA 945,819 shares of our common stock, at a price of $7.20 per share, for aggregate proceeds of $6.8 million.

(8) Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The Plan is administered by the Board. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. Executives may be awarded an option to purchase common stock outside of the Plan (collectively the “Non-Plan Grants”), as described below. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. 153,333 shares are currently authorized under the Plan and at March 31, 2018, we had approximately 18.000 shares available for issuance which are authorized, but unissued or reacquired shares.

Stock compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 is based on awards ultimately expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were issued in the first quarter of 2018 or 2017.

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows (in thousands, except number of shares and per share amounts):

	2018			2017
		Weighted	Weighted Average		Weighted	Weighted Average
		Average Exercise	Fair Value at		Average Exercise	Fair Value at
	Shares	Price Per Share	Grant Date Per Share	Shares	Price Per Share	Grant Date Per Share
Outstanding at January 1	67,465	$71.03	$36.85	100,492	$62.52	$33.84
Cancelled or expired	(131)	88.82	55.76	(1,486)	88.08	50.88
Outstanding at March 31	67,334	$74.70	$36.74	99,006	$62.16	$33.60
Exercisable at March 31	67,334	$74.70	$36.74	30,971	$141.72	$68.52

The aggregate intrinsic value of options outstanding as of March 31, 2018 was zero because the closing price of the stock at March 31, 2018 was less than the strike price of all options outstanding. As of February 13, 2018, all options were fully vested and $0.2 million was expensed in the current quarter due to the change of control as a result of the Corporate Restructuring, noted above.

Total stock-based compensation recognized for employees and directors was $0.4 million and $0.2 million for the quarter ended March 31, 2018 and 2017, respectively and was recognized as Non-cash compensation expense.

On February 14, 2018, the Company granted 67,708 shares of restricted stock to our non-employee directors of the Company. This group of annual awards valued at a total of $0.3 million vest with respect to one-half of the underlying shares on February 14, 2019 and the remaining half on February 14, 2020 and were granted when the price of our common stock was $4.80 per share. The total expense is being recognized ratably over the period as Non-cash compensation expense. In the quarter ended March 31, 2018, $27 thousand was expensed.

On July 25, 2017, the Company granted 25,974 shares of restricted stock to certain former non-employee directors of the Company. These restricted shares fully vested on February 13, 2018 with the Restructuring change of control. The shares were granted when the price of our common stock was $9.24 per share. The total expense of $0.2 million was recognized through the vesting period as Non-cash compensation expense. In the quarter ended March 31, 2018, the remaining $0.1 million of expense was recognized.

Effective October 6, 2016, our board of directors granted to our current Chief Executive Officer, Carl O’Connell, an option to purchase 25,000 shares of common stock at $13.32 per share. With the February 13, 2018 Restructuring change of control, this option became fully vested and was fully expensed during the quarter ended March 31, 2018.

(9) Warrants

The following table summarizes our warrant activities for the quarter ended March 31, 2018:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2017	524,277	$26.76
Expired	(4,360)	135.36
Outstanding at January 1, 2018	519,917	$25.68
Expired	-	-
Outstanding at March 31, 2018	519,917	$25.68

We utilize a lattice valuation model to determine the fair market value of the warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized loss of $38 thousand resulting from the change in the fair value of the warrant derivative liability for the first quarter ended 2018. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Quarter Ended
	March 31,
	2018	2017
Value of underlying common stock (per share)	$7.89	$7.44
Risk free interest rate	2.3%	1.9%
Expected term in years	4.3	5.3
Volatility	98%	91%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the quarter ended March 31, 2018 and 2017:

	2018	2017
Balance at January 1,	93,759	93,759
Derivative warrants issued, exercised and expired	-	-
Balance at March 31,	93,759	93,759

(10) Commitments and Contingencies

Operating Leases

We lease five office facilities under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend the five leases for up to another ten-year term and for one facility, we have the right of first refusal on any sale.

Future minimum payments for the next five years and thereafter as of March 31, 2018, under these leases, are as follows (in thousands):

Remainder of 2018	$606
2019	669
2020	396
2021	375
2022	354
Thereafter	685
Total	$3,085

Rent expense was $0.2 million for each of the quarters ended March 31, 2018 and 2017, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Capital Leases

Future minimum payments for the next five years and thereafter as of March 31, 2018, under capital leases for equipment, are as follows (in thousands):

Remainder of 2018	$400
2019	502
2020	218
2021	-
2022	-
Thereafter	-
Total minimum lease payments	1,120
Less amount representing interest	(211)
Present value of obligations under capital leases	909
Less current portion	(383)
Long-term capital lease obligations	$526

Litigation

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF.  The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties.  Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions.  Axis seeks relief in the form of damages in an amount in excess of $1.0 million. Xtant’s motion to dismiss was granted on April 16, 2018. Axis filed an amended complaint on April 20, 2018. Xtant filed its response on May 4, 2018 and is waiting on the court’s ruling.

In addition, we are engaged in ordinary routine litigation incidental to our business from time to time, including product liability disputes.

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

The Company did not recognize any interest or penalties related to income taxes for the quarter ended March 31, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into legislation. At December 31, 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and recorded a provisional amount in the 2017 financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no tax deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. There has been no change to the provisional adjustment recorded in 2017 during the first quarter of 2018.  Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

(12) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$259	$249
Non-cash activity:
Issuance of capital leases	$84	$967
Interest converted into common stock	$556	$480
Conversion of convertible debt to equity	$71,865	$-
Convertible PIK interest	$4,764	$-
Conversion of interest related to the Credit Facility to long-term debt	$7,977	$-
Write-off of convertible debt issuance cost	$1,012	$-

(13) Related Party Transactions

Certain of X-spine’s former shareholders, also have a controlling interest in one of X-spine’s major suppliers, Norwood Tool Company d/b/a Norwood Medical.  In the first quarter of both 2018 and 2017, Xtant purchased less than 10% of its operating supplies from Norwood Medical. The related party accounts payable balance as of March 31, 2018 was $63 thousand and at December 31, 2017 was $0.2 million, respectively.

The Audit Committee or the disinterested members of the full Board reviews and approves all related party transactions.

The Investors, owning approximately 70% of the Company’s outstanding stock, also are the sole holders of the Company’s outstanding long-term debt. Transactions between the Company and the Investors are conducted under the provisions of the Investor Rights Agreement and Credit Facility, as noted above.

(14) Segment and Geographic Information

The Company’s management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthopedic medical products and devices.

The Company attributes revenues to geographic areas based on the location of the customer. Approximately, 96% of sales were in the United States for both first quarters in 2018 and 2017. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$17,153	$21,105
Rest of world	781	978
Total revenue	$17,934	$22,083

(15)  Subsequent Events

On May 18, 2018, the Company will distribute to holders of its common stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 1,137,515 shares of its common stock (the “Rights Offering”).  In the Rights Offering, holders will receive 0.0869816 subscription rights for each share of common stock held on the record date, April 27, 2018. The units are priced at $7.20 per unit.

If a holder exercises its basic subscription rights in full, the holder may also choose to exercise an over-subscription privilege to purchase a portion of any shares that other record holders do not purchase.  Available shares will be allocated pro-rata among the holders exercising their over-subscription privilege.

The Rights Offering will commence on May 18, 2018 and the subscription rights will expire on June 18, 2018, unless the offering is extended by the Company.

Assuming that all shares are sold in the Rights Offering, including the full exercise of all over-subscription privileges, we estimate that the net proceeds from the Rights Offering will be approximately $8.0 million, based on a subscription price of $7.20 per share, and after deducting expenses payable by us in the Rights Offering.

A registration statement on Form S-1, as amended (File No. 333-222918), relating to the securities being offered and sold in connection with the Rights Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on April 27, 2018.  A prospectus and prospectus supplement relating to and describing the terms of the Rights Offering has been filed with the SEC as a part of the registration statement and is available on the SEC’s web site at http://www.sec.gov.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future.  In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.  Forward-looking statements in this Form 10-Q may include, for example, statements about and such risks and uncertainties include, among others:

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described above and in the “Risk Factors” section of our Form 10-K.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

Comparison of Quarter Ended March 31, 2018 and March 31, 2017

Revenue

Total revenue for the quarter ended March 31, 2018 of $17.9 million decreased 19% compared to $22.1 million in the same quarter of the prior year. This decline occurred primarily in our fixation products due to competitive factors, and a focus on reducing unprofitable sales channel arrangements. We moved away from some reseller distribution channels that have deep discounting activities in an effort to avoid end-user customer pricing conflict and help us with price optimization. We are also moving away from distribution partners with higher than normal commission rates.

Cost of sales

 Costs of sales consist primarily of manufacturing and inventory purchase costs as well as depreciation of surgical trays. Costs of sales decreased by 20.5% or $1.5 million to $5.7 million for the quarter ended March 31, 2018 from $7.2 million for the quarter ended March 31, 2017. Cost of sales as a percent of total sales was 31.8% of revenues for the first quarter ended March 31, 2018, an improvement over 32.5% in the comparable quarter of the prior year. The reduction in Cost of sales as a percentage of sales is a result of the Company’s focus on profitable distributor relationships and reduction in product costs.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation.  Operating expenses decreased 20.5%, or $3.6 million for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. As a percent of total revenue, operating expenses were 77.4% in the quarter ended March 31, 2018 compared to 79.1% in the comparable period in the prior year.

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

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash based and stock option compensation related costs and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 26.7%, or $1.1 million, to $3.0 million for the quarter ended March 31, 2018, compared to the same period of 2017. The decrease is primarily due to reduction in payroll expense of $0.6 million, higher inventory absorption of overhead costs during the current period of $0.3 million and lower bad debt expense of $0.2 million.

Sales and Marketing

Sales and marketing expenses primarily consist of expenses related to sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses decreased 24.1%, or $2.7 million, to $8.3 million for the quarter ended March 31, 2018, compared to $11.0 million for the same period of 2017. As a percentage of revenue, sales and marketing expenses decreased to 46.6% in the first quarter of 2018 from 49.8 % in the comparable quarter the prior year. Changes made to the commission rate structure for sales distributors, and lower sales, resulted in a reduction of $1.9 million, a reduction in sales and marketing personnel of $0.5 million and lower travel, trade show and other direct marketing expenses of $0.3 million.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines.  Research and development expenses decreased $0.3 million or 40.8% from $0.7 million for the quarter ended March 31, 2017 to $0.4 million for the same period of 2018. The decrease is primarily due to reduction in research and development personnel and research costs.

Depreciation and Amortization

Depreciation and amortization expense within Operating expenses consists of depreciation and amortization of long-lived, respectively, intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense declined $0.3 million to $1.0 million for the quarter ended March 31, 2018, from $1.3 million for the same period in 2017.

Restructuring Expenses

Restructuring expenses for the quarter ended March 31, 2018 were $0.7 million and zero for the quarter ended March 31, 2017. Restructuring costs were incurred by the Company related to the recapitalization of the Company and performance improvement measures.

Separation Related Expenses

Separation related expenses for the quarter ended March 31, 2018 were zero and $0.2 million for the quarter ended March 31, 2017. The expense consists of severance and related benefit expenses for personnel reductions in the prior year.

Non-cash Compensation Expense

Non-cash compensation expense consists of non-cash expense associated with granting restricted stock shares to directors and stock option amortization expense. Non-cash compensation expense increased $0.3 million to $0.4 million for the quarter ended March 31, 2018, from $0.1 million for the same period in the prior year as a result of the restructuring change of control which triggered the full vesting of outstanding restricted stock shares and stock options.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $3.5 million for the quarter ended March 31, 2018, an increase of $0.1 million over the quarter ended March 31, 2017.

Change in Warrant Derivative Liability

For the quarter ended March 31, 2018, the Company recorded a loss in its non-cash warrant derivative liability of $38 thousand which was primarily driven by the change in the closing price of the Company’s common stock at March 31, 2018. The liability is associated with the issuance of warrants as part of the Company’s prior capital transactions in prior years which contained certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows and through capital raising transactions to increase leverage and equity. During the first quarter ended March 31, 2018, the Company received cash of $3.3 million as a result of a private placement of equity totaling $6.8 million, net of $3.5 million in expenses related to the restructuring transactions that occurred in the quarter as noted above in Note 1, Corporate Restructuring. At March 31, 2018, we had $6.2 million of cash and cash equivalents.

Working capital was $38.1 million at March 31, 2018 compared to $13.7 million in the comparable period of the prior year. Net cash provided by operating activities for the first three months of 2018 was $0.2. For the comparable period of 2017, net cash provided by operating activities was $0.4 million, primarily due to lower Accrued liabilities.

Accrued liabilities of $3.8 million at March 31, 2018, decreased from $15.8 million at December 31, 2017 primarily due to the reduction of accrued interest upon conversion of the convertible debt and related accrued interest to equity, and the twenty-third debt amendment to the Amended and Restated Credit Agreement which allows for conversion into debt of the related accrued interest as of December 31, 2017, all of which represented non-cash transactions.

Net cash used by investing activities for the first three months of 2018 was $0.1 million due to purchase of property and equipment.

Net cash provided by financing activities was $3.2 million for the first three months of 2018 due to Corporate Restructuring costs and proceeds from new equity issuance, less payments on capital leases.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our shares.

Cash Requirements

We believe that our March 31, 2018 cash on hand of $6.2 million and available amended and restated credit agreement capacity of $2.2 million are sufficient to meet our anticipated cash requirements through June 30, 2019. However, we may require significant additional funds earlier to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our current stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we must obtain the consent of the Investors, and no assurance can be provided that the Investors would provide such consent, which could limit our ability to raise additional financing.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF.  The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties.  Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions.  Axis seeks relief in the form of damages in an amount in excess of $1.0 million. Xtant’s motion to dismiss was granted on April 16, 2018. Axis filed an amended complaint on April 20, 2018. Xtant filed its response on May 4, 2018 and is waiting on the court’s ruling.

In addition, we are engaged in ordinary routine litigation incidental to our business from time to time, including product liability disputes.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I, Item 1A, Risk Factors, in our 2017 Annual Report on Form 10-K.  There have been no material changes to the risk factors set forth in our 2017 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Amendment to Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 13, 2018 and incorporated by reference herein).
3.2	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 16, 2018 and incorporated by reference herein).
10.1	Restructuring and Exchange Agreement, dated as of January 11, 2018, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP, OrbiMed Royalty Opportunities II, LP, Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 12, 2018 and incorporated by reference herein).
10.2	Sixth Amendment, dated as of January 17, 2018, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 23, 2018 and incorporated by reference herein).
10.3	Twenty-Second Amendment to Amended and Restated Credit Agreement, dated as of January 30, 2018, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 31, 2018 and incorporated by reference herein).
10.4	Amendment Number 6 to Indenture, dated as of January 30, 2018, by and between Xtant Medical Holdings, Inc. and Wilmington Trust, National Association (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on January 31, 2018 and incorporated by reference herein).
10.5	Sixth Amendment and Waiver, dated as of January 30, 2018, by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on January 31, 2018 and incorporated by reference herein).
10.6	Twenty-Third Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2018, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 16, 2018 and incorporated by reference herein).
10.7	Securities Purchase Agreement, dated as of February 14, 2018, by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on February 16, 2018 and incorporated by reference herein).
10.8	Investor Rights Agreement, dated as of February 14, 2018, by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Park West Partners International, Limited and Park West Investors Master Fund, Limited (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on February 16, 2018 and incorporated by reference herein).
10.9	Registration Rights Agreement, dated as of February 14, 2018, by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Park West Partners International, Limited, Park West Investors Master Fund, Limited, Telemetry Securities, L.L.C. and Bruce Fund, Inc. (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on February 16, 2018 and incorporated by reference herein).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 8, 2018	By:	/s/ Laura Kendall
Name: Laura Kendall
Title: Deputy Restructuring Officer (serving as principal financial officer)

