Form 10-Q
period 2018-06-30
Xtant Medical Holdings, Inc.
filed 2018-08-08
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 8, 2018: 13,145,305.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,049	$2,856
Trade accounts receivable, net of allowance for doubtful accounts of $2,118 and $1,923, respectively	10,404	12,714
Current inventories, net	22,446	22,229
Prepaid and other current assets	801	1,706
Total current assets	39,700	39,505
Non-current inventories, net	-	194
Property and equipment, net	8,928	9,913
Goodwill	41,535	41,535
Intangible assets, net	12,106	13,826
Other assets	516	732
Total Assets	$102,785	$105,705

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$7,526	$9,316
Accounts payable – related party (note 13)	-	160
Accrued liabilities	4,310	15,845
Warrant derivative liability	90	131
Current portion of capital lease obligations	469	366
Total current liabilities	12,395	25,818
Long-term Liabilities:
Capital lease obligation, less current portion	353	624
Long-term convertible debt, less issuance costs	-	70,853
Long-term debt, less issuance costs	79,429	67,109
Total Liabilities	92,177	164,404
Commitments and Contingencies (note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 50,000,000 shares authorized; 13,145,305 shares issued and outstanding as of June 30, 2018 and 1,514,899 shares issued and outstanding as of December 31, 2017	-	-
Additional paid-in capital	165,809	86,247
Accumulated deficit	(155,521)	(144,946)
Total Stockholders’ Equity (Deficit)	10,608	(58,699)
Total Liabilities & Stockholders’ Equity (Deficit)	$102,785	$105,705

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
				(Restated)
Revenue
Orthopedic product sales	$18,653	$21,371	$36,483	$43,367
Other revenue	88	37	191	124
Total Revenue	18,741	21,408	36,674	43,491

Cost of sales	6,266	7,880	11,968	15,056

Gross Profit	12,475	13,528	24,706	28,435

Operating Expenses
General and administrative	3,402	4,527	6,425	8,655
Sales and marketing	8,545	11,137	16,894	22,134
Research and development	418	640	832	1,339
Depreciation and amortization	1,041	1,470	2,045	2,751
Restructuring expenses	1,234	1,632	1,968	1,632
Separation related expenses	55	381	55	605
Non-cash compensation expense	41	92	405	237
Total Operating Expenses	14,736	19,879	28,624	37,353

Loss from Operations	(2,261)	(6,351)	(3,918)	(8,918)

Other (Expense) Income
Interest expense	(2,820)	(3,328)	(6,366)	(6,729)
Change in warrant derivative liability	79	(14)	41	156
Other (expense) income	-	-	(12)	11

Total Other (Expense) Income	(2,741)	(3,342)	(6,337)	(6,562)

Net Loss from Operations	$(5,002)	$(9,693)	$(10,255)	$(15,480)

Net loss per share:
Basic	$(0.38)	$(6.43)	$(1.00)	$(10.31)
Dilutive	$(0.38)	$(6.43)	$(1.00)	$(10.31)

Shares used in the computation:
Basic	13,085,668	1,507,716	10,299,090	1,501,079
Dilutive	13,085,668	1,507,716	10,299,090	1,501,079

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
		(Restated)
Operating activities:
Net loss	$(10,255)	$(15,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,227	4,171
Non-cash interest	6,205	6,211
Loss on disposal of fixed assets	205	1,586
Non-cash compensation expense/stock option expense	405	397
Provision for losses on accounts receivable and inventory	83	1,063
Change in derivative warrant liability	(41)	(156)
Changes in operating assets and liabilities:
Accounts receivable	2,152	2,544
Inventories	(388)	1,202
Prepaid and other assets	1,120	12
Accounts payable	(1,948)	(2,372)
Accrued liabilities	(421)	63
Net cash provided by (used in) operating activities	344	(756)

Investing activities:
Purchases of property and equipment and intangible assets	(288)	(1,068)
Net cash used in investing activities	(288)	(1,068)

Financing activities:
Proceeds from long-term debt	-	11,387
Payments on capital leases	(167)	(28)
Payments on revolving line credit	-	(10,448)
Expenses associated with private placement and convertible debt conversion	(3,507)	-
Proceeds from equity private placement	6,810	-
Proceeds from issuance of stock	1	-
Net cash provided by financing activities	3,137	911

Net change in cash and cash equivalents	3,193	(914)

Cash and cash equivalents at beginning of period	2,856	2,578
Cash and cash equivalents at end of period	$6,049	$1,665

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

The accompanying interim condensed consolidated financial statements of Xtant for the three and six months ended June 30, 2018 and 2017 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future for the full year ending December 31, 2018.

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

Pursuant to the Restructuring Agreement, and following the execution of the Sixth Amendment to the 2017 Notes, described in the “Debt” and “Equity” sections below, on January 17, 2018, the Investors converted the 6.00% convertible senior unsecured notes due 2021, plus accrued and unpaid interest, at the $9.11 per share conversion rate originally provided thereunder (the “2017 Notes”), into 189,645 shares of our common stock.

In connection with the Restructuring Agreement, we held a special meeting of stockholders on February 13, 2018 (“Special Meeting”), where our stockholders approved the following actions:

● Approval of the issuance of shares of common stock for purposes of Sections 713(a) and 713(b) of the NYSE American Company Guide.

● Approval of an amendment to our certificate of incorporation (“Charter”) to change the number of authorized shares of common stock and preferred stock available for issuance and to make such other changes as are described below.

● Approval of six new directors to constitute a new board of directors, to serve until the 2018 Annual Meeting of Stockholders and until they or respective successors have been duly elected and qualified.

After giving effect to the Reverse Stock Split (described below), $70.3 million aggregate principal amount of our then outstanding 6.00% convertible senior unsecured notes due 2021 held by the Holders (the “Remaining Notes”), plus accrued and unpaid interest, were exchanged for newly-issued shares of our common stock at an exchange rate of 138.8889 shares per $1,000 principal amount of the Remaining Notes, for an exchange price of $7.20 per share (the “Notes Exchange”). This resulted in the issuance of 10,401,309 shares of our common stock to the Holders and the Investors acquiring an approximately 70% controlling interest in our outstanding shares of common stock. Upon the completion of the Notes Exchange, all outstanding obligations under our convertible senior secured notes were satisfied in full and the Indentures governing such notes were discharged.

Pursuant to the terms of the Restructuring Agreement, we commenced a rights offering to allow our stockholders as of April 27, 2018 record date to purchase up to an aggregate of 1,137,515 shares of our common stock at a subscription price of $7.20 per share. The rights offering expired on June 18, 2018. We issued 129 shares of common stock in the rights offering and received $0.9 thousand gross proceeds.

Amended and Restated Certificate of Incorporation

On February 13, 2018, following the Special Meeting, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Charter (the “Certificate Amendment”) The Certificate Amendment amended and restated our Charter, to, among other things:

●	effect the Reverse Stock Split;

●	after giving effect to the Reverse Stock Split, decrease the number of authorized shares of common stock available for issuance from 95,000,000 to 50,000,000 and increase the number of authorized shares of preferred stock available for issuance from 5,000,000 to 10,000,000;

●	authorize the Board of Directors (“Board”) to increase or decrease the number of shares of any series of our capital stock, provided that such increase or decrease does not exceed the number of authorized shares or be less than the number of shares then outstanding;

●	authorize the Board to issue new series of preferred stock without approval of the holders of common stock or other series of preferred stock, with such powers, preferences and rights as may be determined by the Board;

●	authorize a majority of the Board to fix the number of our directors;

●	indemnify the members of the Board to the fullest extent permitted by law;

●	remove the classification of the Board to require all directors to be elected annually;

●	provide that special meetings of our stockholders may only be called by the Board, the chairman of the Board or our chief executive officer;

●	provide that no stockholder will be permitted cumulative voting at any election of directors;

●	elect not to be governed by Section 203 of the Delaware General Corporation Law (the “DGCL”);

●	elect the Court of Chancery of the State of Delaware to be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers or other employees, any action under the DGCL, our Charter or bylaws or any actions governed by the internal affairs doctrine; and

●	require the vote of at least two-thirds of the voting power of the then outstanding shares of our capital stock to amend or repeal certain provisions of our Charter.

The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on February 13, 2018, and our common stock began trading on a split-adjusted basis when the market opened on February 14, 2018. Upon the effectiveness of the Reverse Stock Split, every 12 shares of our issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise or conversion price and the number of shares issuable upon the exercise of all of our outstanding stock options and convertible securities to purchase shares of common stock and the number of shares underlying restricted stock awards and reserved for issuance pursuant to our equity incentive compensation plan. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded down to the nearest whole share. All share and per share amounts have been retroactively restated to reflect the Reverse Stock Split.

Private Placement SPA

On February 14, 2018, we entered into a Securities Purchase Agreement (the “Private Placement SPA”) with the Investors pursuant to which the Investors purchased from us an aggregate of 945,819 shares of our common stock, at a price of $7.20 per share, for aggregate proceeds of $6.8 million.

Investor Rights Agreement

Effective February 14, 2018, we entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with the Holders. Under the Investor Rights Agreement, the Investors are permitted to nominate a majority of our directors and designate the chairperson of the Board at subsequent annual meetings, as long as the Investors maintain an ownership threshold in the Company of at least 40% of our then outstanding common stock (the “Ownership Threshold”). If the Investors are unable to maintain the Ownership Threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with their ownership interests.

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

Registration Rights Agreement

Effective February 14, 2018, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Holders. The Registration Rights Agreement requires us to, among other things, file with the U. S. Securities and Exchange Commission (“SEC”) a shelf registration statement within 90 days of the date of the Registration Rights Agreement covering the resale, from time to time, of our common stock issued. This registration statement became effective on June 4, 2018.

Second Amended and Restated Bylaws

On February 14, 2018, we amended and restated our current bylaws by adopting the Second Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws amended our existing bylaws to, among other things:

●	provide for annual and special meetings of stockholders to be held through remote communications;

●	provide for the election of any directors not elected at an annual meeting of stockholders to be elected at a special meeting of stockholders;

●	declassify the Board into one group of directors that will hold office until the subsequent annual meeting of stockholders and until the election and qualification of such directors’ respective successors;

●	provide for the filling of a new directorship or director vacancy by the affirmative vote of the holders of a majority of the voting power of our shares of stock;

●	allow for a majority of the Board present to adjourn a Board meeting if a quorum is not met;

●	unless otherwise restricted in the Amended Bylaws or our Charter, provide the Board with the authority to fix the compensation of directors, including without limitation, compensation for services as members of Board committees;

●	allow us to enter into an agreement with a stockholder to restrict the transfer of shares held by such stockholder in any manner not prohibited by the DGCL; and

●	allow the Board to declare dividends on our capital stock, subject to any provisions of our Charter and applicable law.

Concentrations and Credit Risk

The Company’s accounts receivables are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at June 30, 2018.

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

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management reviewed assumptions and tested intangible assets as of June 30, 2018 and determined that no impairment of the carrying value of the long-lived assets existed during the second quarter of 2018.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, instead they are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired. The results from the assessment and a step 1 analysis allowed the Company to conclude that goodwill was not impaired as of December 31, 2017. The Company conducts its impairment test on an annual basis.

Revenue Recognition

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2014-09, Topic 606, Revenue from Contracts with Customers, effective January 1, 2018. Given that our revenue recognition has remained generally the same as in prior years, the Company has elected the modified retrospective method of adoption. As of December 31, 2017, we finalized our assessment of the impact of the standard on the consolidated financial statements and determined adoption of Topic 606 was immaterial to our consolidated financial statements and no adjustment was necessary.

The Company’s contracts with its customers are generally reviewed and revised on an annual basis. The Company does not incur upfront costs or exclusivity fees in conjunction with entering into a customer contract. The Company’s customer contracts do not provide for percentage of completion performance measures or contingent consideration. The Company does not have deferred or unearned revenue arrangements with its customers that would give rise to contract liabilities. No contract assets or contract liabilities are recorded in our consolidated balance sheets as of June 30, 2018 or December 31, 2017.

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

Research and Development

Research and development costs, which are principally related to internal costs for the development of new devices and biologics are expensed as incurred.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2018 and 2017, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported as their effects of including 558,161 and 623,159 outstanding stock options and warrants for the three and six months ended June 30, 2018 and 2017, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of June 30, 2018, and December 31, 2017, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis:

Warrant derivative liability (in thousands):

	As of June 30, 2018	As of December 31, 2017
Level 1	-	-
Level 2	-	-
Level 3	$90	$131

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us (See Note 9, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2018:

Warrant derivative liability

Balance at January 1, 2017	$334
Gain recognized in earnings	(203)
Balance at January 1, 2018	$131
Gain recognized in earnings	(41)
Balance at June 30, 2018	$90

During the six months ended June 30, 2018, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material to our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit losses: Measurement of Credit Losses on Financial Instruments, which amends certain provisions of ASC 326, Financial Instruments-Credit Loss. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718) which amends the current standard. Specifically, the new standard expands the scope of Topic 718 to include share-based payment awards to non-employees. Additionally, the ASU expands and amends the current standard to include and realign consistent with the changes to revenue standard Topic 606. Management expects that the adoption of this new standard will qualitatively impact the Company’s financial reporting. See further information in the Stock-Based Compensation of the management disclosure section below.

(2) Inventories, Net

Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Current inventories:
Raw materials	$4,040	$4,277
Work in process	1,292	1,515
Finished goods	24,014	23,270
Gross current inventories	29,346	29,062
Reserve for obsolescence	(6,900)	(6,833)
Current inventories, net	22,446	22,229
Non-current inventories:
Finished goods	608	1,072
Reserve for obsolescence	(608)	(878)
Non-current inventories, net	-	194
Total inventories, net	$22,446	$22,423

The Company provides implants and biologic inventory on consignment through its various sales channels to logistically place the inventory near the anticipated surgical location. Consigned inventory was approximately $9.8 million and $12.0 million at June 30, 2018 and December 31, 2017, respectively.

(3) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2018	December 31, 2017
Equipment	$4,465	$4,471
Computer equipment	484	489
Computer software	499	524
Furniture and fixtures	215	215
Leasehold improvements	4,022	4,030
Vehicles	10	10
Surgical instruments	11,622	11,462
Total cost	21,317	21,201
Less: accumulated depreciation	(12,389)	(11,288)
Property and equipment, net	$8,928	$9,913

The Company deploys certain surgical instruments through its various sales channels for use with implant and biologic inventory to be utilized during surgical procedures. The instruments are classified as non-current assets within property and equipment and depreciated using the straight-line method over a five-year useful life.

The net book value of these surgical instruments was approximately $6.5 million and $4.6 million at June 30, 2018 and December 31, 2017, respectively. Instruments are recorded at cost and are carried at net book value (cost less accumulated depreciation).

Depreciation expense related to property and equipment, including property under capital lease, for the first six months of 2018 and 2017 was $1.6 million and $1.9 million respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of June 30, 2018, the Company has recorded $1.7 million gross assets in Equipment and $0.7 million of accumulated depreciation relating to assets under capital leases.

(4) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	June 30, 2018	December 31, 2017
Patents	$847	$847
Acquisition related intangibles:
Technology	13,789	13,789
Customer relationships	9,911	9,911
Tradename	1,867	1,867
Non-compete	41	41
Accumulated amortization	(14,349)	(12,629)
Intangible assets, net	$12,106	$13,826

Aggregate amortization expense:	$1,720	$4,629

The following is a summary of estimated future amortization expense for intangible assets as of June 30, 2018 (in thousands):

Remainder of 2018	$1,718
2019	3,252
2020	2,170
2021	1,409
2022	1,052
Thereafter	2,505
Total	$12,106

(5) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued stock compensation	$61	$120
Wages/commissions payable	2,215	2,831
Accrued interest payable	-	10,835
Other accrued expenses	2,034	2,059
Accrued liabilities	$4,310	$15,845

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

This amendment also modified the financial covenants of the Credit Facility, including removing the minimum revenue covenant, providing a minimum liquidity covenant, a consolidated leverage ratio covenant, and a minimum consolidated EBITDA covenant, all as defined in the Amended and Restated Credit Agreement. As of June 30, 2018, we were in compliance with all applicable covenants.

Long-term debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Amounts due under the Credit Facility	$55,787	$55,787
PIK interest payable related to the Credit Facility	23,850	11,582
6% convertible senior unsecured notes due 2021	-	71,865
Gross long-term debt	79,637	139,234
Less: total debt issuance costs	(208)	(1,272)
Long-term debt, less issuance costs	$79,429	$137,962

All gross long-term debt will mature July 31, 2020 and become payable at that time.

(7) Equity

Convertible Note Indenture

During the first quarter of 2018, in connection with our Restructuring (defined above), all of the outstanding 6.00% convertible senior unsecured notes due 2021 were converted or exchanged into shares of our common stock and the Indenture governing such notes was discharged. On January 17, 2018, the Investors converted $1.6 million aggregate principal amount of 6.00% convertible senior unsecured promissory notes due in 2021, which were issued effective January 17, 2017, plus accrued and unpaid interest, into 189,645 shares of our common stock. On February 14, 2018, an additional $70.3 million aggregate principal amount of notes, plus accrued and unpaid interest, were exchanged for 10,401,309 newly-issued shares of our common stock.

Private Placement SPA

On February 14, 2018, we sold to the Investors pursuant to the Private Placement SPA 945,819 shares of our common stock, at a price of $7.20 per share, for aggregate proceeds of $6.8 million.

Registration Rights Agreement

On May 15, 2018, we filed a shelf resale registration statement with the SEC pursuant to our obligations under the Registration Rights Agreement. This registration statement was declared effective by the SEC on June 4, 2018.

Rights Offering

On May 18, 2018, we distributed to holders of our common stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 1,137,515 shares of our common stock (the “Rights Offering”). In the Rights Offering, holders received 0.0869816 subscription rights for each share of common stock held on the record date, April 27, 2018. The units were priced at $7.20 per unit. The Rights Offering expired on June 18, 2018, at which time the rights were no longer exercisable. We issued 129 shares of our common stock in the Rights Offering, resulting in $0.9 thousand in gross proceeds to us.

(8) Stock-Based Compensation

The Amended and Restated Xtant Medical Equity Incentive Plan (the “Plan”) provides for stock awards, including options and performance stock awards, to be granted to employees, consultants, independent contractors, officers and directors. The purpose of the Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants. Stock options granted under the Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The exercise price of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The Plan is administered by the Board. Stock options granted under the Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee. As of June 30, 2018, 153,333 shares were currently authorized under the Plan and approximately 15,000 shares remained available for issuance. Shares of common stock issued under the Plan may be newly issued shares or reacquired shares. From time to time, we have granted options to purchase common stock outside of the Plan to new hires (collectively the “Non-Plan Grants”).

Stock compensation expense recognized in the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 is based on awards expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were issued in the first six months of 2018 or 2017.

Stock option activity, including options granted under the Plan and the Non-Plan Grants, was as follows (in thousands, except number of shares and per share amounts):

	2018			2017
		Weighted	Weighted Average		Weighted	Weighted Average
		Average Exercise	Fair Value at		Average Exercise	Fair Value at
	Shares	Price Per Share	Grant Date Per Share	Shares	Price Per Share	Grant Date Per Share
Outstanding at January 1	67,465	$71.03	$36.85	100,492	$62.52	$33.84
Cancelled or expired	(22,971)	96.44	46.94	(1,611)	137.04	94.92
Outstanding at June 30	44,494	$53.14	$27.36	98,881	$61.32	$33.60
Exercisable at June 30	44,494	$53.14	$27.36	32,335	$137.04	$68.04

The aggregate intrinsic value of options outstanding as of June 30, 2018 was zero because the closing price of the stock at June 30, 2018 was less than the strike price of all options outstanding. As of February 13, 2018, all options were fully vested and $0.2 million was expensed in the first quarter of 2018 due to the change of control as a result of the Corporate Restructuring, noted above.

Total stock-based compensation recognized for employees and directors was $0.4 million for each the six months ended June 30, 2018 and 2017, respectively and was recognized as Non-cash compensation expense as discussed below.

During the six months ended June 30, 2018, we granted an aggregate of 67,708 shares of restricted stock to our non-employee directors of the Company. These awards will vest and become non-forfeitable with respect to one-half of the underlying shares on February 14, 2019 and the remaining half on February 14, 2020. The total expense of these restricted stock awards, which amounts to $0.3 million in the aggregate or $4.80 per share, is being recognized ratably over the vesting period as Non-cash compensation expense. During the six months ended June 30, 2018, $0.1 million was expensed.

On July 25, 2017, we granted 25,974 shares of restricted stock to certain former non-employee directors of the Company. These awards became fully vested and non-forfeitable on February 13, 2018 as a result of the Restructuring, which constituted a change of control under the Plan. The total expense of these restricted stock awards, which amounted to $0.2 million in the aggregate or $9.24 per share, was being recognized over the vesting period as Non-cash compensation expense. During the three months ended March 31, 2018, the remaining $0.1 million of expense was recognized.

Effective October 6, 2016, the Board granted our Chief Executive Officer, Carl O’Connell, an option to purchase 25,000 shares of common stock at an exercise price of $13.32 per share. This option was granted outside the Plan as an inducement option. As a result of the Restructuring, which constituted a change of control under the option agreement, this option became fully vested on February 13, 2018 and was fully expensed during the quarter ended March 31, 2018.

On June 13, 2018, the Board approved, subject to stockholder approval, the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, which is intended to replace the Plan with respect to future equity awards. On August 1, 2018, our stockholders approved the 2018 Plan. See Note 15, “Subsequent Events.”

(9) Warrants

The following table summarizes our warrant activities for the six months ended June 30, 2018:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2017	524,277	$26.76
Expired	(4,360)	135.36
Outstanding at January 1, 2018	519,917	$25.68
Expired	(6,250)	5.70
Outstanding at June 30, 2018	513,667	$25.92

We utilize a lattice valuation model to determine the fair market value of the warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $41 thousand resulting from the change in the fair value of the warrant derivative liability for the first six months of 2018. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2018	2017
Value of underlying common stock (per share)	$5.55	$7.92
Risk-free interest rate	2.62%	1.85%
Expected term in years	4.1	5.1
Volatility	62%	96%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the six months ended June 30, 2018 and 2017:

	2018	2017
Balance at January 1, 2018	93,759	93,759
Derivative warrants issued, exercised and expired	(6,250)	-
Balance at June 30, 2018	87,509	93,759

(10) Commitments and Contingencies

Operating Leases

We lease five office facilities under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend the five leases for up to another ten-year term and for one facility, we have the right of first refusal on any sale.

Future minimum payments for the next five years and thereafter as of June 30, 2018, under these leases, are as follows (in thousands):

Remainder of 2018	$404
2019	669
2020	396
2021	375
2022	354
Thereafter	887
Total	$3,085

Rent expense was $0.6 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Capital Leases

Future minimum payments for the next five years and thereafter as of June 30, 2018, under capital leases for equipment, are as follows (in thousands):

Remainder of 2018	$267
2019	502
2020	218
2021	-
2022	-
Thereafter	-
Total minimum lease payments	987
Less amount representing interest	(165)
Present value of obligations under capital leases	822
Less current portion	(469)
Long-term capital lease obligations	$353

Litigation

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties. Axis seeks relief in the form of damages in an amount in excess of $1.0 million. The Court is considering Xtant’s motions to dismiss and for summary judgment.

In addition, we are engaged in ordinary routine litigation incidental to our business from time to time, including product liability disputes.

Indemnification Arrangements

Our indemnification arrangements generally include limited warranties and certain provisions for indemnifying customers against liabilities if our products or services infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such warranties or indemnification provisions and have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

The Company did not recognize any interest or penalties related to income taxes for the six months ended June 30, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into legislation. At December 31, 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and recorded a provisional amount in the 2017 financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no tax deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. There has been no change to the provisional adjustment recorded in 2017 nor during the first six months of 2018. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective period in 2018.

(12) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$170	$386
Non-cash activity:
Issuance of capital leases	$84	$967
Interest converted into common stock	$556	$480
Conversion of convertible debt to equity	$71,865	$-
Convertible PIK interest	$4,764	$-
Conversion of interest related to the Credit Facility to long-term debt	$7,977	$-
Write-off of convertible debt issuance cost	$1,012	$-
Transfer of inventory to property and equipment	$439	$-

(13) Related Party Transactions

The Investors, which collectively own approximately 70% of our outstanding common stock, are the sole holders of our outstanding long-term debt. In addition, as described in more detail under Note (1), we are parties to an Investor Rights Agreement and Registration Rights Agreement with the Investors. Transactions between the Company and the Investors are conducted under the provisions of Amended and Restated Credit Agreement, the Investor Rights Agreement and the Registration Rights Agreement, as noted above.

(14) Segment and Geographic Information

The Company’s management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthopedic medical products.

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 95% and 98% of sales were in the United States, respectively, for the six months ended June 30, 2018 and 2017. Total revenue by major geographic area is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
United States	$34,792	$42,410
Rest of world	1,882	1,081
Total revenue	$36,674	$43,491

(15) Subsequent Events

Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan

On August 1, 2018, our stockholders approved the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan at the 2018 annual meeting of stockholders of Xtant. The Board previously approved the 2018 Plan, subject to approval by our stockholders, on June 13, 2018. The 2018 Plan became effective immediately upon approval by our stockholders and will expire on July 31, 2028, unless terminated earlier. The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan. The 2018 Plan permits the Board, or a committee thereof, to grant to eligible employees, non-employee directors and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board may select 2018 Plan participants and determine the nature and amount of awards to be granted. Subject to adjustment as provided in the 2018 Plan, the number of shares of our common stock available for issuance under the 2018 Plan is 1,307,747 shares.

After the approval and effectiveness of the 2018 Plan, the Board approved various awards thereunder to certain officers and employees, consisting of stock option grants to purchase an aggregate of 410,770 shares of our common stock and 40,000 shares of restricted stock units.  In addition, a restricted stock award for 26,042 shares was approved for one of our non-employee directors.  All of these awards will become effective during the third quarter ended September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as amended by Form 10-K/A. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “—Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We develop, manufacture and market regenerative medicine products and medical devices for domestic and international markets. Our products serve the specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease, tissue grafts for the treatment of orthopedic disorders, and biologics to promote healing following cranial, and foot and ankle surgeries. We promote our products in the United States through a hybrid distribution network including direct employees, sales agents and independent distributors.

During the first quarter of 2018, we effected a significant restructuring pursuant to which we converted an aggregate of $71.9 million of aggregate principal amount of debt into equity by issuing an aggregate of 10,590,954 shares of our common stock, in cancellation thereof; issued an additional 945,819 shares of our common stock in a private placement for an aggregate purchase price of $6.8 million, completed a 1-for-12 reverse split of our common stock after the close of business on February 13, 2018, and replaced our entire Board of Directors. We completed this restructuring during the second quarter of 2018 with a common stock stockholder rights offering, which expired on June 18, 2018 and resulted in the issuance of an additional 129 shares of common stock. Upon completion of this restructuring and as of June 30, 2018, two funds which held a significant portion of our converted indebtedness and continue to hold all of our currently outstanding debt, own approximately 70% of our outstanding common stock. Because of this significant ownership, we are a “controlled company” within the meaning of the NYSE American corporate governance standards.

Prior to our restructuring, during 2017, we experienced certain management changes including a new Chief Executive Officer, Carl D. O’Connell, and we entered into an agreement with Aurora Management Partners Inc. (“Aurora”) pursuant to which, David Baker serves as our Chief Restructuring Officer and certain Aurora personnel assist on the engagement and serve as Deputy Restructuring Officers, including Laura Kendall who is currently acting as our principal financial and accounting officer. Since 2017, we have focused significant time and effort on cost containment and improving the profitability of our sales channels. Our intention is to hire additional personnel and eventually transition away from our relationship with Aurora.

Results of Operations

Comparison of Quarters Ended June 30, 2018 and June 30, 2017

Revenue

Total revenue for the quarter ended June 30, 2018 was $18.7 million which decreased 12.6% compared to $21.4 million in the same quarter of the prior year. This decline occurred primarily in our fixation products due principally to competitive factors and a focus on reducing unprofitable sales channel arrangements. While revenue declined, our focus on profitable sales relationships in our sales channels resulted in an increase in gross margin of 66.6% in the quarter ended June 30, 2018 compared to 63.2% in the comparable quarter in the prior year.

Cost of Sales

Costs of sales consist primarily of manufacturing and inventory purchase costs, as well as depreciation of surgical trays. Costs of sales decreased by 20.3%, or $1.6 million, to $6.3 million for the quarter ended June 30, 2018 from $7.9 million for the quarter ended June 30, 2017. Cost of sales as a percent of total revenue was 33.4% of revenue for the quarter ended June 30, 2018, an improvement over 36.8% in the comparable quarter of the prior year. The reduction in Cost of sales as a percentage of revenue is a result of our focus on profitable distributor relationships and reduction in product costs.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation. Operating expenses decreased 25.8%, or $5.1 million for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017. As a percent of total revenue, operating expenses were 78.6% in the quarter ended June 30, 2018 compared to 92.9% in the comparable period in the prior year.

The reduction in operating expenses is primarily attributable to lower commission expense as a direct result of the Company moving away from unprofitable sales distributor arrangements with high commission rates. In addition, we have continued to execute on our cost reduction initiatives to fully integrate hardware and biologics personnel and operations, which resulted in lower payroll and related expenses such as benefits and travel costs, and lower overall operating expenses.

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash based and stock-based compensation related costs, and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 24.9%, or $1.1 million, to $3.4 million for the quarter ended June 30, 2018, compared to the same period of 2017. The decrease is primarily due to a reduction in payroll expense of $0.6 million, higher inventory absorption of overhead costs during the current period of $0.3 million and lower bad debt expense of $0.2 million.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses related to sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 23.3%, or $2.6 million, to $8.5 million for the quarter ended June 30, 2018, compared to $11.1 million for the same period of 2017. As a percentage of revenue, sales and marketing expenses decreased to 45.6% in the second quarter of 2018 from 52.0% in the comparable quarter the prior year. Changes to the commission rate structure under certain distribution agreements and lower sales resulted in a reduction of $1.9 million. In addition, reduced personnel resulted in a decrease of $0.5 million and travel, trade show and other direct marketing expenses decreased $0.3 million compared to second quarter of 2017.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines. Research and development expenses decreased $0.2 million or 34.7% from $0.6 million for the quarter ended June 30, 2017 to $0.4 million for the same period of 2018. The decrease in research and development expenses is primarily due to a reduction in research and development personnel and research costs.

Depreciation and Amortization

Depreciation and amortization expense within Operating expenses consists of depreciation and amortization of long-lived assets, respectively, intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense declined $0.5 million to $1.0 million for the quarter ended June 30, 2018, from $1.5 million for the same period in 2017.

Restructuring Expenses

Restructuring expenses were $1.2 million for the quarter ended June 30, 2018 and $1.6 million for the quarter ended June 30, 2017. Restructuring costs were incurred by the Company related to the recapitalization of the Company and performance improvement measures.

Separation Related Expenses

Separation related expenses were $0.1 million for the quarter ended June 30, 2018 and $0.4 million for the quarter ended June 30, 2017. Separation related expense consists of severance and related benefit expenses for personnel reductions.

Non-cash Compensation Expense

Non-cash compensation expense consists of non-cash expense associated with granting restricted stock to non-employee directors and stock option amortization expense. Non-cash compensation expense decreased $51 thousand to $41 thousand for the quarter ended June 30, 2018, from $92 thousand for the same period of 2017 due to decreased number of unvested stock-based awards outstanding during the current year period primarily as a result of the restructuring change of control which triggered the full immediate vesting of outstanding restricted stock and stock options during the first quarter of 2018.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $2.8 million for the quarter ended June 30, 2018, a decrease of $0.1 million over the quarter ended June 30, 2017.

Change in Warrant Derivative Liability

For the quarter ended June 30, 2018, we recorded a gain in our non-cash warrant derivative liability of $0.1 million, which was primarily driven by the change in the closing price of our common stock at June 30, 2018. The liability is associated with the issuance of warrants as part of our capital transactions in prior years, which contained certain provisions requiring us to record a change in the fair value of the warrant derivative liability from period to period.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

Revenue

Total revenue for the first six months ended June 30, 2018 was $36.7 million, representing a decrease of 15.7% compared to $43.5 million in the same period of the prior year. This decline occurred primarily in our fixation products due to competitive factors and a focus on reducing unprofitable sales channel arrangements. While revenue declined, the focus on profitable sales relationships in our sales channels resulted in an increase in gross margins to 67.4% in the six months ended June 30, 2018 compared to 65.4% in the comparable period in the prior year.

Cost of Sales

Costs of sales consist primarily of manufacturing and inventory purchase costs, as well as depreciation of surgical trays. Costs of sales decreased by 20.5%, or $3.1 million, to $12.0 million for the six months ended June 30, 2018 from $15.1 million for the six months ended June 30, 2017. Cost of sales as a percent of total revenue was 32.6% of revenue for the six months ended June 30, 2018, an improvement over 34.6% in the comparable period of the prior year. The reduction in Cost of sales as a percentage of revenue is a result of our focus on profitable distributor relationships and reduction in product costs.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation. Operating expenses decreased $8.8 million to $28.6 million for the six months ended June 30, 2018, compared to $37.4 million for the six months ended June 30, 2017. As a percent of total revenue, operating expenses were 78% in the six months ended June 30, 2018 compared to 85.9% in the comparable period in the prior year.

The reduction in operating expenses is primarily attributable to lower commission expense as a direct result of the Company moving away from or modifying distribution agreements with high commission rates. In addition, we continued to execute on our cost reduction initiatives including consolidation of operating facilities, resulting in lower payroll and related expenses, such as benefits and travel costs, and lower overall operating expenses.

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 25.8%, or $2.2 million, to $6.4 million for the six months ended June 30, 2018, compared to the same period of 2017. The decrease in general and administrative expenses is primarily due to reduction in payroll expense.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses related to sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses decreased 23.7%, or $5.2 million, to $16.9 million for the six months ended June 30, 2018, compared to $22.1 million for the same period of 2017. As a percentage of revenue, sales and marketing expenses decreased to 46.1% in the six months of 2018 from 50.9 % in the comparable period of the prior year. Changes made to the commission rate structure under certain distribution agreements and lower sales resulted in a reduction of $4.0 million in commissions, personnel reductions of $1.1 million and a decline of $0.2 million of other direct marketing expenses.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines. Research and development expenses decreased $0.5 million, or 37.8%, from $1.3 million for the six months ended June 30, 2017 to $0.8 million for the same period of 2018. The decrease in research and development expense is primarily due to reductions in research and development personnel and research costs.

Depreciation and Amortization

Depreciation and amortization expense within Operating expenses consists of depreciation and amortization of long-lived, respectively, intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense declined $0.7 million to $2.0 million for the six months ended June 30, 2018, from $2.8 million for the same period in 2017.

Restructuring Expenses

Restructuring expenses were $2.0 million for the six months ended June 30, 2018 and $1.6 million for the six months ended June 30, 2017. Restructuring costs were incurred by the Company related to the recapitalization of the Company and performance improvement measures.

Separation Related Expenses

Separation related expenses were $0.1 million for the six months ended June 30, 2018 and $0.6 million for the six months ended June 30, 2017. The expense consists of severance and related benefit expenses for personnel reductions, which occurred primarily in the prior year.

Non-cash Compensation Expense

Non-cash compensation expense consists of non-cash expense associated with granting restricted stock to directors and stock option amortization expense. Non-cash compensation expense increased $0.2 million to $0.4 million for the six months ended June 30, 2018, from $0.2 million for the same period in the prior year primarily as a result of the restructuring change of control which triggered the full immediate vesting of outstanding restricted stock and stock options.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $6.4 million for the six months ended June 30, 2018, a decrease of $0.1 million over the six months ended June 30, 2017.

Change in Warrant Derivative Liability

For the six months ended June 30, 2018, we recorded a gain in our non-cash warrant derivative liability of $41 thousand, which was primarily driven by the change in the closing price of our common stock at June 30, 2018. The liability is associated with the issuance of warrants as part of our prior capital transactions in prior years which contained certain provisions requiring us to record a change in the fair value of the warrant derivative liability from period to period.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows and through capital raising transactions to increase leverage and equity. During the first six months ended June 30, 2018, we received cash of $3.3 million through a private placement of equity totaling $6.8 million, net of $3.5 million in expenses related to the restructuring transactions that occurred as noted above in Note 1, Corporate Restructuring. At June 30, 2018, we had $6.0 million of cash and cash equivalents.

Working capital was $27.3 million at June 30, 2018 compared to $22.4 million at June 30, 2017. Net cash provided by operating activities for the first six months of 2018 was $0.3 million compared to $0.8 million used in operating activities for the comparable period in the prior year. The improvement in cash provided by operating activities is primarily attributable to a lower net loss incurred during the first six months of 2018 compared to the prior year period and a reduction in Prepaid and other assets due to the usage of prepaid restructuring expenses in 2018 attributable to the completion of the corporate restructuring.

Net cash used in investing activities for the first six months of June 30, 2018 was $0.3 million due to the purchase of property and equipment.

Net cash provided by financing activities was $3.1 million for the first six months of 2018 due to the Corporate Restructuring costs and proceeds from new equity issuance, less payments on capital leases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources.

Cash Requirements

We believe that our June 30, 2018 cash on hand of $6.0 million and available amended and restated credit agreement capacity of $2.2 million are sufficient to meet our anticipated cash requirements through September 30, 2019. However, we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we must obtain the consent of the Investors, and no assurance can be provided that the Investors would provide such consent, which could limit our ability to raise additional financing.

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws, including the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	estimates of our future revenue, expenses and other operating results and capital requirements and liquidity;

●	the implementation of our business model, strategic plans for our products and technologies; cost reduction and profit improvement initiatives and ability to obtain success with respect to our key initiatives;

●	our ability to comply with the covenants in our senior credit facility and make all upcoming and deferred interest payments;

27

●

our existing cash resources, credit agreement availability, access to additional financing and ability to obtain additional financing in the future or on favorable terms or at all or maintain sufficient liquidity to fund our operations and service our outstanding indebtedness and continue as a going concern; and

●	the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2017:

●	our future revenue and ability to grow or maintain our revenue, especially in light of our current initiative to reduce unprofitable sales channel arrangements;

●	our future operating losses and ability to achieve or sustain profitability;

●	our ability to obtain additional financing in the future or on favorable terms or at all or maintain sufficient liquidity to fund our operations and service our outstanding indebtedness;

●	risks associated with our outstanding indebtedness and our ability to comply with the covenants in our senior credit facility and make all upcoming and deferred interest payments;

●	our ability to keep our common stock listed on the NYSE American;

●	the ability of our sales force to achieve expected results and the effect of our recent change in sales and other management;

●	our ability to retain and attract new key sales personnel, independent distributors and sales representatives, and other personnel;

●	our ability to remain competitive;

●	our ability to innovate, develop and successfully sell new products and market acceptance thereof;

●	our ability to obtain and maintain regulatory approvals and comply with government regulations;

●	our ability to obtain government and third-party coverage and reimbursement for our products;

●	the risk of future product recalls and defects, product liability claims and litigation and inadequate insurance coverage relating thereto;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	our ability to obtain donor cadavers for our products and remain accredited with the American Association of Tissue Banks.

●	our ability to successfully integrate recent and future business combinations or acquisitions and risks involved with such transactions, including potential impairment of goodwill and other intangible assets;

●	the incurrence of significant expenditures of resources to maintain relatively high levels of instruments and other inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

●	our ability to maintain effective internal controls, especially in light of our desire to transition away from our reliance on Aurora Management Partners Inc.;

●	our ability to deduct all or a portion of the interest payments on the notes for U.S. federal income tax purposes;

●	our ability to use our net operating loss carry-forwards to offset future taxable income;

●	the effect of new or revised laws, rules and regulations, such as healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

●	influence by our management and controlling stockholder.

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

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties. Axis seeks relief in the form of damages in an amount in excess of $1.0 million. The Court is considering Xtant’s motions to dismiss and for summary judgment.

In addition, we are engaged in ordinary routine litigation incidental to our business from time to time, including product liability disputes.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed with or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Certificate of Amendment to Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
3.2	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
10.1	Amendment No. 2 to Employment Agreement, effective as of May 15, 2018, between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.67 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 as filed with the SEC on May 30, 2018 (SEC File No. 333-224940) and incorporated by reference herein).
10.2	Letter Agreement, dated as of May 21, 2018, between Xtant Medical Holdings, Inc. and Michael Mainelli (filed as Exhibit 10.68 to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 as filed with the SEC on May 30, 2018 (SEC File No. 333-224940) and incorporated by reference herein).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Xtant Medical Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2018 and 2017 , (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 08, 2018	By:	/s/ Laura Kendall
	Name:	Laura Kendall
	Title:	Deputy Restructuring Officer (serving as principal financial officer)

