Form 10-Q
period 2018-09-30
Xtant Medical Holdings, Inc.
filed 2018-11-14
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 14, 2018: 13,171,347.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,064	$2,856
Trade accounts receivable, net of allowance for doubtful accounts of $2,108 and $1,923, respectively	9,869	12,714
Current inventories, net	22,187	22,229
Prepaid and other current assets	738	1,706
Total current assets	37,858	39,505
Non-current inventories, net	-	194
Property and equipment, net	8,069	9,913
Goodwill	41,535	41,535
Intangible assets, net	11,248	13,826
Other assets	560	732
Total Assets	$99,270	$105,705

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,918	$9,316
Accounts payable – related party	-	160
Accrued liabilities	3,976	15,845
Warrant derivative liability	48	131
Current portion of capital lease obligations	478	366
Total current liabilities	10,420	25,818
Long-term Liabilities:
Capital lease obligations, less current portion	251	624
Long-term convertible debt, less issuance costs	-	70,853
Long-term debt, less issuance costs	75,944	67,109
Total Liabilities	86,615	164,404
Commitments and Contingencies (note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 50,000,000 shares authorized; 13,171,347 shares issued and outstanding as of September 30, 2018 and 1,514,899 shares issued and outstanding as of December 31,2017	-	-
Additional paid-in capital	171,008	86,247
Accumulated deficit	(158,353)	(144,946)
Total Stockholders’ Equity (Deficit)	12,655	(58,699)
Total Liabilities & Stockholders’ Equity (Deficit)	$99,270	$105,705

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Orthopedic product sales	$17,139	$19,618	$53,622	$62,986
Other revenue	127	171	319	294
Total Revenue	17,266	19,789	53,941	63,280

Cost of sales	5,743	8,416	17,711	23,472

Gross Profit	11,523	11,373	36,230	39,808

Operating Expenses
General and administrative	2,505	3,330	8,931	11,985
Sales and marketing	7,847	8,904	24,742	31,038
Research and development	347	504	1,179	1,843
Depreciation and amortization	1,029	1,354	3,074	4,105
Restructuring expenses	614	1,194	2,582	2,814
Separation related expenses	436	792	490	1,396
Non-cash compensation expense	180	(20)	585	217
Total Operating Expenses	12,958	16,058	41,583	53,398

Loss from Operations	(1,435)	(4,685)	(5,353)	(13,590)

Other (Expense) Income
Interest expense	(1,790)	(3,809)	(8,156)	(10,538)
Change in warrant derivative liability	42	(20)	83	136
Other (expense) income	30	-	18	-

Total Other (Expense) Income	(1,718)	(3,829)	(8,055)	(10,402)

Net Loss from Operations	$(3,153)	$(8,514)	$(13,408)	$(23,992)

Net loss per share:
Basic	$(0.24)	$(5.62)	$(1.19)	$(15.94)
Dilutive	$(0.24)	$(5.62)	$(1.19)	$(15.94)

Shares used in the computation:
Basic	13,158,326	1,514,126	11,262,642	1,505,493
Dilutive	13,158,326	1,514,126	11,262,642	1,505,493

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017

Operating activities:
Net loss	$(13,408)	$(23,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,943	7,433
Non-cash interest	7,853	9,966
(Gain) loss on disposal of fixed assets	(15)	1,909
Non-cash compensation expense/stock option expense	585	593
Provision for losses on accounts receivable and inventory	298	1,711
Change in derivative warrant liability	(83)	(136)
Changes in operating assets and liabilities:
Accounts receivable	2,842	4,135
Inventories	(508)	1,718
Prepaid and other assets	1,138	(211)
Accounts payable	(3,557)	(3,418)
Accrued liabilities	(867)	(897)
Net cash used in operating activities	(779)	(1,189)

Investing activities:
Purchases of property and equipment and intangible assets	(308)	(1,456)
Proceeds from sale of fixed assets	251	-
Net cash used in investing activities	(57)	(1,456)

Financing activities:
Proceeds from long-term debt	-	12,787
Payments on capital leases	(260)	(203)
Payments on revolving line credit	-	(10,448)
Expenses associated with private placement and convertible debt conversion	(3,507)	-
Proceeds from equity private placement	6,810	-
Proceeds from issuance of stock	1	-
Net cash provided by financing activities	3,044	2,136

Net change in cash and cash equivalents	2,208	(509)

Cash and cash equivalents at beginning of period	2,856	2,578
Cash and cash equivalents at end of period	$5,064	$2,069

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), a Delaware corporation, and its wholly owned subsidiaries, Xtant Medical, Inc. (“Xtant Medical”), a Delaware corporation, Bacterin International, Inc. (“Bacterin”), a Nevada corporation, and X-Spine Systems, Inc. (“X-spine”), an Ohio corporation (Xtant, Xtant Medical, Bacterin and X-spine are jointly referred to herein as the “Company” or sometimes “we”, “our” or “us”). All intercompany balances and transactions have been eliminated in consolidation.

Xtant is a global medical technology company focused on the design, development, and commercialization of a comprehensive portfolio of orthobiologics and spinal implant systems to facilitate spinal fusion in complex spine, deformity and degenerative procedures.

The accompanying interim condensed consolidated financial statements of Xtant for the three and nine months ended September 30, 2018 and 2017 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. For the purpose of providing more concise consolidated statements of operations, restructuring expenses, previously included in Other expense (income) in the prior year, were reclassified to Operating Expenses.

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

Amended and Restated Certificate of Incorporation

On February 13, 2018, following a special meeting of our stockholders, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation (the “Certificate Amendment”). The Certificate Amendment amended and restated our Certificate of Incorporation (the “Charter”) to, among other things:

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

Concentrations and Credit Risk

The Company’s accounts receivables are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management’s estimates for uncollectible amounts have been adequate during prior periods, and management believes that all significant credit risks have been identified at September 30, 2018.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill, and intangible assets and liabilities; valuation allowances for trade receivables, inventory, and deferred income tax assets and liabilities; valuation of the warrant derivative liability, debt modification, inventory, and estimates for the fair value of stock options grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management reviewed assumptions and tested intangible assets as of September 30, 2018 and determined that no impairment of the carrying value of the long-lived assets existed during the third quarter of 2018.

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

The Company’s contracts with its customers are generally reviewed and revised on an annual basis. The Company does not incur upfront costs or exclusivity fees in conjunction with entering into a customer contract. The Company’s customer contracts do not provide for percentage of completion performance measures or contingent consideration. The Company does not have deferred or unearned revenue arrangements with its customers that would give rise to contract liabilities. No contract assets or contract liabilities are recorded in our consolidated balance sheets as of September 30, 2018 or December 31, 2017.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2018 and 2017, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported as their effects of including 2,156,882 and 602,607 outstanding stock options and warrants for the three and nine months ended September 30, 2018 and 2017, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of September 30, 2018, and December 31, 2017, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis:

Warrant derivative liability (in thousands):

	As of September 30, 2018	As of December 31, 2017
Level 1	-	-
Level 2	-	-
Level 3	$48	$131

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us (See Note 9, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018:

Warrant derivative liability

Balance at January 1, 2017	$334
Gain recognized in earnings	(203)
Balance at January 1, 2018	$131
Gain recognized in earnings	(83)
Balance at September 30, 2018	$48

During the nine months ended September 30, 2018, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

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

(2) Inventories, Net

Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Current inventories:
Raw materials	$3,820	$4,277
Work in process	1,087	1,515
Finished goods	24,386	23,270
Gross current inventories	29,293	29,062
Reserve for obsolescence	(7,106)	(6,833)
Current inventories, net	22,187	22,229
Non-current inventories:
Finished goods	765	1,072
Reserve for obsolescence	(765)	(878)
Non-current inventories, net	-	194
Total inventories, net	$22,187	$22,423

The Company provides implants and biologic inventory on consignment through its various sales channels to logistically place the inventory near the anticipated surgical location. Consigned inventory was approximately $9.8 million and $12.0 million at September 30, 2018 and December 31, 2017, respectively.

(3) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2018	December 31, 2017
Equipment	$4,157	$4,471
Computer equipment	489	489
Computer software	499	524
Furniture and fixtures	164	215
Leasehold improvements	4,022	4,030
Vehicles	10	10
Surgical instruments	11,641	11,462
Total cost	20,982	21,201
Less: accumulated depreciation	(12,913)	(11,288)
Property and equipment, net	$8,069	$9,913

The Company deploys certain surgical instruments through its various sales channels for use with implant and biologic inventory to be utilized during surgical procedures. The instruments are classified as non-current assets within property and equipment and depreciated using the straight-line method over a five-year useful life.

The net book value of these surgical instruments was approximately $5.1 million and $4.6 million at September 30, 2018 and December 31, 2017, respectively. Instruments are recorded at cost and are carried at net book value (cost less accumulated depreciation).

Depreciation expense related to property and equipment, including property under capital lease, for the first nine months of 2018 and 2017 was $2.4 million and $3.9 million respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of September 30, 2018, the Company has recorded $1.6 million gross assets in Equipment and $0.8 million of accumulated depreciation relating to assets under capital leases.

(4) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	September 30, 2018	December 31, 2017
Patents	$847	$847
Acquisition related intangibles:
Technology	13,789	13,789
Customer relationships	9,911	9,911
Tradename	1,867	1,867
Non-compete	41	41
Accumulated amortization	(15,207)	(12,629)
Intangible assets, net	$11,248	$13,826

Aggregate amortization expense:	$2,578	$4,629

The following is a summary of estimated future amortization expense for intangible assets as of September 30, 2018 (in thousands):

Remainder of 2018	$859
2019	3,252
2020	2,170
2021	1,409
2022	1,051
Thereafter	2,507
Total	$11,248

(5) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued stock compensation	$156	$120
Wages/commissions payable	2,745	2,831
Accrued interest payable	-	10,835
Other accrued expenses	1,075	2,059
Accrued liabilities	$3,976	$15,845

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

This amendment also modified the financial covenants in the Amended and Restated Credit Agreement, including removing the minimum revenue covenant, providing a minimum liquidity covenant, a consolidated leverage ratio covenant, and a minimum consolidated EBITDA covenant, all as defined in the Amended and Restated Credit Agreement. As of September 30, 2018, we were in compliance with all applicable covenants.

Twenty-Fourth Amendment to the Amended and Restated Credit Agreement

On September 17, 2018, the Company and Investors entered into the Twenty-Fourth Amendment to the Amended and Restated Credit Agreement (the “24th Amendment”), which further amended the Amended and Restated Credit Agreement and terms of the Credit Facility, effective as of April 1, 2018. Under the terms of the 24th Amendment, no interest will be charged on the loans under the Credit Facility (the “Loans”) from April 1, 2018 until June 30, 2018.

Due to the interest rate relief provided by the 24th Amendment, the Company performed an assessment of the changes to the terms of the Credit Facility in accordance ASC 470, Debt. The Credit Facility was modified based on an evaluation of the present value of cash flows for the old and new debt instruments. Given the modification, a new effective interest rate for the modified loan was calculated based on the carrying amount of the debt and the present value of the revised future cash flows. The modified interest rate is effective through the remaining life of the loan.

Twenty-Fifth Amendment to the Amended and Restated Credit Agreement

Also, on September 17, 2018, the Company and the Investors entered into the Twenty-Fifth Amendment to the Amended and Restated Credit Agreement (the “25th Amendment”), which further amended the Amended and Restated Credit Agreement and terms of the Credit Facility, effective as of August 1, 2018. Under the terms of the 25th Amendment:

●	no interest will be charged on the Loans under the Credit Facility from July 1, 2018 until December 31, 2018;

●	the Optional PIK Interest (as such term is defined in the Amended and Restated Credit Agreement) was decreased from 15% plus the LIBO Rate (as such term is defined in the Amended and Restated Credit Agreement) to 10% plus the LIBO Rate, with a 2.3125% floor;

●	a LIBO Rate floor of 2.3125% was added; and

●	the fee due upon payment, prepayment or repayment of the principal amount of the Loans under the Credit Facility, whether on the maturity date or otherwise, was increased to 2% from 1% of the aggregate principal amount of such payment, prepayment or repayment.

The Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of August 1, 2028 (collectively, the “Warrants”). The issuance of the Warrants occurred on September 17, 2018 and was a condition to the effectiveness of the 25th Amendment. (See Note 9, “Warrants” below).

The Company is required to pay a 2% exit fee at the maturity of the Loans on July 31, 2020.

Long-term debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Amounts due under the Credit Facility	$50,673	$55,787
PIK interest payable related to the Credit Facility	25,454	11,582
6% convertible senior unsecured notes due 2021	-	71,865
Gross long-term debt	76,127	139,234
Less: total debt issuance costs	(183)	(1,272)
Long-term debt, less issuance costs	$75,944	$137,962

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

(8) Stock-Based Compensation

Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan

On August 1, 2018, our stockholders approved the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) at the 2018 annual meeting of stockholders of Xtant. The 2018 Plan became effective immediately upon approval by our stockholders and will expire on July 31, 2028, unless terminated earlier. The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan (the “Prior Plan”) with respect to future grants of equity awards. The Prior Plan will continue to govern equity awards granted under the Prior Plan. The 2018 Plan permits the Board, or a committee thereof, to grant to eligible employees, non-employee directors and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board may select 2018 Plan participants and determine the nature and amount of awards to be granted. Subject to adjustment as provided in the 2018 Plan, the number of shares of our common stock available for issuance under the 2018 Plan is 1,307,747 shares.

After the approval and effectiveness of the 2018 Plan, the Board granted various awards thereunder to certain officers and employees, consisting of stock option grants to purchase an aggregate of 410,770 shares of our common stock and 40,000 shares of restricted stock units. In addition, a restricted stock award for 26,042 shares was granted to one of our non-employee directors.

As of September 30, 2018, of the 1,307,747 shares of common stock available for issuance under the 2018 Plan, 476,812 shares were subject to outstanding awards under the 2018 Plan and 830,935 shares remained available for issuance. Shares of common stock issued under the 2018 Plan may be newly issued shares or reacquired shares. From time to time, we have granted options to purchase shares of our common stock outside of any stockholder-approved plan to new hires (collectively the “Non-Plan Grants”).

Stock options granted under the 2018 Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The exercise price of all stock options granted under the 2018 Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The 2018 Plan is administered by the Board. Stock options granted under the 2018 Plan are generally not transferable, vest in installments over the requisite service period and are exercisable during the stated contractual term of the option only by such optionee.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 is based on awards expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options to purchase an aggregate of 410,770 shares of common stock were issued in the first nine months of 2018; zero options were issued in the comparable period in 2017.

Stock option activity, including options granted under the 2018 Plan, the Prior Plan and the Non-Plan Grants, was as follows (in thousands, except number of shares and per share amounts):

	2018			2017
		Weighted	Weighted Average		Weighted	Weighted Average
		Average Exercise	Fair Value at		Average Exercise	Fair Value at
	Shares	Price Per Share	Grant Date Per Share	Shares	Price Per Share	Grant Date Per Share
Outstanding at January 1	67,465	$71.03	$36.85	100,492	$62.52	$33.84
Issued	410,770	5.71	3.91	-	-	-
Cancelled or expired	(33,002)	53.23	36.42	(1,611)	137.04	94.92
Outstanding at September 30	445,233	$12.09	$6.49	98,881	$61.32	$33.60
Exercisable at September 30	34,463	$135.23	$67.26	32,335	$137.04	$68.04

The aggregate intrinsic value of options outstanding as of September 30, 2018 was zero because the closing price of the stock at September 30, 2018 was less than the exercise prices of all options issued under the Prior Plan or the 2018 Plan were fully vested and expensed due to the change of control as a result of the Corporate Restructuring, noted above.

Total stock-based compensation expense recognized for employees and directors was $0.6 and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively and was recognized as Non-cash compensation expense as discussed below.

During the nine months ended September 30, 2018, the Board granted an aggregate of 93,750 shares of restricted stock to our non-employee directors of the Company. These awards will vest and become non-forfeitable with respect to one-half of the underlying shares on February 14, 2019 and the remaining half on February 14, 2020. The total grant date fair value of these restricted stock awards amounts to $0.4 million in the aggregate or $4.80 per share and is being recognized ratably over the vesting period. During the nine months ended September 30, 2018, $0.2 million was expensed as compensation.

On September 15, 2018, the Company issued 40,000 shares at $6.20 per share of restricted stock to an employee and recognized $5 thousand of expense in the nine months ended September 30, 2018 associated with this award.

On July 25, 2017, we granted 25,974 shares of restricted stock to certain former non-employee directors of the Company. These awards became fully vested and non-forfeitable on February 13, 2018 as a result of the Restructuring, which constituted a change of control under the Prior Plan. The total expense of these restricted stock awards, which amounted to $0.2 million in the aggregate or $9.24 per share, was being recognized over the vesting period as Non-cash compensation expense. During the three months ended March 31, 2018, the remaining $0.1 million of expense was recognized as non-cash compensation expense.

Effective October 6, 2016, the Board granted our former Chief Executive Officer, an option to purchase 25,000 shares of common stock at an exercise price of $13.32 per share. This option was granted outside the Prior Plan as an inducement option. As a result of the Restructuring, which constituted a change of control under the option agreement, this option became fully vested on February 13, 2018 and was fully expensed during the quarter ended March 31, 2018. On August 15, 2018, the Board granted our former Chief Executive Officer an additional option to purchase 200,000 shares of common stock at an exercise price of $6.20 per share, which was scheduled to vest and become exercisable in four equal annual installments, commencing on August 15, 2019. The option to purchase 200,000 shares of common stock terminated as a result of the termination of his employment and his vested options to purchase 25,000 shares of common stock will remain exercisable until January 10, 2019, which is the 90th day after his termination date.

(9) Warrants

The Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of August 1, 2028. The issuance of the Warrants occurred on September 17, 2018 and was a condition to the effectiveness of the 25th Amendment. The number of shares of Company common stock issuable upon exercise of the Warrants are subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions.

The following table summarizes our warrant activities for the nine months ended September 30, 2018:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2017	524,277	$26.76
Expired	(4,360)	135.36
Outstanding at January 1, 2018	519,917	$25.68
Issued	1,200,000	0.01
Expired	(8,268)	72.56
Outstanding at September 30, 2018	1,711,649	$7.46

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2018	2017
Value of underlying common stock (per share)	$3.85	$7.92
Risk-free interest rate	2.10%	1.85%
Expected term in years	3.9	4.9
Volatility	62%	98%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the nine months ended September 30, 2018 and 2017:

	2018	2017
Balance at January 1,	93,759	93,759
Derivative warrants expired	(6,250)	-
Balance at September 30,	87,509	93,759

We utilize a lattice valuation model to determine the fair market value of certain warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $0.1 million resulting from the change in the fair value of the warrant derivative liability for the first nine months of 2018. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

(10) Commitments and Contingencies

Operating Leases

We lease six office facilities under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend the six leases for up to another ten-year term and for one facility, we have the right of first refusal on any sale.

Future minimum payments for the next five years and thereafter as of September 30, 2018, under these leases, are as follows (in thousands):

Remainder of 2018	$211
2019	688
2020	396
2021	375
2022	354
Thereafter	685
Total	$2,709

Rent expense was $0.9 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Capital Leases

Future minimum payments for the next five years and thereafter as of September 30, 2018, under capital leases for equipment, are as follows (in thousands):

Remainder of 2018	$133
2019	502
2020	218
2021	-
2022	-
Thereafter	-
Total minimum lease payments	853
Less amount representing interest	(124)
Present value of obligations under capital leases	729
Less current portion	(478)
Long-term capital lease obligations	$251

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

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2018 and 2017. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into legislation. At December 31, 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and recorded a provisional amount in the 2017 financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no tax deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. There has been no change to the provisional adjustment recorded in 2017 nor during the first nine months of 2018. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective period in 2018.

(12) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$186	$386
Non-cash activity:
Issuance of capital leases	$84	$967
Interest converted into common stock	$556	$480
Conversion of convertible debt to equity	$71,865	$-
Convertible PIK interest	$4,764	$-
Conversion of interest related to the Credit Facility to long-term debt	$7,977	$-
Write-off of convertible debt issuance cost	$1,012	$-
Debt discount on long-term credit facility	$5,114	$-
RSU vesting	$120	$-
Transfer of inventory to property and equipment	$448	$-

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 95% and 97% of sales were in the United States, respectively, for the nine months ended September 30, 2018 and 2017. Total revenue by major geographic area is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
United States	$51,288	$61,443
Rest of world	2,653	1,837
Total revenue	$53,941	$63,280

(15) Subsequent Events

The Board appointed Michael Mainelli as Interim Chief Executive Officer, replacing Carl D. O’Connell, effective October 12, 2018. In connection with Mr. Mainelli’s appointment as an interim officer of the Company, the Company entered into an interim executive employment agreement and stock option award agreement with him the details of which were provided in the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2018.

In connection with Mr. O’Connell’s departure, the Company intends to enter into a standard and customary separation agreement and release with Mr. O’Connell the details of which were also provided in the Company’s Current Report Form 8-K filed with the SEC on October 15, 2018. The Company anticipates separation costs of approximately $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as amended by Form 10-K/A. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below in the “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We develop, manufacture and market regenerative medicine products and medical devices for domestic and international markets. Our products serve the specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease. We promote our products in the United States largely through independent distributors and stocking agents, augmented by direct employees.

During the first quarter of 2018, we effected a significant restructuring pursuant to which we converted an aggregate of $71.9 million of aggregate principal amount of debt into equity by issuing an aggregate of 10,590,954 shares of our common stock, in cancellation thereof; issued an additional 945,819 shares of our common stock in a private placement for an aggregate purchase price of $6.8 million, completed a 1-for-12 reverse split of our common stock after the close of business on February 13, 2018, and replaced our entire Board of Directors. We completed this restructuring during the second quarter of 2018 with a common stock stockholder rights offering, which expired on June 18, 2018 and resulted in the issuance of an additional 129 shares of common stock. Upon completion of this restructuring and as of September 30, 2018, two funds which held a significant portion of our converted indebtedness and continue to hold all of our currently outstanding debt, own approximately 70% of our outstanding common stock. Because of this significant ownership, we are a “controlled company” within the meaning of the NYSE American corporate governance standards.

Results of Operations

Comparison of Quarters Ended September 30, 2018 and September 30, 2017

Revenue

Total revenue for the quarter ended September 30, 2018 was $17.3 million which represents a decrease of 12.7% compared to revenue of $19.8 million in the same quarter of the prior year. This decline occurred primarily due to company-initiated discontinued distributor arrangements and challenges in channel management.

Cost of Sales

Cost of sales consists primarily of manufacturing and inventory purchase costs, as well as depreciation of surgical trays. Cost of sales decreased by 31.8%, or $2.7 million, to $5.7 million for the quarter ended September 30, 2018 from $8.4 million for the same quarter of the prior year. This decrease was due primarily to charges of $2.1 million related to inventory reserves and impairment of surgical instrument asset values in the third quarter of 2017, and the favorable impacts of cost reduction initiatives to fully integrate hardware and biologics operations at the beginning of 2018.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation. Operating expenses decreased 19.3%, or $3.1 million, for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017. As a percent of total revenue, operating expenses were 75.0% in the quarter ended September 30, 2018 compared to 81.1% in the comparable period in the prior year.

The reduction in operating expenses is primarily attributable to lower commission expense as a result of lower revenue and also Company-initiated discontinued distributor arrangements with high commission rates. In addition, we have continued to execute on our cost reduction initiatives to fully integrate hardware and biologics personnel and operations, which resulted in lower payroll and related expenses, such as benefits and travel costs, and lower overall operating expenses during the quarter ended September 30, 2018 compared to the same prior year period.

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash based and stock-based compensation related costs, and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 24.8%, or $0.8 million, to $2.5 million for the quarter ended September 30, 2018, compared to the same period of 2017. The decrease is primarily due to a reduction in legal expenses by $0.5 million, lower utilities and other administrative costs of $0.2 million, higher inventory absorption of overhead costs during the period of $0.1 million and lower bad debt expense of $0.5 million, partially offset by increased payroll expenses of $0.5 million.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses related to sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 11.9%, or $1.1 million, to $7.8 million for the quarter ended September 30, 2018, compared to $8.9 million for the same period of 2017. As a percentage of revenue, sales and marketing expenses slightly increased to 45.5% in the third quarter of 2018 from 45.0% in the comparable quarter of the prior year. Commission expenses were reduced $0.5 million compared to the third quarter of 2017, primarily due to lower sales. In addition, reduced personnel resulted in a decrease of $0.2 million and travel, trade show, advertisement and other direct marketing expenses decreased $0.4 million compared to third quarter of 2017.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines. Research and development expenses decreased $0.2 million, or 31.2%, from $0.5 million for the quarter ended September 30, 2017 to $0.3 million for the same period of 2018. This decrease in research and development expenses was primarily due to a reduction in research and development personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization expense within Operating expenses consists of depreciation and amortization of long-lived assets, respectively, intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense declined $0.3 million to $1.0 million for the quarter ended September 30, 2018, from $1.4 million for the same period in 2017.

Restructuring Expenses

Restructuring expenses were $0.6 million for the quarter ended September 30, 2018 and $1.2 million for the quarter ended September 30, 2017. Restructuring costs were incurred by the Company related to the recapitalization of the Company and performance improvement measures.

Separation Related Expenses

Separation related expenses were $0.4 million for the quarter ended September 30, 2018 and $0.8 million for the quarter ended September 30, 2017. Separation related expenses consist of severance and related benefit expenses for personnel reductions.

Non-cash Compensation Expense

Non-cash compensation expense consists of non-cash expense associated with granting restricted stock to non-employee directors and stock option amortization expense. Non-cash compensation expense for the quarter ended September 30, 2018 increased $0.2 million from a credit of $0.2 thousand in the same period of 2017 due to an increased number of unvested stock-based awards outstanding during the current year period.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $1.7 million for the quarter ended September 30, 2018, representing a decrease of $2.1 million over the quarter ended September 30, 2017.

Change in Derivative Liability

For the quarter ended September 30, 2018, we recorded a gain in our non-cash warrant derivative liability of $0.4 thousand, which was primarily driven by the change in the closing price of our common stock at September 30, 2018. The liability is associated with the issuance of warrants as part of our capital transactions in prior years, which contain certain provisions requiring us to record a change in the fair value of the warrant derivative liability from period to period.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

Revenue

Total revenue for the nine months ended September 30, 2018 was $53.9 million, representing a decrease of 14.8% compared to $63.3 million in the same period of the prior year. The decrease is primarily attributable to Company-initiated discontinued distributor arrangements and challenges in channel management.

Cost of Sales

Cost of sales consists primarily of manufacturing and inventory purchase costs, as well as depreciation of surgical trays. Cost of sales decreased by 37.1%, or $5.8 million, to $17.7 million for the nine months ended September 30, 2018 from $23.5 million for the nine months ended September 30, 2017. In the first nine months of 2018, the Company did not incur measurable charges related to inventory reserves and impairment of surgical instrument asset values, compared to $2.3 million in the comparable period of 2017. Cost of sales reductions also occurred in the nine months ended September 30, 2018, compared to the same period in 2017, as a result of cost reduction initiatives to fully integrate hardware and biologics operations at the beginning of 2018. On a comparable basis, as a percent of revenue, Cost of sales is 32.8% for the nine months ended September 30, 2018, compared to 37.1% in the comparable period of 2017.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, depreciation, research and development expenses, and compensation costs, including incentive compensation. Operating expenses decreased $11.8 million to $41.6 million for the nine months ended September 30, 2018, compared to $53.4 million for the nine months ended September 30, 2017. As a percent of total revenue, operating expenses were 77.1% in the nine months ended September 30, 2018 compared to 84.4% in the comparable period in the prior year.

The reduction in operating expenses was primarily attributable to our continued execution on our cost reduction initiatives including consolidation of operating facilities, resulting in lower payroll and related expenses, such as benefits and travel costs, and lower overall operating expenses.

General and Administrative

General and administrative expenses consist principally of corporate personnel and related benefits, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting and other professional fees as well as occupancy costs. General and administrative expenses decreased 25.2%, or $3.0 million, to $9.0 million for the nine months ended September 30, 2018, compared to the same period of 2017. This decrease in general and administrative expenses was primarily due to a reduction in payroll expense and legal fees.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses related to sales and marketing personnel, sales commissions, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses decreased 20.3%, or $6.3 million, to $24.7 million for the nine months ended September 30, 2018, compared to $31.0 million for the same period of 2017. As a percentage of revenue, sales and marketing expenses decreased to 45.9% in the nine months of 2018 from 49.0% in the comparable period of the prior year. Changes made to the commission rate structure under certain distribution agreements and lower sales resulted in a reduction of $4.3 million in commissions, personnel reductions of $1.0 million and a decline of $0.5 million of other direct marketing expenses.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes for our orthopedic product lines. Research and development expenses decreased $0.7 million, or 36.0%, from $1.8 million for the nine months ended September 30, 2017 to $1.2 million for the same period of 2018. The decrease in research and development expense is primarily due to reductions in research and development personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization expense within Operating expenses consists of depreciation and amortization of long-lived, respectively, intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense declined $1.0 million to $3.1 million for the nine months ended September 30, 2018, from $4.1 million for the same period in 2017.

Restructuring Expenses

Restructuring expenses were $2.6 million for the nine months ended September 30, 2018 and $2.8 million for the nine months ended September 30, 2017. Restructuring costs were incurred by the Company related to the recapitalization of the Company and performance improvement measures.

Separation Related Expenses

Separation related expenses were $0.5 million for the nine months ended September 30, 2018 and $1.4 million for the nine months ended September 30, 2017. The expense consists of severance and related benefit expenses for personnel reductions, which occurred primarily in the prior year.

Non-cash Compensation Expense

Non-cash compensation expense consists of non-cash expense associated with granting restricted stock to directors and stock option amortization expense. Non-cash compensation expense increased $0.4 million to $0.6 million for the nine months ended September 30, 2018, from $0.2 million for the same period in the prior year primarily as a result of the restructuring change of control in the first quarter of 2018, which triggered the full immediate vesting of outstanding restricted stock and stock options.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $8.1 million for the nine months ended September 30, 2018, representing a decrease of $2.5 million over the nine months ended September 30, 2017. This decrease is due primarily to reduced debt as a result of our Restructuring.

Change in Warrant Derivative Liability

For the nine months ended September 30, 2018, we recorded a gain in our non-cash warrant derivative liability of $0.1 million, which was primarily driven by the change in the closing price of our common stock at September 30, 2018. The liability is associated with the issuance of warrants as part of our prior capital transactions in prior years which contain certain provisions requiring us to record a change in the fair value of the warrant derivative liability from period to period.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations through operating cash flows and through capital raising transactions to increase leverage and equity. During the first nine months of 2018, we received cash of $3.3 million through a private placement of equity totaling $6.8 million, net of $3.5 million in expenses related to the restructuring transactions that occurred as noted above in Note 1, Corporate Restructuring to our consolidated financial statements. At September 30, 2018, we had $5.1 million of cash and cash equivalents.

Working capital was $27.5 million at September 30, 2018 compared to $13.7 million at December 31, 2017 This increase was due primarily to a reduction in accounts receivable of $2.8 million, partially offset by a reduction in accounts payable of $3.4 million and a reduction of $1.0 million in prepaid and other current assets due to the usage of prepaid restructuring expenses in 2018 attributable to the completion of the corporate restructuring. In addition, the conversion of accrued interest attributable to equity in February 2018, resulted in a reduction of accrued liabilities of $12 million.

Net cash used in operating activities for the first nine months of 2018 was $0.9 million compared to $1.2 million used in operating activities for the comparable period in the prior year. The decrease in cash used in operating activities is primarily attributable to a lower net loss on a cash basis incurred in the first nine months of 2018.

Net cash provided by investing activities for the first nine months of September 30, 2018 was $0.4 thousands due to the proceeds from sale of fixed assets.

Net cash provided by financing activities was $3.0 million for the first nine months of 2018 due to the Corporate Restructuring costs and proceeds from the equity issuance in connection therewith, less payments on capital leases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources.

Cash Requirements

We believe that our September 30, 2018 cash on hand of $5.1 million and available amended and restated credit agreement capacity of $2.2 million are sufficient to meet our anticipated cash requirements through December 31, 2019. However, we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

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

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws, including the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	estimates of our future revenue, expenses and other operating results and capital requirements and liquidity;

●	the implementation of our business model, strategic plans for our products and technologies; cost reduction and profit improvement initiatives and ability to obtain success with respect to our key initiatives;

●	our ability to comply with the covenants in our amended and restated credit facility and make all upcoming and deferred interest payments;

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2017:

●	our future revenue and ability to grow or maintain our revenue, especially in light of our current initiative to reduce unprofitable sales channel arrangements;

●	our future operating losses and ability to achieve or sustain profitability;

●	our ability to obtain additional financing in the future or on favorable terms or at all or maintain sufficient liquidity to fund our operations and service our outstanding indebtedness;

●	risks associated with our outstanding indebtedness and our ability to comply with the covenants in our amended and restated credit agreement and make all upcoming and deferred interest payments;

●	our ability to keep our common stock listed on the NYSE American;

●	the ability of our sales force to achieve expected results and the effect of our recent change in sales and other management;

●	our ability to retain and attract new key sales personnel, independent distributors and sales representatives, and other personnel;

●	our ability to remain competitive;

●	our ability to innovate, develop and successfully sell new products and market acceptance thereof;

●	our ability to obtain and maintain regulatory approvals and comply with government regulations;

●	our ability to obtain government and third-party coverage and reimbursement for our products;

●	the risk of future product recalls and defects, product liability claims and litigation and inadequate insurance coverage relating thereto;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	our ability to obtain donor cadavers for our products and remain accredited with the American Association of Tissue Banks.

●	our ability to successfully integrate recent and future business combinations or acquisitions and risks involved with such transactions, including potential impairment of goodwill and other intangible assets;

●	the incurrence of significant expenditures of resources to maintain relatively high levels of instruments and other inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

●	our ability to maintain effective internal controls, especially in light of our desire to transition away from our reliance on Aurora Management Partners Inc.;

●	our ability to deduct all or a portion of the interest payments on the notes for U.S. federal income tax purposes;

●	our ability to use our net operating loss carry-forwards to offset future taxable income;

●	the effect of new or revised laws, rules and regulations, such as healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

●	influence by our management and controlling stockholder.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than our hiring of a new Chief Financial Officer in August 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent to the recent appointment of Michael Mainelli as the Company’s Interim Chief Executive Officer and the third quarter 2018 appointment of Kathie J. Lenzen as Senior Vice President, Finance & Administration and Chief Financial Officer and Kevin Brandt as Senior Vice President and Chief Commercial Officer, various discussions occurred amongst the Company, the Company’s lenders under its credit facility and Aurora Management Partners to establish a strategy to transition functions from Aurora to the Company’s senior management team.  Based on those discussions, Aurora submitted a notice of termination to the Company stating that it was terminating its engagement with the Company, which had been established by that certain letter agreement between the Company and Aurora dated May 7, 2017 and pursuant to which David M. Baker served as Chief Restructuring Officer and his designees as Deputy Restructuring Officers of the Company.  The termination was effective as of November 8, 2018; however, Aurora is expected to continue to provide transitional financial support services to the Company during the transition period.

Item 6. Exhibits

The following exhibits are being filed with or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Certificate of Amendment to Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
3.2	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
4.1	Warrant, dated as of September 17, 2018, issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
4.2	Warrant, dated as of September 17, 2018, issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
10.1	Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
10.2	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
10.3	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
10.4	Form of Non-Employee Director Restricted Stock Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
10.5	Employment Agreement dated as of August 20, 2018 between Xtant Medical Holdings, Inc. and Kathie J. Lenzen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
10.6	Twenty-Fourth Amendment to Amended and Restated Credit Agreement, effective as of April 1, 2018, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
10.7	Twenty-Fifth Amendment to Amended and Restated Credit Agreement, effective as of August 1, 2018, by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 001-34951) and incorporated by reference herein).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Xtant Medical Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 14, 2018	By:	/s/ Kathie J. Lenzen
	Name:	Kathie J. Lenzen
	Title:	Senior Vice President, Finance & Administration and Chief Financial Officer (principal financial and accounting officer and duly authorized person)

