Form 10-K
period 2018-12-31
Xtant Medical Holdings, Inc.
filed 2019-04-01
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2018 was $21.9 million (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE American).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 29, 2019 was 13,161,762.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in any case, to be filed within 120 days of the end of the period covered by this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to comply with the covenants in our amended and restated credit agreement;

●	our ability to maintain sufficient liquidity to fund our operations;

●	our ability to obtain financing on reasonable terms;

●	our ability to increase or maintain revenue;

●	the ability of our sales force to achieve expected results;

●	our ability to remain competitive;

●	government regulations;

●	our ability to innovate and develop new products;

●	our ability to obtain donor cadavers for our products;

●	our ability to engage and retain qualified technical personnel and members of our management team;

●	the availability of our facilities;

●	government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals;

●	our ability to successfully integrate future business combinations or acquisitions;

●	our ability to use our net operating loss carry-forwards to offset future taxable income;

●	our ability to deduct all or a portion of the interest payments on the notes for U.S. Federal income tax purposes;

●	our ability to service our debt;

●	product liability claims and other litigation to which we may be subjected;

●	product recalls and defects;

●	timing and results of clinical studies;

●	our ability to obtain and protect our intellectual property and proprietary rights;

●	infringement and ownership of intellectual property;

●	our ability to remain accredited with the American Association of Tissue Banks; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of this Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

Overview of Our Business

Xtant Medical Holdings, Inc. is a global medical technology company focused on the design, development, and commercialization of a comprehensive portfolio of orthobiologics and spinal implants. Our products are used by orthopedic spine surgeons and neurosurgeons to treat a variety of spinal disorders in the cervical, thoracolumbar, and interbody spine.

Our Offices

Our headquarters and manufacturing facility are located at 664 Cruiser Lane, Belgrade, Montana 59714. Our telephone number is (406) 388-0480. We also have two other facilities on the Montana campus, located at 600 Cruiser Lane, Belgrade, Montana 59714, and at 732 Cruiser Lane, Belgrade, Montana 59714. All our properties are leased.

Our Corporate History

We began operations in 1998 as a spin out of the Center for Biofilm Engineering at Montana State University, or the CBE, and incorporated as “Bacterin, Inc.” in the state of Montana in January 2000. Through a series of transactions and corporate events, we eventually became Bacterin International Holdings, Inc. (“Bacterin”), which on March 7, 2011, began trading our common stock on the NYSE Amex, now known as the NYSE American under the ticker symbol “BONE.”

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

On May 8, 2017, the Company entered into an agreement with Aurora Management Partners Inc. (“Aurora”) to assist us in restructuring efforts. Pursuant to this agreement, David Baker served as Chief Restructuring Officer of the Company and certain additional Aurora personnel, referred to as Deputy Restructuring Officers, assisted in the restructuring efforts. As part of our restructuring, we completed a significant debt restructuring in the beginning of 2018 pursuant to which then outstanding indebtedness amounting to an aggregate of $76.6 million in principal, together with accrued and unpaid interest, was converted into shares of our common stock and we issued an additional 946 thousand shares of common stock to certain of our lenders in a private placement. As a result of this debt restructuring, ROS Acquisition Offshore LP (“ROS”) and OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities” and together with ROS, our “lenders”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”), collectively own approximately 70% of our outstanding common stock. Although our agreement with Aurora terminated on November 8, 2018 and David Baker no longer serves as Chief Restructuring Officer, certain Aurora personnel continue to provide financial and accounting assistance to us under a separate agreement.

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

How We Compete

We believe the following allow us to compete in the marketplace:

●	Broad Portfolio of Products: We have a comprehensive portfolio of products that address a broad array of spinal pathologies, anatomies and surgical approaches in the complex spine and minimally invasive surgery (“MIS”) markets. To protect company innovative technologies and techniques, we maintain and plan to continue to grow our intellectual property portfolio.

●

Customer Service: Responding quickly and efficiently to the needs of patients, surgeons and hospitals is central to our corporate culture and critical to our success. Our supply chain and customer service teams work together to make sure that the right product and instrumentation is in the right place at the right time. Through such vertically integrated processes, we strive to meet the changing needs of our customers.

●

National Distribution Network: Xtant has built a distribution channel function calling on orthopedic surgeons, neuro surgeons, their staff and the hospital administrators that support them. Over 300 commissioned independent agents and stocking agents in the United States represent some or all of Xtant’s products. We also maintain a national accounts program to enable our agents to gain access to independent health delivery network hospitals and through group purchasing organizations.

Our Orthobiologics Products

Our biomaterial products include OsteoSponge®, OsteoSponge® SC, OsteoSelect® DBM putty, OsteoSelect Plus DBM putty, OsteoWrap®, OsteoSTX®, and our new line of 3Demin® products, as described below, as well as other allografts:

●	OsteoSponge is a form of demineralized bone matrix made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge provides a natural scaffold for cellular in-growth and exposes bone-forming proteins to the healing environment. The malleable properties of OsteoSponge enable it to conform to, and fill, most defects. Upon compressing the allograft, OsteoSponge springs back to completely fill the void. Its unique mechanical and biological properties make OsteoSponge an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

●	OsteoSponge SC is a form of OsteoSponge designed to fill bony defects in the subchondral region of joints. We have received permission from the U.S. Food and Drug Administration (“FDA”), which is a Federal agency of the United States Department of Health and Human Services, to market this product as a subchondral bone void filler and are currently marketing it as such.

●	OsteoSelect DBM Putty is engineered with the surgeon in mind. With outstanding handling characteristics, OsteoSelect is designed to be easily molded into any shape and compressed into bony voids. Bacterin has validated a low-dose, low-temperature gamma sterilization process to provide maximum osteoinductive potential while still affording device level sterility. Every production batch of OsteoSelect is tested for osteoinductive bone growth characteristics allowing us to make that unique marketing claim.

●	OsteoSelect PLUS combines the exceptional cohesive characteristics of OsteoSelect DBM Putty with demineralized cortical chunks. OsteoSelect PLUS is designed to deliver differentiated handling properties and insure patient safety through validated, terminal sterilization. Each lot of OsteoSelect PLUS DBM is tested for osteoinductivity in vivo prior to being released. OsteoSelect PLUS is indicated as a bone void filler and bone graft substitute in the pelvis, extremities, and posterolateral spine.

●	OsteoWrap is 100% human cortical bone demineralized through a proprietary process to make the graft flexible while maintaining allograft integrity. This product has various applications in orthopedic, neurological, trauma, oral/maxillofacial and reconstructive procedures. OsteoWrap can wrap around non-union fractures to assist with fusion, can act as a biologic plate or can be used in conjunction with a hardware plate system. Additionally, this product provides the surgeon with superior handling characteristics as the allograft can be easily sized using surgical scissors or a scalpel and will withhold sutures or staples for fixation.

●	OsteoSTX are demineralized cortical sticks processed from human allograft bone. Utilizing our patented demineralization technology, the grafts are flexible and feature osteoinductive properties. The nature of demineralized cortical bone provides all the necessary elements for bone regeneration. OsteoSTX are designed for posterolateral spine surgery applications ranging from one-level to multi-level fusions, including scoliosis procedures.

●	3Demin is a family of allografts that maximizes osteoconductivity and the osteoinductive potential of human bone. They consist of 100% demineralized cortical bone with excellent, malleable handling characteristics, and are distributed as a sterile allograft. Bacterin’s 3Demin products are easily hydrated with any biocompatible liquid, making them an ideal option for various bone grafting applications. They are most commonly used in spinal fusion procedures.

All of our biologics are terminally sterilized and packaged to enhance the safety of our grafts for our physician customers and their patients.

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

Our related biologic products are described in multiple physician-initiated studies that continue to prove expanded indications for their use. These documents are available through our website at www.xtantmedical.com. Information contained on our website does not constitute part of this Form 10-K.

Our Spinal Implant Products

We offer a comprehensive line of products that are used to treat a variety of spinal and sacroiliac conditions, including trauma, degeneration, deformity and tumor, including use of Minimally Invasive Surgery techniques. Some of our key spinal implant product lines include:

Cervical Products

●	The CertexTM Spinal Fixation System consists of screws, hooks, rods, and cross connectors. Various sizes of these implants are available so that adaptations can be made to take into account pathology and individual patient anatomy. It is intended to promote fusion of the subaxial cervical spine and cervico-thoracic junction (C3 − T3 inclusive).

●	The Spider® Cervical Plating System consists of simple, single step locking with 3 forms of locking feedback providing confidence in Spider System construct and performance. Self-drilling screws preserve cancellous bone for secure screw purchase. If drilling is desired, instruments offer optional drill guides and drill bits. A full sweep of 15° angulation can be achieved with Spider System variable screws.

Thoracolumbar Products

●	The Axle® Interspinous Fusion System is a fully modular interspinous device matched to the patient’s individual anatomy and available in multiple implantable configurations.

●	The Silex® Sacroiliac Joint Fusion System is a sacroiliac fixation system which actively compresses across the SI joint. Sacroiliac dysfunction is increasingly recognized as a frequent contributor to chronic low back pain.

●	The XpressTM Minimally Invasive Pedicle Screw System combines minimally invasive functionality to the most common lumbar fixation procedures — pedicle screw fixation.

●	The Fortex® Pedicle Screw System consists of titanium alloy bone screws, rods, cross-connectors and associated instruments. The system is indicated for attachment to the pedicles of the thoracic, lumbar, and sacral spine.

Interbody Products

●	Calix® is a family of PEEK interbody spacers and precision instruments for both, cervical and thoracolumbar applications. Calix PC is a frictional titanium plasma-coated PEEK implant that provides additional biomechanical performance and end-plate visualization.

●	The Axle-XTM Interspinous Fusion System is an internal fixation device for spinal surgery in the non-cervical spine (T1 − S1 inclusive). It is a minimally invasive, modular interspinous fusion system with angled spikes that allows for adequate L5 − S1 engagement and other variations in patient anatomy. The Axle-X Interspinous Fusion System is designed to provide spinal stability for lumbar fusion procedures, including the treatment of degenerative disc disease, spinal tumors and trauma.

●	The Irix-CTM Cervical Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and two screws. It is intended for spinal fusion procedures at one level (C3 − T1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	The Irix-ATM Lumbar Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and three screws. It is intended for spinal fusion procedures at one or two contiguous levels of the lumbosacral spine (L2 − S1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

Technology and Intellectual Property

We rely upon patents, trademarks, and trade secrets to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others.

Patents

Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent.

As of December 31, 2018, our fixation patent portfolio includes over 53 issued patents globally and 1 patent application pending, and our biologics patent portfolio includes over 14 issued patents globally and over 12 patent applications pending.

We expect that additional patent applications will be filed and prosecuted as inventions are discovered, technological improvements and processes are developed, and specific applications are identified. There can be no assurance that we will be able to obtain final approval of any patents.

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

Donor Procurement

We have agreements with multiple recovery agencies, and we continue to expand our network for access to donor tissue in anticipation of increased demand. We expect to be able to continue to build our network for donor tissue as our processing capabilities and sales increase.

Sales and Marketing

We distribute our products in the United States through a distribution network of over 300 commissioned independent sales agents and stocking agents. We also maintain a national accounts program to enable our agents to gain access to independent health delivery network hospitals and through group purchasing organizations.

Our international footprint includes distribution partners in Canada, Mexico, South America, Europe, Australia, and certain Pacific region countries.

Competition

There are various public and private organizations that offer both, fixation and orthobiologics to their customers. The market is dominated by large competitors including Medtronic plc, Johnson and Johnson, Zimmer Biomet Holdings, Inc., Nuvasive, Inc., and Globus Medical, Inc. Together, we believe these large competitors have almost 80% market share. We compete with these larger competitors and several others including RTI Surgical, Inc., SeaSpine Holdings Corporation, OrthoFix Medical Inc., Alphatec Holdings, Inc., as well as dozens of privately-owned companies. We also compete with tissue banks that do not offer spinal fixation products, such as AlloSource International, Inc., LifeNet Health, and MTF Biologics.

Government Regulation

We are registered with the FDA as a manufacturer of human cellular and tissue products (“HCT/Ps”) as well as medical devices, and we are an accredited member in good standing of the American Association of Tissue Banks. We meet all licensing requirements for the distribution of HCT/Ps in states with licensing requirements, including Florida, California, Delaware, Illinois, Louisiana, Maryland, Oregon, and New York. Our industry is highly regulated, and we cannot predict the impact of future regulations on either us or our customers.

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

Medical Devices

Our medical devices require the clearance of the FDA prior to sale within the United States. The FDA process requires a premarket notification, or a 510(k) submission, to the FDA to demonstrate that the medical device is safe and effective and is substantially equivalent to a legally marketed device that is not subject to premarket approval. Applicants must compare the device to one or more similar devices that are commercially available in the United States (known as the “predicate device”) and make and support a claim of substantial equivalency to such predicate device. Support for such claims must include descriptive data and, when necessary, performance data. In some cases, data from clinical trials must also be submitted in support of a 510(k) submission. The FDA must then issue an order finding substantial equivalency before the devices may be commercially distributed in the United States. The Center for Devices and Radiological Health Division of the FDA governs HCT/Ps that are regulated as medical devices, including our OsteoSelect DBM putty.

The discussion of what data is needed is sometimes conducted in a formal process called the Pre-Submission process whereby companies meet with the FDA to discuss the data needed for clearance. If the FDA finds the applicant’s device is substantially equivalent to the predicate device, it will send a letter to the applicant stating that fact. This allows the applicant’s device to be commercially distributed in the United States. The Center for Devices and Radiological Health division of the FDA governs the clearance of conventional medical devices such as our spinal hardware as well as some of the HCT/Ps that are also regulated as medical devices, such as our OsteoSelect DBM putty.

Another procedure for obtaining marketing authorization for a medical device is the “de novo classification” procedure. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous premarket approval or “PMA” requirements or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. A company files for a de novo approval when it does not have a predicate to which it can claim substantial equivalence. Once a de novo application is reviewed and approved, it results in the device having a Class II status and future devices from the company or a competitor may use the company de novo-approved device as a 510(k) predicate. A de novo approval is reserved for Class II moderate risk devices and a company must show that special controls can be created which subsequent applicants can follow to obtain a 510(k) clearance. The advantage of the de novo approval is that it requires less data than a PMA. The disadvantage is that it may require more data than a 510(k) and most often will include human clinical data. FDA is increasingly moving devices with slightly different proposed indication statements or different technological features off the 510(k) path and on to the de novo path resulting in more time and expense for the company.

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

To market our product devices in the member countries of the European Union, we are required to comply with the European Medical Device Directives and to obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Device Directives, all medical devices must qualify for CE marking. To obtain authorization to affix the CE mark to one of our products, a recognized European Notified Body must assess our quality systems and the product’s conformity to the requirements of the European Medical Device Directives. We are subject to inspection by the Notified Bodies for compliance with these requirements. In March 2019, our Notified Body informed us that we are at risk of losing our CE mark on several products for failing to comply with post market clinical follow up requirements. We are working with our Notified Body to remediate this nonconformance. There can be no assurance that we will be able to remediate this matter on a timeline that is satisfactory to the Notified Body. If this risk were to materialize, we may be required to remove the effected products from the EU market countries until remediation is complete.

The new European MDR intended to replace the current Medical Device Directives came into force May 2017. Manufacturers of approved medical devices will have until May 2020 to transition their devices to meet the requirements of the MDR. After May 2020, manufacturers are offered a grace period which further extends the transition time for some medical devices. We are currently reviewing our product portfolios, quality system and processes in an effort to meet the new regulations within the timeframes we are afforded, although no assurance can be provided that we will be able to do so. Our failure to meet these new regulations would cause us to lose our CE mark certification.

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

Further, federal legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively “PPACA”), among other things, clarified the intent requirements of the Federal Anti-Kickback Statute and the federal criminal statutes governing healthcare fraud. Specifically, a person or entity can be found to have violated the statutes without actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act or federal civil money penalties statute. Recent amendments to the Federal False Claims Act provide that a violation of the Federal Anti-Kickback Statute is also a violation of the Federal False Claims Act, subjecting healthcare entities to treble damages and mandatory penalties for each false claim or statement.

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

The overall escalating cost of medical products and services has led to, and will likely continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. Government or private third-party payors cannot be guaranteed to cover and reimburse the procedures using Xtant products in whole or in part in the future or that payment rates will be adequate. In addition, it is possible that future legislation, regulation or coverage and reimbursement policies of third-party payors will adversely affect the demand for Xtant products or the ability to sell them on a profitable basis.

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

ISO Certification

Xtant is proud to be an International Organization for Standardization (“ISO”) certified organization, which declares our company-wide commitment to quality. To obtain ISO 13485:2016 certification, an organization must demonstrate its ability to provide medical devices that consistently meet applicable customer and regulatory requirements. The primary objective of ISO 13485:2016 is to facilitate harmonized medical device regulatory requirements for quality management systems. All requirements of ISO 13485:2016 are specific to organizations providing medical devices, regardless of the type or size of the organization. The certification assures our customers and partners of our commitment to quality, and in the quality of our innovative products and processes. Additionally, we believe that our ISO 13485:2016 certification may offer new markets and business opportunities for our products in the global marketplace.

Employees

As of December 31, 2018, Xtant had 166 employees, of whom 75 were in operations, 39 were in sales and marketing, 8 in research and development and engineering, 19 in regulatory and quality affairs, and 25 were in administrative functions. In addition, we make use of a varying number of outsourced services to manage normal business cycles. None of our employees are covered by a collective bargaining agreement and management considers relations with employees and service partners to be good.

Available Information

We make available, free of charge and through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Reports filed with the SEC may be viewed at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business and an investment in our common stock are subject to a variety of risks. The following risk factors describe some of the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our common stock. Many of these events are outside of our control. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Outstanding Indebtedness, Need for Additional Financing and Financial Condition

We have incurred significant losses, expect to continue to incur losses and may never be profitable.

We have a history of operating losses and at December 31, 2018, we had an accumulated deficit of $215.0 million. Our ability to achieve profitability will be influenced by many factors, including, among others, the level and timing of future revenues and expenditures; development, commercialization and market acceptance of our products; competing technologies and market developments; regulatory requirements and delays; ability to attract and retain key personnel; and pending litigation. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our stockholders’ equity, and we may never achieve or sustain profitability.

We will need additional financing to satisfy our anticipated future liquidity requirements, which financing may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility.

We have substantial operating expenses associated with the sales and marketing of our products. Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents balance of approximately $6.8 million, as of December 31, 2018, together with existing credit availability and $10.0 million in availability under our Second Amended and Restated Credit Facility dated March 29, 2019 will be sufficient to meet our anticipated cash requirements through the end of March 2020. Although we recently increased availability under our Second Amended and Restated Credit Agreement, we still believe we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects. If adequate funds are not otherwise available, we could be required to curtail operations significantly, including reducing our sales and marketing expenses which could negatively impact product sales and we could even be required to cease operations, liquidate our assets and possibly seek bankruptcy protection.

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we must obtain the consent of ROS and Royalty Opportunities, the lenders under our Second Amended and Restated Credit Agreement, and no assurance can be provided that ROS and Royalty Opportunities would provide such consent, which could limit our ability to raise additional financing.

We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition, and operating results.

We have a significant amount of indebtedness, including, as of December 31, 2018, $77.9 million in aggregate principal plus additional accrued interest outstanding under our credit facility. Our ability to make payments on, and to refinance, our indebtedness, including amounts borrowed under our credit facility, and our ability to fund planned capital expenditures, contractual cash obligations, known and unknown liabilities, research and development efforts, working capital, any future acquisitions and business combinations, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, the consent of our lenders, and other factors, including market conditions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

●	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

●	restrict our ability to make strategic acquisitions, business combinations or dispositions or to exploit business opportunities;

●	place us at a competitive disadvantage compared to our competitors who have less debt; and

●	limit our ability to borrow additional amounts or raise financing for working capital, capital expenditures, contractual obligations, research and development efforts, acquisitions or business combinations, debt service requirements, execution of our business strategy, or other purposes.

Any of these factors could materially and adversely affect our business, financial condition, and operating results. In addition, we may incur additional indebtedness, and if we do, the risks related to our business and our ability to service our indebtedness would increase.

A failure to comply with the covenants and other provisions of our Second Amended and Restated Credit Agreement could require the immediate repayment of our outstanding indebtedness. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the credit agreement, seek to refinance all or a portion of the indebtedness, or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us.

The terms of our Second Amended and Restated Credit Agreement could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions.

Our Second Amended and Restated Credit Agreement includes a number of significant financial and operating restrictions. For example, the agreement contains financial covenants that, among other things, require us to maintain a minimum liquidity covenant and a minimum revenue base, each as defined in the agreement, and contains provisions that restrict our ability, subject to specified exceptions, to, among other things:

●	make loans and investments, including acquisitions and transactions with affiliates;

●	create liens or other encumbrances on our assets;

●	dispose of assets;

●	enter into contingent obligations;

●	NYSE compliance;

●	engage in mergers or consolidations; and

●	pay dividends.

We may be unable to comply with these covenants, which could result in a default under the agreement. In addition, these provisions may limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions or business combinations, may be subject to the consent of the lenders, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

Our Credit Facility involves additional risks that may adversely affect our liquidity, results of operations, and financial condition.

Availability under the Second Amended and Restated Credit Agreement is based on the amount of our liquidity, financial performance, and sales results. As a result, our access to credit under the Second Amended and Restated Credit Facility is subject to fluctuations depending on our financial results and projected cash balances as of any valuation date. Our inability to borrow additional amounts under the credit facility may adversely affect our liquidity, results of operations, and financial condition.

Our outstanding indebtedness under the credit facility will, after March 31, 2020, bear interest at variable rates, which subjects us to interest rate risk and could increase the cost of servicing our indebtedness. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability. In the event of a default under our Second Amended and Restated Credit Agreement, the lenders may terminate their commitments to lend additional money under the credit facility and declare all amounts outstanding thereunder to be immediately due and payable. While an event of default is continuing under the Second Amended and Restated Credit Agreement, the lenders thereunder may elect to increase the rates at which interest accrues. Subject to certain exceptions, amounts outstanding under the credit facility are secured by a senior first priority security interest in substantially all existing and after-acquired assets of our company and each borrower. Accordingly, under certain circumstances, the lenders could seek to enforce security interests in our assets securing our indebtedness under the credit facility, including restricting our access to collections on our accounts receivable. Any acceleration of amounts due under our Second Amended and Restated Credit Agreement or the exercise by the lenders thereto of their rights under the security documents, would have a material adverse effect on us.

We may be unable to meet financial or other covenant requirements in our Second Amended and Restated Credit Agreement, and we may be unable to successfully negotiate waivers to cure any covenant violations.

Our Second Amended and Restated Credit Agreement contains representations, warranties, fees, affirmative and negative covenants, including a minimum liquidity covenant and a minimum revenue base covenant, and default provisions. A breach of any of these covenants could result in a default under this agreement. Upon the occurrence of an event of default under the Second Amended and Restated Credit Agreement, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the Second Amended and Restated Credit Agreement, we pledged substantially all of our assets, including our intellectual property, to the lenders. Our failure to comply with the covenants under the Second Amended and Restated Credit Agreement could result in an event of default, the acceleration of our debt and the loss of our assets.

We rely on our subsidiaries for funds necessary to meet our financial obligations.

We conduct substantially all of our activities through our subsidiaries. We depend on those subsidiaries for dividends and other payments to generate the funds necessary to meet our financial obligations, including our outstanding indebtedness. The ability of our subsidiaries to make payments to us may be restricted by, among other things, applicable state corporation or similar statutes and other laws and regulations. The earnings from, or other available assets of, our subsidiaries may be insufficient to enable us to pay the outstanding principal or interest due on our outstanding indebtedness when due.

Risks Related to Our Business

Many competitive products exist and more will be developed. Our operating results have suffered due to intense competition and we may not be able to successfully compete because we are smaller and have fewer financial resources.

The markets for our products are highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. Many of the companies developing or marketing competitive products enjoy several competitive advantages over us, including greater financial and human resources for product development and sales and marketing; greater name recognition; established relationships with surgeons, hospitals and third-party payors; broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and established sales and marketing and distribution networks. Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearances or approvals for competing products more rapidly than us, develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive or acquire technologies and technology licenses complementary to our products or advantageous to our business, which could adversely affect our business and operating results. Not all of our sales and other personnel have non-compete agreements. We also compete with other organizations in recruiting and retaining qualified sales and management personnel. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing or future competitors. Intense competition adversely affected our operating results during 2018. In addition, our industry has been subject to increasing consolidation. Consolidation in our industry not involving our company could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition, and operating results. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products, or our products could become obsolete, and our business and operating results would suffer.

Due to lack of funding, our research and development efforts have suffered during the past few years. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the markets in which we compete. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, declines in our markets, the introduction of new products and technologies, evolving surgical philosophies, and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. It is also important that we carefully manage our introduction of new and enhanced products and technologies. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our revenue. Our new products and technologies also could reduce demand for or render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.

We are highly dependent on the availability of human donors; any disruptions could cause our customers to seek alternative providers or technologies.

We are highly dependent on our ability to obtain donor cadavers as the raw material for many of our biologics products. The availability of acceptable donors is relatively limited, and we compete with many other companies for this limited availability. The availability of donors is also impacted by regulatory changes, general public opinion of the donor process and our reputation for our handling of the donor process. In addition, due to seasonal changes in the mortality rates, some scarce tissues are at times in short supply. Any disruption in the supply of this crucial raw material could have significant consequences for our revenue, operating results and continued operations.

Our inability to attract and retain key personnel could adversely affect our business and results of operations.

Our success is highly dependent upon the services of our executives. However, we have experienced a high level of turnover among our executive team over the past year, including the departure of our interim CEO and our CFO during the first quarter of 2019. Most of the members of our management team have joined the Company in the past year. Currently, our Vice President of Finance, Greg Jensen, is serving as our interim Chief Financial Officer and our principal executive officer as we search for qualified replacements. The loss of Mr. Jensen, or the loss of any of the remaining key members of our management team, such as our Chief Commercial Officer and Chief Operations Officer, could have a material adverse effect on our future operations. We do not currently maintain key-person life insurance policies insuring the life of any member of our management team.

Our future success also depends, in part, upon our ability to retain and motivate key managerial, sales, and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, governmental entities, and other organizations. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives due to extended time required for us to find appropriate replacement personnel, if at all, should the need arise. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.

We are highly dependent on the continued availability of our facilities and would be harmed if they were unavailable for any prolonged period of time.

Any failure in the physical infrastructure of our facilities or services could lead to significant costs and disruptions that could reduce our revenues and harm our business reputation and financial results. We are highly reliant on our Belgrade, Montana facilities. Any natural or man-made event that impacts our ability to utilize these facilities could have a significant impact on our operating results, reputation and ability to continue operations. The regulatory process for approval of facilities is time-consuming and our ability to rebuild facilities would take a considerable amount of time and expense and cause a significant disruption in service to our customers. Further, the FDA or some other regulatory agency could identify deficiencies in future inspections of our facilities or our supplies that could disrupt our business and harm our operating results. This is risk is particularly relevant with respect to the Class 2 recall of our Calix Lumbar Spine Implant System initiated in December 2018.

We may be subject to product liability litigation that could be expensive, and our insurance coverage may not be adequate in a catastrophic situation.

The manufacture and sale of medical devices and biologics expose us to significant risk of product liability claims. We may incur material liabilities relating to product liability claims, including product liability claims arising out of the use of our products. We also could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products. This risk is relevant with respect to our Calix Lumbar Spine Implant System recall initiated in December 2018. Product liability lawsuits and claims, safety alerts and product recalls, regardless of their ultimate outcome, could result in decreased demand for our products, injury to our reputation, significant litigation and other costs, substantial monetary awards to or costly settlements with patients, product recalls, loss of revenue, increased regulatory scrutiny, and the inability to commercialize new products or product candidates, and otherwise have a material adverse effect on our business and reputation and on our ability to attract and retain customers. We currently carry product liability insurance; however, our insurance coverage may not be adequate, and our business could suffer material adverse consequences due to product liability claims.

Litigation may result in financial loss and/or impact our ability to sell our products going forward.

We are subject to certain pending litigation and dispute matters. For example, in December 2018, a complaint was filed by RSB Spine, LLC against us which claims that some of our products, including the Irix-ATM Lumbar Integrated Fusion System and the Irix-CTM Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. The complaint seeks, among other relief, an injunction against future infringement, unspecified damages for infringement, and treble damages for willful infringement. Our pending litigation is discussed in Note 9 to our consolidated financial statements. Although we intend to vigorously defend any existing or future litigation or dispute in which we may be involved, there can be no assurance that we will prevail in these matters. An unfavorable judgment or settlement may result in a financial burden on us. An unfavorable judgment or settlement may also result in restrictions on our ability to sell certain products and therefore may impact future operating results. Moreover, costs, fees, expenses, settlement amounts, judgments or other liabilities associated with such matters may not be covered by our insurance.

We have completed acquisitions and business combinations in the past and may complete them in the future. Acquisitions and business combinations are risky and may harm our business, reputation, financial condition, and operating results.

We have completed acquisitions and business combinations in the past, including the acquisition of X-spine Systems, Inc. in 2015, and may complete them in the future. Our ability to complete acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. Acquisitions and or business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, financial condition, and operating results, including:

●	diversion of management’s attention;

●	disruption to our existing operations and plans;

●	inability to effectively manage our expanded operations;

●	difficulties or delays in integrating and assimilating information and financial systems, operations, manufacturing processes and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;

●	inability to successfully integrate or develop a distribution channel for acquired product lines;

●	potential loss of key employees, customers, distributors, or sales representatives of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and sales representatives;

●	violation of confidentiality and non-compete obligations or agreements by employees of an acquired business;

●	adverse impact on overall profitability if our expanded operations do not achieve the financial results projected in our valuation models;

●	reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs, which could in turn restrict our ability to access additional capital when needed or pursue other important elements of our business strategy;

●	infringement by acquired businesses or other business ventures of intellectual property rights of others;

●	inaccurate assessment of additional post-acquisition investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs;

●	incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges; and

●	write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances.

During the year ended December 31, 2018, we incurred a goodwill impairment of $38.3 million as well as an impairment charge of $9.8 million to tradenames, technology, and customer relationships related to the fixation business that we acquired in connection with our 2015 acquisition of X-spine Systems, Inc.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Also, some acquisitions may require the consent of the lenders under our credit facility. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time.

Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

●	demand for products;

●	the level of competition;

●	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;

●	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;

●	the timing of or failure to obtain regulatory clearances or approvals for products;

●	changes in pricing policies by us and our competitors;

●	changes in the treatment practices of our customers;

●	changes in distributor or independent sales representative relationships and sales force size and composition;

●	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

●	the number and mix of products sold in the quarter and the geographies in which they are sold;

●	the number of selling days;

●	the availability and cost of components and materials;

●	the timing of orders and shipments;

●	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

●	work stoppages or strikes in the healthcare industry;

●	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;

●	changes in accounting standards, policies, estimates, and treatments;

●	restructuring, impairment, and other special charges;

●	costs associated with our pending litigation;

●	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices, and manufacturing variances;

●	income tax fluctuations and changes in tax rules;

●	general economic factors; and

●	increases of interest rates, which can increase the cost of borrowings under our credit facility, and generally affect the level of economic activity.

We believe our quarterly revenue and operating results may vary significantly in the future and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We cannot assure you that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in revenue or earnings from levels expected by industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

A significant portion of our product revenue is made through independent distributors and sales agents who we do not control.

A significant portion of our product revenue is made through distributors and independent sales agents. Because the independent distributor often controls the customer relationships within its territory (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost (and, in certain countries outside the United States, that we could experience delays in amending or transferring our product registrations). Also, because we do not control the field sales agents of a distributor or independent sales agent, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the distributor or sales agent. If we fail to maintain relationships with our key distributors and independent sales representatives or fail to ensure that our distributors and independent sales agent adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations. Changes to or turnover within our independent distributor and independent sales agent organization or transitions to direct selling models also could adversely affect our business if these transitions are not managed effectively. During 2018, we experienced changes to and turnover within our distributor and independent sales organization which had an adverse effect on our business. Further, independent distributors and sales agents of companies we have acquired may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us. A loss of a significant number of our distributors or agents could have a material adverse effect on our business and results of operations.

In addition, our success is partially dependent upon our ability to retain and motivate our distributors, independent sales agencies, and their representatives to sell our products in certain territories. They may not be successful in implementing our marketing plans. Some of our distributors and independent sales agencies do not sell our products exclusively and may offer similar products from other orthopedic companies. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products, or may focus their sales efforts on other products that produce greater commissions for them, which could have an adverse effect on our operations and operating results.

The recent notification of the termination of a consulting agreement effective on March 22, 2019 will likely adversely affect our operating results beginning with the first quarter of 2019.

In December 2018, we received notification of the termination of a consulting agreement with an entity that has close relationships with several of our customers representing approximately 23% of our revenue during the year ended December 31, 2018. As a result of this notification, this agreement will terminate effective March 22, 2019. We anticipate that the termination of this agreement will negatively impact our revenues based on our ability to continue to sell products through our distribution channels to our customers affiliated with this entity.

Worldwide economic instability could adversely affect our net sales, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, affects our business and operating results. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, any economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries and Brexit. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency could adversely affect our sales, financial condition, or operating results.

Although our international business is not substantial, we do operate in some markets outside the United States that are subject to political, economic, and social instability and expose us to additional risks.

Operations in countries outside of the United States accounted for approximately 5% of our total revenue for our year ended December 31, 2018. Our operations outside of the United States are accompanied by certain financial and other risks. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

●	the imposition of additional U.S. and foreign governmental controls or regulations on orthopedic implants and biologic products;

●	withdrawal from or revision to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	the imposition of U.S. or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with that country, company, person, or entity;

●	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	the imposition of restrictions on the activities of foreign agents, representatives, and distributors;

●	scrutiny of foreign tax authorities, which could result in significant fines, penalties, and additional taxes being imposed upon us;

●	difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;

●	a shortage of high-quality international salespeople and distributors;

●	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

●	changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

●	unexpected changes in foreign regulatory requirements;

●	differing local product preferences and product requirements;

●	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologic products;

●	difficulties in protecting, enforcing and defending intellectual property rights;

●	foreign currency exchange controls that might prevent us from repatriating cash;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	transportation delays and interruptions;

●	national and international conflicts, including foreign policy changes, acts of war or terrorist acts;

●	complex data privacy requirements and labor relations laws; and

●	exposure to different legal and political standards.

In addition, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In March 2017, the government of the United Kingdom formally gave notice of its intent to withdraw from the European Union. Serving this notice began a two-year period for the United Kingdom to negotiate terms for its withdrawal from the European Union and future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect our ability to sell our products in certain European Union countries. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. We do not know to what extent these changes will impact our business. Any of these effects of Brexit, and others that we cannot anticipate, could adversely affect our business, operations and financial results. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. At this time, it is not certain what steps, may be taken to facilitate the United Kingdom’s exit from the European Union, which has created significant uncertainty about the future relationship between the United Kingdom and the European Union. This development has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. Given the lack of comparable precedent, it is unclear what implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal could affect, or whether it could have a material adverse effect on, our business, financial condition and operating results.

The costs of complying with the requirements of the EU-wide General Data Protection Regulation and the potential liability associated with failure to do so could materially adversely affect our business and results of operations.

In May 2018, the EU-wide General Data Protection Regulation (“GDPR”) became effective, replacing the current data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties, litigation and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our operating results and financial condition. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business. In addition, we have spent and expect to continue to expend significant time, costs and resources to comply with the GDPR.

We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering of those systems could have a material adverse effect on our business.

We rely extensively on information technology (“IT”) systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and providing data security and other processes necessary to manage our business. In addition, we have grown in part through strategic business combinations and acquisitions. As a result of these transactions, we may face risks due to implementation, modification, or remediation of the IT controls, procedures, and policies at the acquired businesses. We continue to consolidate and integrate the number of systems we operate, and we plan to continue system roll-outs in the future and to otherwise upgrade and expand our IT system capabilities. We may experience difficulties in our business operations, or difficulties in operating our business under these systems, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the implementation or upgrade of new systems or otherwise, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.

In addition, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks and those of our customers, suppliers and third-party service providers, and the confidentiality, availability and integrity of any underlying information and data. We have programs, processes and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. We undertake considerable ongoing improvements to our IT systems in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur, may be challenging. Our IT systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. We also outsource certain elements of our IT systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. There can be no assurance that our protective measures or those of these third parties will prevent or detect security breaches that could have a significant impact on our business, reputation, operating results and financial condition. The failure of these systems to operate or integrate effectively with other internal, customer, supplier or third-party service provider systems and to protect the underlying IT system and data integrity, including from cyber-attacks, intrusions or other breaches or unauthorized access of these systems, or any failure by us to remediate any such attacks or breaches, may also result in damage to our reputation or competitiveness, delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, operating results and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Our inability to maintain effective internal controls could cause investors to lose confidence in our reported financial information.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of combined or acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in light of anticipated changes in accounting standards and in the context of acquisitions of other businesses.

If we fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain adequate internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not identify any significant deficiencies or material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares and our access to capital.

Changes in accounting standards, policies, or assumptions utilized in determining accounting estimates could adversely affect our financial statements, including our operating results and financial condition.

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we must make decisions that impact our results of operations and/or financial condition. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time our consolidated financial statements are prepared. Our critical accounting estimates are described later in this report under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board (“FASB”), Public Company Accounting Oversight Board, and the SEC may amend, expand, and/or eliminate the financial accounting or reporting standards that govern the preparation of our consolidated financial statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards should be applied. For example, recently, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, that amend the accounting standards and related disclosure requirements related to lease accounting. We disclose the impact of accounting pronouncements that have been issued but not yet adopted within our annual and quarterly reports on Form 10-K and Form 10-Q, respectively. However, we do not provide an assessment of proposed accounting pronouncements, as such proposals are subject to change through the exposure process and therefore, we cannot meaningfully assess their effects on our consolidated financial statements. Future changes to accounting standards could modify the accounting policies and procedures that are currently utilized in the preparation of our consolidated financial statements. Such changes may be difficult to predict and implement and could materially, or otherwise, impact how we prepare and report our consolidated financial statements, results of operations, and financial condition.

Our ability to use our net operating loss carry-forwards and other tax attributes to offset future taxable income is limited.

Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), imposes restrictions on the use of a corporation’s net operating losses, as well as other tax attributes including capital loss carryforwards and other losses and credits, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock (including certain “public groups” deemed created for Section 382 purposes) increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We believe that we experienced an ownership change within the meaning of Section 382 upon the conversion of our prior convertible notes in early 2018 that could result in significant limitations under Sections 382 on the use of our net operating losses and other tax attributes. However, Section 382 of the Code is an extremely complex provision with respect to which there are many uncertainties, and we have not requested an opinion of a law firm or accounting firm to confirm our analysis of the ownership change limitations related to the net operating losses generated by the Company. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Section 382 of the Code.

When an “ownership change” occurs, Section 382 imposes an annual limit on the amount of pre-change net operating losses and other tax attributes we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (subject to certain adjustments) multiplied by the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.”

Losses arising in taxable years beginning after December 31, 2017 are limited in the amount of taxable income they can offset but carry forward indefinitely. Net operating losses incurred in taxable years ending on or before December 31, 2017 generally may be carried forward for up to 20 years to offset future taxable income but are subject to the Section 382 limitations for losses incurred prior to an ownership change date. Any Section 382 annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses that may be utilized during a carryforward period. Such pre-ownership change losses in excess of the cap may be lost and could cause a net increase in our United States federal income tax liability in the future, with United States federal income taxes to be paid earlier than they otherwise would be paid if such limitations were not in effect. Further, for financial reporting purposes the amount or value of these deferred tax assets may be reduced as a result of the Section 382 limitation. Such reduction could negatively impact the book value of our common stock and could result in an incremental U.S. income tax expense for the Company.

In addition, the Tax Cuts and Jobs Act limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2017. Net operating losses subject to these limitations may be carried forward indefinitely.

Our ability to deduct interest is limited.

Under the Tax Cuts and Jobs Act, our ability to deduct interest on indebtedness properly allocable to our trade or business (which excludes investment interest) will be limited to an amount equal to the sum of (i) our business interest income during the taxable year and (ii) 30% of our adjusted taxable income for such taxable year. Disallowed interest deductions will be carried forward indefinitely and treated as business interest paid or accrued in the succeeding taxable year. In addition, the interest paid or incurred with respect to our prior convertible notes is not deductible.

Risks Related to Governmental Regulation

Our business is subject to extensive regulation, including requirements for regulatory clearances or approvals prior to commercial distribution of our products. If we fail to maintain regulatory clearances and approvals, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

●	design, development and manufacturing;

●	testing, labeling, packaging, content and language of instructions for use, and storage;

●	clinical trials;

●	product safety;

●	premarket clearance and approval;

●	marketing, sales and distribution (including making product claims);

●	advertising and promotion;

●	product modifications;

●	recordkeeping procedures;

●	reports of corrections, removals, enhancements, recalls and field corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●	complying with the federal law and regulations requiring Unique Device Identifiers (UDI) on devices and their labeling and also requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database (GUDID); and

●	product import and export

Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”), a de novo classification or a Premarket Approval (“PMA”), from the FDA, unless an exemption applies. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

Most of our currently commercialized products have received premarket clearances under Section 510(k) of the FDCA. In the future, the FDA may determine that our products will require the more costly, lengthy and uncertain de novo or PMA processes. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our revenue to decline. Although we do not currently market any devices under PMA and have not gone through the de novo classification for marketing authorization, we cannot assure you that the FDA will not demand that we obtain a PMA or de novo classification prior to marketing or that we will be able to obtain 510(k) clearances with respect to future products.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our products meet the definition of “substantial equivalence” for a 510(k) or meet the standard for the FDA to grant a petition for de novo classification;

●	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

●	the data from our pre-clinical studies (bench and/or animal) and clinical trials may be insufficient to support clearance or approval in general or for specific, commercially desirable indications, where required;

●	the manufacturing process or facilities we use may not meet applicable requirements; and

●	changes in FDA clearance or approval policies or the adoption of new regulations may require additional data.

In addition, even if we do obtain clearance or approval, the FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Any delay in, or failure to receive or maintain, clearances or approvals for our products under development could prevent us from generating revenue from these products or achieving profitability.

We are subject, directly and indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and physician payment transparency laws. Failure to comply with these laws may subject us to substantial penalties.

We are subject to federal and state healthcare laws and regulations pertaining to fraud and abuse, and physician payment transparency, including false claims laws, anti-kickback laws and physician self-referral laws. Many states such as Massachusetts, Connecticut, Nevada and Vermont require different types of compliance such as having a code of conduct, as well as reporting remuneration paid to health care professionals or entities in a position to influence prescribing behavior. Violations of these federal and state laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the United States, exclusion from participation in government healthcare programs. Greater scrutiny of marketing practices in our industry has resulted in numerous government investigations by various government authorities and this industry-wide enforcement activity is expected to continue. If a governmental authority were to determine that we do not comply with these laws and regulations, we and our directors, officers and employees could be subject to criminal and civil penalties, including exclusion from participation in U.S. federal healthcare reimbursement programs.

Many of these healthcare laws inevitably influence company standards of conduct. Other laws tie into these standards as well, such as compliance with the advertising and promotion regulations under the FDCA, the Federal Anti-Kickback Statute, the Federal False Claims Act, the Federal Physician Payments Sunshine Act and other laws. We use many distributors and independent sales representatives in certain territories and thus rely upon their compliance with applicable laws and regulations, such as with the advertising and promotion regulations or similar laws under countries located outside the United States and other applicable federal, state or international laws. These laws include:

●	the Federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the Federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act; this may constrain our marketing practices and those of our independent sales agencies, educational programs, pricing, bundling and rebate policies, grants for physician-initiated trials and continuing medical education, and other remunerative relationships with healthcare providers;

●	federal false claims laws (such as the Federal False Claims Act) which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent; this may impact the reimbursement advice we give to our customers as it cannot be inaccurate and must relate to on-label uses of our products;

●	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

●	the Federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. Effective January 2022, we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives;

●	analogous state and foreign law equivalents of each of the above federal laws, such as the Anti-Kickback Statue and the Federal False Claims Act which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

●	the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information.

Certain of these laws have “safe harbors” which if met will protect certain arrangements from liability. For example, the Anti-Kickback Statute allows for payments that would technically fall under the definition of “remuneration” and be illegal, are allowed because they meet a safe harbor established by the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services. These safe harbors include, for example, the “Discount” safe harbor which allows companies to provide discounts to their customers in many forms (such as rebates, volume discounts, etc.) as long as they meet the requirements of the safe harbor. Certain safe harbors under the Anti-Kickback Statute may also apply to consulting and other arrangements for personal services which may apply to relationships we have with physician consultants. These safe harbors are technical in nature and failure to meet any element of a safe harbor will cause an arrangement to lose safe harbor protection. Therefore, no assurances can be given that any of our arrangements or relationships will meet an otherwise applicable safe harbor.

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

There is also an increasing trend toward more criminal prosecutions and compliance enforcement activities for noncompliance with the HIPAA as well as for data breaches involving protected health information (PHI). In the ordinary course of our business, we may receive PHI. If we are unable to comply with HIPAA or experience a data breach involving PHI, we could be subject to criminal and civil sanctions.

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

In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the National Organ Transplant Act (“NOTA”), a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the United States, with the exception of removal and implantation, and receive payments for all such services. We make payments to certain of our clients and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner which prevents us from receiving payment for services we render, or which prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially and adversely affected.

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

In order to market our products in the Member States of the European Economic Area (“EEA”), our devices are required to comply with the essential requirements of the EU Medical Devices Directives (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended, and Council Directive 90/385/EEC of 20 June 2009 relating to active implantable medical devices, as amended). On April 5, 2017 the EU adopted MDR 2017/745, the new Medical Devices Regulation, replacing the two existing directives, the Medical Devices Directive and the Active Implantable Medical Devices Directive. The new regulation will enter into force after a three-year transition period ending in spring 2020. This means that the market access framework for all member countries of the European single market (28 EU member states including the UK, the members of the EEA – Iceland, Lichtenstein and Norway, and through bilateral treaties Switzerland) will change significantly. The key changes that are expected include stricter control, transparency, and enforcement, the strengthening of post market surveillance requirements, and the possibility that the classification of some of our products will change, requiring more rigorous clinical testing and data.

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

In the EEA we must comply with the EU Medical Device Vigilance System, the purpose of which is to improve the protection of health and safety of patients, users and others by reducing the likelihood of reoccurrence of incidents related to the use of a medical device. Under this system, incidents must be reported to the competent authorities of the Member States of the EEA. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. Incidents are evaluated by the EEA competent authorities to whom they have been reported, and where appropriate, information is disseminated between them in the form of National Competent Authority Reports (“NCARs”). The Medical Device Vigilance System is further intended to facilitate a direct, early and harmonized implementation of Field Safety Corrective Actions (“FSCAs”) across the Member States of the EEA where the device is in use. An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

Further, the advertising and promotion of our products is subject to EEA Member States Medical Device related laws including 2017/745, the new Medical Device Regulation, or the 2006/114/EC concerning misleading and comparative advertising, as amended, or Directive 2005/29/EC on unfair commercial practices, as amended, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Our failure to comply with all these laws and requirements may harm our business and operating results.

We may also be required to perform post market clinical follow up studies to periodically evaluate the safety and performance of previously approved products. The results of these studies may cause us to lose our approvals, to market the product or require us to modify our products to address deficiencies in order to preserve our approvals to market the product. In March 2019, our Notified Body informed us that we are at risk of losing our CE mark on several products for failing to comply with post market clinical follow up requirements. We are working with our Notified Body to remediate this nonconformance. There can be no assurance that we will be able to remediate this matter on a timeline that is satisfactory to the Notified Body. If this risk were to materialize, we may be required to remove the effected products from the EU market countries until remediation is complete.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant changes to a device’s design, materials, chemical composition, energy source, or manufacturing process, or that would constitute a major change in its intended use, may require a new 510(k) clearance, a de novo classification, or possibly a PMA. Modifications to our products that were implemented without obtaining clearance or approval and for which FDA subsequently concludes that clearance or approval was required, may require us to recall or cease marketing the modified devices until clearance or approval is obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. To do that, a manufacturer must determine if a change/modification to labeling of the device is a “major” change to the intended use statement (previously cleared by the FDA) or if a physical change/modification to the device itself “could significantly affect safety or effectiveness.” If the labeling change is major and/or the physical change significantly affects safety and effectiveness, the manufacturer must file for an additional 510(k) clearance, de novo classification, or PMA for those changes before the modified device can be lawfully marketed. If the company concludes in its own self-determination that the changes do not meet either of the thresholds of “major “or “significantly affects,” it may simply document those changes by way of an internal letter-to-file as part of the manufacturer’s quality system recording keeping. However, the FDA can review a manufacturer’s decision and may disagree. The FDA will normally review a decision made by a manufacturer in a letter-to-file during a routine plant inspection, which FDA targets to conduct every two years for high-risk (Class III) device manufacturers and certain low and moderate risk (Class I and II) device manufacturers. In such a review the FDA may determine that a new clearance or approval was required before the device was put into commercial distribution.

We have made modifications to our products in the past that we concluded did not require a new clearance or approval, and we may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance, de novo classification, or PMA approval. The issue of whether a product modification requires clearance or approval, as opposed to a “letter-to-file” documenting the change, is not always clear and companies rely on FDA guidance to assist in making such decisions. Up until recently, companies looked to a 1997 guidance document from FDA regarding when a change to a cleared device required a new 510(k) clearance. FDA and manufacturers were very familiar with this guidance document. The FDA released new guidance, in October 2017, that superseded the 1997 guidance. The new guidance is more burdensome in terms of assessing and documenting whether a new 510(k) should be submitted.

If the FDA requires us to cease marketing and recall a modified device until we obtain a new 510(k) clearance, de novo classification, or PMA, our business, financial condition, operating results and future growth prospects could be materially and adversely affected. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Clinical trials can be long, expensive and ultimately uncertain, which could jeopardize our ability to obtain regulatory approval and market our products or affect our ability to make claims for our products that are necessary or desirable for commercialization.

Clinical trials are generally required to support a de novo or PMA application and are sometimes required for 510(k) clearance. Such trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a nonsignificant risk device, or another exemption applies. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. All clinical trials, including IDE studies and nonsignificant risk device studies, must be conducted under the oversight of an institutional review board (“IRB”) for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent in a form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations, unless an exemption applies. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. In addition, the commencement or completion of any clinical trial may be delayed or halted for numerous reasons, including, but not limited to patients not enrolling in clinical trials at the rate we expect, patients experiencing adverse side effects, third-party contractors failing to perform in accordance with our anticipated schedule or consistent with good clinical practices, negative interim trial   results, or our inability to obtain sufficient quantities of raw materials to produce our products. Clinical trials often take several years to execute. The outcome of any trial is uncertain and may have a significant impact on the success of our current and future products and future profits. Our development costs may increase if we have material delays in clinical trials or if we need to perform more or larger clinical trials than planned. If this occurs, our financial results and the commercial prospects for our products may be harmed. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA approval or clearance to market the product in the United States. Moreover, success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of the later trials will replicate those of earlier or prior trials. It is also possible that subjects enrolled in our clinical trials will experience adverse side effects that are not an anticipated part of the product’s safety profile and, if so, these findings may result in lower market acceptance, which could have a material and adverse effect on our business, results of operations and financial condition.

Our manufacturing operations are required to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices, which is costly and could subject us to enforcement action.

We and certain of our third-party manufacturers and suppliers are required to comply with the FDA’s current Good Manufacturing Practices (“cGMP”) requirements and Quality System Regulations (“QSR”), which cover, among other things, the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United States. The FDA enforces the QSR through periodic announced (routine) and unannounced (“for cause” or directed) inspections of manufacturing facilities. The failure by us or one of our third-party manufacturers or suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, disgorgement of profits, criminal and civil penalties;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for clearance (510(k)), de novo classification, or approval (PMA) of new products or modified products;

●	withdrawing 510(k) clearances, de novo classifications, or PMAs that have already been granted;

●	refusal to grant export certificates for our products; or

●	criminal prosecution.

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

Any product that we market, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. Such oversight will cover, among other things, the product’s design and manufacturing processes, the company’s quality system and compliance with reporting requirements, the company’s compliance with post-approval clinical data requirements, and the company’s promotional activities related to its products.

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in, among other things, changes to labeling, restrictions on such products or manufacturing processes, product corrections, removal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, withdrawal of regulatory clearance or approvals, delays in or refusals of new 510(k)s, de novo or PMA applications, untitled letters, warning letters, refusal to grant export certificates for our products, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in improper promotion of our products.

Our products currently marketed in the United States have been cleared by the FDA’s 510(k) process for use under specific circumstances. Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for a use that has not been cleared or approved by the FDA. We believe that the specific surgical procedures for which our products are marketed fall within the general intended use of the surgical applications that have been cleared by the FDA. However, the FDA could disagree and require us to stop promoting our products for those specific indications/procedures until we obtain FDA clearance or approval for them. Use of a device outside of its cleared or approved indication is known as “off-label” use. We cannot prevent a surgeon from using our products or procedure for off-label use, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional activities, reimbursement advice or training of sales representatives or physicians constitute promotion of an off-label use, the FDA could request that we modify our training or promotional or reimbursement materials or subject us to regulatory or enforcement actions, including, among other things, the issuance of an untitled letter, a warning letter, injunction, seizure, disgorgement of profits, a civil fine and criminal penalties. Other federal, state or foreign governmental authorities also might take action if they consider our promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. For example, the government may take the position that off-label promotion resulted in inappropriate reimbursement for an off-label use in violation of the Federal False Claims Act for which it might impose a civil fine and even pursue criminal action. In those possible events, our reputation could be damaged, and adoption of the products would be impaired. Although we train our sales force not to promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared for use, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.

There may be increased risk of injury if surgeons attempt to use our products off-label. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among surgeons and patients.

There may be increased risk of injury and product liability if surgeons misuse our products or do not follow recommended user and techniques and guidelines. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us. Any of these events could harm our business and operating results.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. Under the FDA’s reporting regulations applicable to human cells and tissue and cellular and tissue-based products (“HCT/Ps”), we are required to report all adverse reactions involving a communicable disease if it is fatal, life threatening, or results in permanent impairment of a body function or permanent damage to body structure. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as mandatory recalls, inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain recalls undertaken to reduce a risk to health be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

In December 2018, we initiated a Class 2 recall of our Calix Lumbar Spine Implant System due to a risk of compromised sterilization of the product. There were no device related adverse events reported for this product and we are working with the FDA on this recall and expect to have it closed out in 2019.

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

Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as 361 HCT/Ps are subject to requirements relating to: registering facilities and listing products with the FDA; screening and testing for tissue donor eligibility; current Good Tissue Practice, or cGTP, when processing, storing, labeling and distributing HCT/Ps, including required labeling information; stringent recordkeeping; and adverse event reporting. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases. A product regulated solely as a 361 HCT/P is not required to undergo premarket clearance (510(k)) or approval (de novo or PMA).

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

An HCT/P is eligible for regulation solely as a 361 HCT/P if it is: (i) minimally manipulated; (ii) intended for homologous use as determined by labeling, advertising or other indications of the manufacturer’s objective intent; (iii) the manufacture does not involve combination with another article, except for water, crystalloids or a sterilizing, preserving, or storage agent (not raising new clinical safety concerns for the HCT/P); and (iv) it does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effector is dependent upon the metabolic activity of living cells for its primary function, it is intended for autologous use or allogeneic use in a first or second degree relative or for reproductive use. If any of these requirements are not met, then the HCT/P is also subject to applicable biologic, device, or drug regulation under the FDCA or the PHSA. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics under the PHSA, or devices or drugs under the FDCA, including premarket licensure, clearance or approval.

Over the course of several years, the FDA issued comprehensive regulations that address manufacturer activities associated with HCT/Ps. The first requires that companies that produce and distribute HCT/Ps register with the FDA. This set of regulations also includes the criteria that must be met in order for the HCT/P to be eligible for marketing solely under Section 361 of the PHSA and the regulations in 21 CFR Part 1271, rather than under the drug or device provisions of the FDCA or the biological product licensing provisions of the PHSA. The second set of regulations provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third rule governs the processing and distribution of the tissues and is often referred to as the “Current Good Tissue Practices” rule. The “Current Good Tissue Practices” rule covers all stages of allograft processing, from procurement of tissue to distribution of final allografts. Together these regulations are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission to.

At the time they came into effect approximately fifteen years ago, these regulations increased regulatory scrutiny within the industry in which we operate and have led to increased enforcement action which affects the conduct of our business. In addition, these regulations can increase the cost of tissue recovery activities. The FDA periodically inspects tissue processors to determine compliance with these requirements. Allegations of violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of 21 CFR Part 1271 that we are required to comply with, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities. If our suppliers fail to comply with applicable requirements, our products and our business could be negatively affected. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

In addition, the FDA could disagree with our conclusion that some of our HCT/Ps meet the criteria for marketing solely under Section 361 of the PHSA, and therefore do not require approval or clearance of a marketing application. For our HCT/Ps that are not combined with another article, the FDA could conclude that the tissue is more than minimally manipulated, that the product is intended for a non-homologous use, or that the product has a systemic effect or is dependent on the metabolic activity of living cells for its primary function. If the FDA were to draw these conclusions, it would likely require the submission and approval or clearance of a marketing application in order for us to continue to market the product. Such an action by the FDA could cause negative publicity, decreased or discontinued product sales, and significant expense in obtaining required marketing approval or clearance.

Procurement of certain human organs and tissue for transplantation, including allograft tissue we may use in future products, is subject to federal regulation under National Organ Transplant Act. NOTA prohibits the acquisition, receipt, or other transfer of certain human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human organs. For any future products implicating NOTA’s requirements, we would reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue that they would provide to us. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our services, thereby negatively impacting our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our operating results. Further, in the future, if NOTA is amended or reinterpreted, we may not be able to pass these expenses on to our customers and, as a result, our business could be adversely affected.

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

Allegations like these could cause regulators or other authorities to take investigative or other action or could cause negative publicity for our business and the industry in which we operate.

Our products may be subject to regulation in the European Union (“EU”) as well, should we enter that market. In the European Union regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the European Union, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive and unpredictable. Some of our products may be subject to EU member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. Some EU member states have their own tissue banking regulations.

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

Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.

Political, economic and regulatory influences are subjecting the healthcare industry, including the medical device industry, in the United States to fundamental change. The ability of hospitals to purchase our products depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from governmental health administration authorities, private health coverage insurers and other organizations. In the United States, healthcare providers who purchase our products generally rely on these third-party payors to pay for all or a portion of the cost of our products as a component of a single bundled payment amount for the procedures in which the products are used. Because there is often no separate third-party payor reimbursement to the provider for our products, the additional cost associated with purchasing our products can impact the provider’s profit margin. If third-party payor reimbursement to providers for procedures involving our products decreases, some of our target customers may be unwilling to purchase our products in favor of purchasing less expensive alternatives. In addition, third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies and amounts, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of or reduction in reimbursement. Further, Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on our products. All of these factors could adversely affect our business.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing and reporting standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a substantial impact on our business and results of operations, including the imposition of substantial fines or other sanctions.

Risks Related to Our Intellectual Property

If we lose any existing or future intellectual property lawsuits, a court could require us to pay significant damages or prevent us from selling our products.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. In December 2018, a complaint was filed by RSB Spine, LLC against us which claims that some of our products, including the Irix-ATM Lumbar Integrated Fusion System and the Irix-CTM Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. The complaint seeks, among other relief, an injunction against future infringement, unspecified damages for infringement, and treble damages for willful infringement. Legal proceedings, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court could require us to pay significant damages to third parties, indemnify third parties from loss, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements, and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not completely protect our rights, for example, competitors may be able to design around some of our intellectual property rights to develop competing but non-infringing technologies. In addition, we cannot be assured that any of our pending patent applications will issue. The U.S. Patent and Trademark Office (or applicable foreign intellectual property office) may deny or require a significant narrowing of the claims in its pending patent applications and the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection or sufficient commercial protection to prevent competitors from utilizing similar but non-infringing technologies. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as U.S. laws or at all. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

In addition, we hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing, and selling these products, which could harm our business. If we, or the other parties from whom we would license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position.

We seek to protect our trade secrets, know-how, and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors, and consultants. We cannot be assured, however, that the agreements will not be breached, adequate remedies for any breach would be available, or our trade secrets, know-how, and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

We may not be able to obtain or protect our proprietary rights relating to our products without resorting to costly and time-consuming litigation.

We may not be able to obtain, maintain and protect certain proprietary rights necessary for the development and commercialization of our products or product candidates. Our commercial success will depend in part on obtaining and maintaining patent protection on our products, successfully asserting these patents against competitors employing infringing technology, and successfully defending these patents against third-party challenges. Even if our patents cover a competing technology, a competitor may not accede to our demands to cease and desist or license our patent rights, which will then require us to pursue costly and time-consuming litigation. Our ability to commercialize our products will also depend in part on the patent positions of third parties, including those of our competitors. The patent positions of medical device and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict with certainty the scope and breadth of patent claims that may be afforded to other companies’ patents. We could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate suits to protect our patent rights. Such suits that we may need to defend extend beyond suits by our competitors and may include patent assertion entities, which acquire and assert patents as a means to generate income, due to the expensive nature of patent litigation. In the ordinary course of litigation, attorney fees are not recoverable.

In addition to the risks involved with patent protection, we also face the risk that our competitors will infringe on our trademarks. Any infringement could lead to a likelihood of confusion and could result in lost sales. Similarly, while we are cautious to avoid infringing the rights of third parties, we cannot control a third party asserting its trademarks against us. There can be no assurance that we will prevail in any claims we make to protect our intellectual property, or in defense of any claims brought against us.

Future protection for our proprietary rights is uncertain which may impact our ability to successfully compete in our industry. The degree of future protection for our proprietary rights is uncertain. We cannot ensure that:

●	we were the first to make the inventions covered by each of our patent applications;

●	we were the first to file patent applications for these inventions;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

●	any of our pending patent applications will result in issued patents;

●	any of our issued patents or those of our licensors will be valid and enforceable;

●	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

●	any of our patent or other intellectual property rights in the U.S. and the technologies embodied therein will provide or be subject to similar or any protection in foreign markets;

●	we will develop additional proprietary technologies that are patentable;

●	the patents of others will not have a material adverse effect on our business rights; or

●	the measures we rely on to protect the intellectual property underlying our products will be adequate to prevent third parties from using our technology, all of which could harm our ability to compete in the market.

Risks Related to Our Common Stock

Shares of our common stock are equity securities and are subordinate to our outstanding indebtedness, which is significant.

Shares of our common stock are common equity interests. This means that our common stock will rank junior to any outstanding shares of our preferred stock that we may issue in the future or to the indebtedness under our Second Amended and Restated Credit Agreement and any future indebtedness we may incur and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of our board of directors, and (ii) as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets. We have never paid a dividend on our common stock and have no current intention to pay dividends in the future. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to stockholders generally.

Funds affiliated with OrbiMed own, in the aggregate, approximately 70% of our outstanding common stock, and beneficially own, with their warrants, approximately 75%, and hold all of our outstanding indebtedness and therefore can exert significant influence or control over our corporate matters.

Funds affiliated with OrbiMed Advisors LLC, OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), own approximately 70% of our outstanding common stock and beneficially own, with their warrants, approximately 75% of our outstanding common stock. Pursuant to an Investor Rights Agreement, dated as of February 14, 2018 (“Investor Rights Agreement”), by and among the Company and certain stockholders, including without limitation, Royalty Opportunities and ROS, for so long as the Ownership Threshold (as defined in the Investor Rights Agreement) is met, these funds are entitled to nominate such individuals to the Board of Directors constituting a majority of the directors. Michael Eggenberg, Matthew Rizzo and Jeffrey Peters are currently the three director representatives per the terms of the Investor Rights Agreement. In addition, Royalty Opportunities and ROS are the lenders under our Second Amended and Restated Credit Agreement and hold all of our outstanding indebtedness thereunder and hold warrants to purchase in the aggregate an additional 2,407,309 shares of our common stock. Because of their significant share ownership and control, OrbiMed has the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price.

We are a “controlled company” within the meaning of the NYSE American rules and rely on exemptions from various corporate governance requirements.

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by OrbiMed Advisors LLC. As a “controlled company,” we are exempt from certain NYSE American rules requiring our board of directors to have a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. We rely on NYSE American’s controlled company exemptions and do not have a majority of independent directors on the Board, an independent nomination and governance committee or an independent compensation committee. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American rules.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in the delisting of our common stock.

Our common stock is listed on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE America, in its opinion, inadvisable.

As part of these continued listing requirements, we must maintain stockholders’ equity of $6.0 million or more since we have reported losses from continuing operations and/or net losses in our five most recent fiscal years under Section 1003(a)(iii) of the NYSE American Company Guide. Our audited consolidated financial statements for the year ended December 31, 2018 reflect stockholders’ deficit of $43.8 million. According to Section 1003(a) of the Company Guide, the NYSE American will normally consider providing an exemption for entities not in compliance with Section 1003(a)(iii) of the Company Guide if the entity is in compliance with the following standards: (1) total value of market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. No assurance can be provided, however, that the Company will be able to meet this exemption.

If we fail to meet these continued listing requirements, we may receive a deficiency notice by the NYSE American that we are not in compliance with the requirements set forth in the NYSE American Company Guide. In response to this notice, we would likely submit to the NYSE American a plan to regain compliance with the requirements. If NYSE Regulation does not approve our plan or if we are unable to regain compliance by the end of the cure period which we expect to receive or if the NYSE American determines that we are not making progress consistent with the plan during the plan period, the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

The market price of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment to sudden decreases.

The market price for securities of medical device and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The trading volume and prices of our common stock have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2018, the sale price of our common stock ranged from $1.61 to $11.50 per share, after giving effect to the one-for-12 reverse stock split effected on February 13, 2018. Such volatility may be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock. Factors that may have a significant impact on the market price and marketability of our common stock include:

●	the terms of any potential future debt restructuring or reorganization;

●	our ability to make interest payments under our Second Amended and Restated Credit Agreement;

●	our observance of covenants under our Second Amended and Restated Credit Agreement;

●	announcements of technological innovations or new commercial products by us or our present or potential competitors;

●	developments or disputes concerning patent or other proprietary rights;

●	developments in our relationships with employees, suppliers, distributors, sales representatives and customers;

●	acquisitions or divestitures;

●	litigation and government proceedings;

●	adverse legislation, including changes in governmental regulation;

●	third-party reimbursement policies;

●	additions or departures of key personnel;

●	sales of our equity securities by our significant stockholders or management or sales of additional equity securities by our company;

●	changes in securities analysts’ recommendations;

●	short selling;

●	changes in health care policies and practices;

●	the delisting of our common stock or halting or suspension of trading in our common stock by the NYSE American;

●	economic and other external factors; and

●	general market conditions.

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

We may issue additional common stock resulting in stock ownership dilution.

Future dilution may occur due to additional future equity issuances and/or equity financing events by us, including any potential future restructuring of our outstanding indebtedness. In addition, we may raise additional capital through the sale of equity or convertible debt securities which would further dilute the ownership interests of our stockholders. In addition, if outstanding options or warrants or are exercised or otherwise converted into shares of our common stock, our stockholders will experience additional dilution.

The sale or availability for sale of substantial amounts of our securities could adversely affect their market price.

Sales of substantial amounts of our common stock or a preferred stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stocks and could materially impair our ability to raise capital through equity offerings in the future. We cannot predict what effect, if any, market sales of securities beneficially owned by OrbiMed or any other stockholder or the availability of these securities for future sale will have on the market price of our common stock.

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

Our Amended and Restated Certificate of Incorporation provides for the authorization to issue up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals, which might further delay a change of control.

We have never paid dividends and do not expect to do so in the foreseeable future.

We have not declared or paid any cash dividends on our common stock. The payment of dividends in the future will be dependent on our earnings and financial condition and on such other factors as our Board of Directors considers appropriate. Unless and until we pay dividends, stockholders may not receive a return on their shares. There is no present intention by our Board of Directors to pay dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Second Amended and Restated Credit Agreement preclude us from paying dividends. As a result, appreciation, if any, in the market price of our common stock will be your sole source of gain for the foreseeable future.

Item 1B.	Unresolved Staff Comments

This Item 1B is inapplicable to Xtant as a smaller reporting company.

Item 2.	Properties

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

We also lease approximately 21,000 square feet in a building located at 732 Cruiser Lane, Belgrade, Montana 59714, where one Class 1,000 (ISO 6) clean room is located.

We lease office space of approximately 225 square feet located at 9990 Coconut Road, Bonita Springs, FL 34135.

We lease office space of approximately 1,800 square feet located at 6363 Poplar Avenue, Suite 400, Memphis TN 38119 We plan to allow this lease to expire on August 1, 2019.

We lease office space of approximately 3,000 square feet located at 363 Centennial Parkway, Suite 220, Louisville, Colorado 80027. The Company intends to assign this lease to a third party.

We also lease a facility at 452 Alexandersville Road, Miamisburg, Ohio 45342. The leased property contains approximately 31,600 square feet. The Company’s offices and operations at this facility were transferred to the Company’s facilities in Belgrade, Montana in the fourth quarter of 2017. The facilities are leased under a three-year lease which runs through November 2019. As of February 28, 2019, we terminated our Miamisburg, OH lease, which was set to expire December 1, 2019.

Item 3.	Legal Proceedings

On December 13, 2018, a complaint was filed by RSB Spine, LLC against Xtant Medical Holdings, Inc. which claims that some of our products, including the Irix-ATM Lumbar Integrated Fusion System and the Irix-CTM Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. The complaint seeks an adjudication of infringement, an injunction against future infringement, unspecified damages for infringement, a finding that such infringement is willful, and treble damages for such willful infringement. This action was brought in the United States District Court for the District of Delaware. We intend to vigorously defend the claims in this action. Because this matter is in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties. Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions. Axis seeks relief in the form of damages in an amount in excess of $1.0 million. On March 6, 2019, the Court granted Xtant’s motion for summary judgment on Axis’s claims for breach of contract, and breach of the covenant of good faith and fair dealing but denied Xtant’s motion for summary judgment on Axis’s unjust enrichment claim. Xtant is evaluating its alternatives in light of the court order. Because this matter is in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In October 2016, Phoenix Surgical, Inc., a former distributor sued Xtant for its alleged participation in a scheme orchestrated by a former Phoenix Surgical sales representative to divert sales away from Phoenix Surgical to another entity. The other entity diverted approximately $285,000 in sales (or approximately $205,000 in gross profit) that would otherwise have gone to Phoenix Surgical. Phoenix Surgical alleges that Xtant and one of its former employees participated in this diversion of sales and that Xtant is liable to Phoenix Surgical for its loss, with treble damages for violation of a Connecticut statute. Xtant claims that the other entity was a legitimate distributor, its former employee acted on his own and Xtant had no way of knowing the other parties were diverting sales. Phoenix initially sued Xtant in Connecticut and in federal bankruptcy court because some other individuals involved have filed bankruptcy. Xtant was dismissed from those actions, and the dispute is now subject to arbitration in Colorado. The arbitration is scheduled for July 2019.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the ticker symbol “XTNT.”

Holders of Record

As of March 29, 2019, we had 174 holders of record.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future. In addition, our Second Amended and Restated Credit Agreement precludes us from paying dividends.

Recent Sales of Unregistered Securities

On March 29, 2019, we entered into the Second Amended and Restated Credit Agreement with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (collectively, the “Investors”), as described in Item 9B below. As a condition to the effectiveness of the Second Amended and Restated Credit Agreement, on April 1, 2019, the Company will issue warrants to purchase an aggregate of 1.2 million shares of our Common Stock to the Investors, with an exercise price of $0.01 per share and an expiration date of April 1, 2029 (collectively, the “2019 Warrants”). The issuance of the 2019 Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. The issuance of any shares of our Common Stock in connection with the exercise of the 2019 Warrants is also expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.	Selected Financial Data

This Item 6 is inapplicable to Xtant as a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Cautionary Statement Regarding Forward-Looking Statements” and under the heading “Part I. Item 1A. Risk Factors.”

Executive Summary

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

During the first quarter of 2018, we effected a significant restructuring pursuant to which we converted an aggregate of $71.9 million of aggregate principal amount of debt into equity by issuing an aggregate of 10,590,954 shares of our common stock, in cancellation thereof; issued an additional 945,819 shares of our common stock in a private placement for an aggregate purchase price of $6.8 million, completed a 1-for-12 reverse split of our common stock after the close of business on February 13, 2018, and replaced our entire Board of Directors. We completed this restructuring during the second quarter of 2018 with a common stock stockholder rights offering, which expired on June 18, 2018 and resulted in the issuance of an additional 129 shares of common stock. Upon completion of this restructuring and as of December 31, 2018, two funds affiliated with OrbiMed, which held a significant portion of our converted indebtedness and continue to hold all of our currently outstanding debt, own approximately 70% of our outstanding common stock. Because of this significant ownership, we are a “controlled company” within the meaning of the NYSE American corporate governance standards.

During 2018, we experienced reduced revenues due primarily to company-initiated discontinued distributor arrangements and challenges in channel management, the highly competitive fixation distribution network, and no new product introductions over the past two years. We focused on reducing our operating expenses during 2018, which resulted in a 19.3% decrease in general and administrative expenses, a 20.9% decrease in sales and marketing expenses and a 30.5% decrease in research and development expenses compared to 2017. These decreases, however, were offset by a significant non-cash impairment of goodwill charge of $38.3 million and impairment of intangible assets charge of $9.8 million during the fourth quarter of 2018 relating primarily to assets acquired in connection with our 2015 X-spine acquisition.

As of December 31, 2018, our cash and cash equivalents were $6.8 million.

On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement with our lenders (the “Second Amended and Restated Credit Agreement”), which amended and restated our prior Amended and Restated Credit Agreement dated as of July 27, 2015 among the parties thereto, and as subsequently amended through the Twenty-Fifth Amendment to the Amended and Restated Credit Agreement, the “Prior Credit Agreement”).

Under the terms of the Second Amended and Restated Credit Agreement, the Prior Credit Agreement was amended to provide that:

●	X-Spine may request additional term loans with ROS and Royalty Opportunities in the remaining amount available as Additional Delayed Draw Loans, and may make a request for new term loans in an aggregate amount of up to $10,000,000, the amount of each loan draw to be subject to our production of a thirteen-week cash flow forecast that is approved by ROS and Royalty Opportunities and shows a projected cash balance for the following two-week period of less than $1,500,000, as well as the satisfaction (or waiver in writing by each lender) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents;
●	No interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019 until March 31, 2020;
●	Beginning April 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;
●	The maturity date of the Loans is March 31, 2021;
●	The Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and
●	The key person event default provision was revised to refer specifically to Kevin Brandt and Ron Berlin.

Comparison of Years Ended December 31, 2018 and December 31, 2017 (in thousands):

The following table sets forth our results of operations for 2018 and 2017.

	Year Ended December 31,
	2018		2017
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Orthopedic product sales	$71,814	99.5%	$82,513	99.9%
Other revenue	389	0.5%	99	0.1%
Total Revenue	72,203	100.0%	82,612	100.0%

Cost of Sales	28,717	39.8%	32,511	39.4%

Gross Profit	43,486	60.2%	50,101	60.6%

Operating Expenses
General and administrative	12,881	17.0%	15,246	18.5%
Sales and marketing	32,059	44.4%	40,511	49.0%
Research and development	1,702	2.4%	2,441	3.0%
Depreciation and amortization	4,118	5.7%	5,485	6.6%
Impairment of goodwill and intangible assets	48,146	66.7%	17,586	21.3%
Restructuring expenses	2,970	4.1%	4,680	5.7%
Separation related expenses	1,568	2.2%	1,901	2.3%
Non-cash consulting expenses	120	1.0%	85	0.1%
Total Operating Expenses	103,564	143.4%	87,935	106.4%

Loss from Operations	(60,078)	(83.2)%	(37,834)	(45.8)%

Other Income (Expense)
Interest expense	(10,145)	(14.1)%	(14,705)	(17.8)%
Change in warrant derivative liability	121	0.2%	203	0.2%
Other income (expense)	3	0.0%	(75)	(0.0)%

Total Other Income (Expense)	(10,021)	(13.9)%	(14,577)	(17.6)%

Net Loss from Operations Before (Provision) Benefit for Income Taxes	(70,099)	(97.1)%	(52,411)	(63.4)%

Benefit (Provision) for Income Taxes
Current	-	0.0%		0.0%
Deferred	-	0.0%	-	0.0%

Net Loss	$(70,099)	(97.1)%	$(52,411)	(63.4)%

Revenue

Total revenue for the year ended December 31, 2018 decreased 12.6% to $72.2 million compared to $82.6 million in the prior year. The decrease of $10.4 million is primarily due to company-initiated discontinued distributor arrangements and challenges in channel management the highly competitive fixation distribution network, and no new product introductions over the past two years.

Cost of Sales

Costs of sales consist primarily of manufacturing and product purchase costs and depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales decreased by 11.7%, or $3.8 million, to $28.7 million for the year ended December 31, 2018 from $32.5 million for the year ended December 31, 2017. This was primarily due to manufacturing cost savings achieved during 2018 as a result of the consolidation of facilities following the closure of our Dayton, Ohio operations in early 2018 and cost reduction initiatives to fully integrate hardware and biologics operations at the beginning of 2018. Cost of sales as a percent of total revenue was 39.8% of revenue for the year ended December 31, 2018, compared to 39.4% for the prior year. Reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and estimated missing and damaged consigned surgical instruments were $4.6 million in 2018 and $4.0 million in 2017. The reserve for 2018 was due primarily to the significant decrease in fixation sales and our change in estimate for determining excess and obsolete inventory to include 100% of fixation products with quantity on hand greater than two years of sales. The reserve for 2017 was due, in part, to litigation with a certain distributor.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, research and development expenses, depreciation and amortization, impairment of goodwill and intangible assets, restructuring expenses and compensation costs, including separation related expenses and incentive compensation. Operating expenses increased 17.8%, or $15.6 million, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the $48.1 million impairment of goodwill and intangible assets. Almost all other components of operating expenses decreased during 2018 compared to 2017.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash based and stock-based compensation related costs and corporate expenses for legal, accounting and other professional fees, as well as occupancy costs. General and administrative expenses decreased 15.5%, or $2.4 million, to $12.9 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The reduction in expenses is largely the result of decreased bad debt expense, personnel costs, and legal expenses incurred in 2018 compared to 2017.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses decreased 20.9%, or $8.5 million, to $32.1 million for the year ended December 31, 2018, compared to $40.5 million for of the year ended December 31, 2017. As a percentage of revenue, sales and marketing expenses were 44.4% in 2018 and 49.0% in the prior year. This reduction in sales and marketing expenses as a percent of revenue was primarily the result of changes made to the commission rate structure under certain distribution agreements, lower sales commissions, personnel reductions and a decline of other direct marketing expenses.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new product technologies and processes. Research and development expenses decreased $0.7 million, or 30.3%, to $1.7 million for the year-ended December 31, 2018 from $2.4 million for the year ended December 31, 2017. The decrease is primarily due to the consolidation of the Dayton, Ohio, facility and the corresponding reduction in headcount.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation and amortization of long-lived intangible assets, patents, leasehold improvements and equipment. Depreciation and amortization expense decreased $1.4 million to $4.1 million for the year ended December 31, 2018, from $5.5 million for the year ended December 31, 2017 primarily due to lower new capital investments in 2018.

Impairment of Goodwill and Intangible Assets

The Company recorded an impairment charge in 2018 of $38.3 million to Goodwill based on the analysis performed in comparing the carrying value of assets, including cash, and non-interesting bearing liabilities to the derived enterprise value of the business.

The Company also recorded an impairment charge in 2018 of $9.8 million to Tradenames, Technology and Customer Relationships and in 2017 of $17.6 million related to Technology and Tradenames based on the carrying amount exceeding the future net cash flows expected to be generated by these intangible assets acquired through the X-spine acquisition.

See Note 4 to the consolidated financial statements for more information regarding these charges.

Restructuring expenses

Restructuring expenses decreased $1.7 million to $3.0 million for the year ended December 31, 2018, from $4.7 million for the year-ended December 31, 2017. Restructuring costs were incurred by the Company related to our recapitalization and performance improvement measurements.

Separation Related Expenses

Separation related expenses decreased $0.3 million to $1.6 million for the year ended December 31, 2018, from $1.9 million for the year ended December 31, 2017. Separation related expenses consist severance and related benefit expenses for personnel reductions as part of our restructuring and closure of our Dayton, Ohio facility, as well as severance paid to our former Chief Executive Officer.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock and stock to directors and consultants. Non-cash consulting expense was $0.1 million for the year ended December 31, 2018, remaining consistent to the $0.1 million for the year ended December 31, 2017.

Interest Expense

Interest expense is related to interest incurred on our debt instruments. Interest expense for the year ended December 31, 2018 decreased $4.6 million to $10.1 million as compared to $14.7 million for the year ended December 31, 2017. The decrease in interest expense is due to the 24th and 25th amendments to the Prior Credit Agreement, resulting in lower effective interest rates on outstanding debt.

Change in Warrant Derivative Liability

For the year ended December 31, 2018, we recorded a gain in our non-cash warrant derivative liability of $0.1 million, and a gain in the year ended December 31, 2017 of $0.2 million were primarily driven by a change in the closing price of our common stock at December 31, 2018 and 2017, respectively. The liability is associated with the issuance of warrants as part of our prior convertible debt financing, our 2010 financing and our 2014 equity financing which contains certain provisions requiring the Company to record a change in the fair value of the warrant derivative liability from period to period.

Liquidity and Capital Resources

Working Capital

Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and convertible debt, an equity credit facility, a debt facility, a common stock rights offering and other debt transactions.

The following table highlights several key measures of our working capital performance, and debt levels (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$6,797	$2,856
Accounts receivable, net	9,990	12,714
Inventories, net	17,301	22,423
Total current assets	34,677	39,699
Accounts payable	6,465	9,476
Accrued liabilities	5,150	15,845
Total current liabilities	12,051	25,818
Total working capital	22,626	13,881
Long-term debt, less issuance costs	77,939	137,962

Xtant has reduced its accounts payable from $9.5 million at December 31, 2017, to $6.5 million as of December 31, 2018. Accrued liabilities of $5.2 million at December 31, 2018 decreased from $15.8 million at December 31, 2017 primarily due to the accumulation of accrued interest on long-term debt, the payment of which has been delayed or converted to equity as noted in recent amendments of the Company’s long-term debt agreements.

Total liabilities as of December 31, 2018 include $77.9 million of long-term debt due to the lenders under our credit facility.

Cash Flows

Net cash provided by operating activities for the year ended December 31, 2018 was $1.2 million driven primarily from management of working capital. For the comparable period of 2017, net cash used in operating activities was $0.5 million. The improvement in cash provided by operating activities is the result of our restructuring efforts in 2017 to improve liquidity, convert receivables to cash and reduce payables and accrued liabilities. The amendments to our Prior Credit Agreement during 2018 to allow for the non-payment of then current interest decreased our accrued interest on long-term debt by $5.9 million in the year ended December 31, 2018.

Net cash used in investing activities for the year ended December 31, 2018 was $0.4 million, primarily representing purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2017 was $1.6 million, primarily representing purchases of property and equipment, partially offset by proceeds from the sale of fixed assets.

Net cash provided by financing activities was $3.1 million for the year-ended December 31, 2018 due to $6.8 million in proceeds from a private placement, partially offset by $3.4 million in costs associated therewith and our debt conversion.

Second Amended and Restated Credit Agreement

On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP. (collectively, the “Investors”), which amended and restated the prior Amended and Restated Credit Agreement dated as of July 27, 2015 among the parties thereto, and as subsequently amended through the Twenty-Fifth Amendment to the Amended and Restated Credit Agreement, the “Prior Credit Agreement”).

The Second Amended and Restated Credit Agreement amended the Prior Credit Agreement to provide that X-Spine may request term loans with the Investors in an amount equal to the remaining commitment for additional delayed draw loans, which was approximately $2,200,000 as of the date of the Second Amended and Restated Credit Agreement, and request additional term loans in an aggregate amount of up to $10,000,000, the amount of each loan draw to be subject to our production of a thirteen-week cash flow forecast that is approved by the Investors and which shows a projected cash balance for the following two-week period of less than $1,500,000, as well as the satisfaction (or waiver in writing by each Investor) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents. In addition, the Second Amended and Restated Credit Agreement provides that (i) no interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019 until March 31, 2020; (ii) beginning April 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%; (iii) the maturity date of the Loans is March 31, 2021; (iv) the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and (v) the key person event default provision was revised to refer specifically to Kevin Brandt and Ron Berlin.

Under the terms of the Prior Credit Agreement we were required to comply with a minimum liquidity covenant, a consolidated leverage ratio covenant and a minimum consolidated EBITDA covenant. We were in compliance with all covenants under the Prior Credit Agreement as of December 31, 2018. As of December 31, 2018, we had $55.8 million in borrowings outstanding under the Prior Credit Agreement and $2.2 million in unused availability under the Prior Credit Agreement. As a result of the Second Amended and Restated Credit Agreement, as of March 29, 2019 we added an additional $10 million in unused availability under our Credit Facility.

Cash Requirements

We believe that our December 31, 2018 cash and cash equivalents of $6.8 million, together with the subsequent availability of $10.0 million under our new Second Amended and Restated Credit Agreement, will be sufficient to meet our anticipated cash requirements through the end of March 2020. However, we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

Critical Accounting Estimates

All of our significant accounting policies and estimates are described in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations.

We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in our financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with the Audit Committee of the Board of Directors and with our independent auditors. The judgments about those financial estimates are based on information available as of the date of our financial statements. Those financial estimates include:

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, instead they are tested for impairment annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. We conduct our impairment test on an annual basis and review the analysis assumptions on a quarterly basis. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

We chose December 31 to assess our annual goodwill for any impairment in order to closely align with the timing of our annual planning process. On an annual basis, or more frequently upon the occurrence of certain events, we test for goodwill impairment. In conducting the impairment test, we first assessed qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. If the qualitative step was not passed, we performed a two-step impairment test whereby in the first step, we would compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeded its fair value, we performed the second step of the goodwill impairment test to determine the amount of impairment. The second step, measuring the impairment loss, compared the implied fair value of the goodwill with the carrying value of the goodwill. Any excess of the goodwill carrying value over the implied fair value would be recognized as an impairment loss.

In our evaluation of goodwill, we performed an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired. We considered factors such as, but not limited to, macroeconomic conditions, industry and market considerations, and financial performance, including the planned revenue and earnings of X-spine. The results from the assessment and a Step 1 analysis allowed us to conclude that a further valuation of goodwill was necessary, as indicators of impairment existed as of December 31, 2018. As part of the Step 1 analysis, we updated the discounted cash flow analysis used to determine our initial fair value as of December 31, 2018. Based on the results of the impairment test and analysis, we concluded that the fair value of the Company was less than its carrying amount.

Based on the results of the impairment test and analysis, we concluded that a Step 2 goodwill impairment test was needed to determine the amount of impairment loss, if any. We engaged a third-party specialist to assist in the valuation. We compared the carrying value of the assets, including cash, and non-interest-bearing liabilities to the derived enterprise value of the business. As a result, we recorded a non-cash goodwill impairment charge of $38.3 million during the fourth quarter of 2018. The remaining Goodwill is valued at $3.2 million as of December 31, 2018.

During the fourth quarter of 2018, a few things changed in our business that led us to conclude that a goodwill impairment charge was appropriate. First, in connection with our annual planning process for 2019, we determined that the revenue growth rates for our fixation business likely would not be consistent with the expectations on which our initial 2018 annual plan was built. Second, in connection with our annual planning process for 2019, we abandoned a new sales channel strategy that we had implemented in 2018 to build a direct sales force since we determined that the sales channel strategy was not reaping the benefits that we had originally thought it would. We also determined by the end of 2018 that our assumptions regarding the expansion of our international business were inaccurate and likely would not prove out to be true in the near future in light of our business priorities, international regulatory issues and anticipated funding requirements.

Intangible assets consist of various patents with regards to processes for our products and intangible assets associated with the acquisition of X-spine.

Given the level of impairment initially indicated by the Step 1 analysis, an ASC 360, Property, Plant and Equipment, test was performed on our identified intangible assets. As a result of the analysis, we recorded an impairment charge in 2018 of $9.8 million to Tradenames, Technology and Customer Relationships based on the carrying amount exceeding the future net cash flows expected to be generated by these intangible assets. We also recorded an impairment charge in 2017 of $17.6 million related to Technology and Tradenames.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method and includes materials, labor and overhead. We calculate an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Our estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Our estimates of future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. Increases in the inventory reserves result in a corresponding expense, which is recorded to cost of sales.

Total charges incurred to write down excess and obsolete inventory to net realizable value included in Cost of sales were approximately $4.6 million and $4.0 million for the years ended December 31, 2018 and 2017. During the year ended December 31, 2018, due primarily to the significant decrease in fixation sales, we changed our estimate for determining excess and obsolete inventory to include 100% of fixation products with quantity on hand greater than two years of sales which resulted in our excess and obsolete inventory reserve being much larger than in prior periods.

In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Instruments

We deploy certain surgical instruments through various sales channels for use with purchased implants during surgical procedures. The instruments are classified as non-current assets within property and equipment and depreciated using the straight-line method over a five-year useful life. The net book value of consigned surgical instruments was approximately $4.4 million and $6.6 million at December 31, 2018 and December 31, 2017, respectively. We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to an asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. An impairment charge of $1.6 million was recorded for the year ended December 31, 2017 for instruments on consignment which were determined not to be recoverable. No impairment was recorded for the year ended December 31, 2018.

Accounts Receivable and Allowances

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

Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on our ability to collect a portion or all of our accounts receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to sales and marketing expense in the period that we made such a determination.

Our allowance for doubtful accounts was $2.1 million at December 31, 2018 and 2017.

Valuation of Deferred Tax Assets and Liabilities and Uncertain Tax Positions

We account for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. Management evaluates deferred tax assets on an ongoing basis and provides valuation allowances to reduce net deferred tax assets to the amount that is more likely than not to be realized.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, we have established a valuation allowance equal to the net realizable deferred tax assets. Our valuation allowance balances totaled $29.9 million and $22.6 million at December 31, 2018 and 2017, respectively. The valuation allowance increased by $7.3 million in 2018 and increased by $6.4 million in 2017.

As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. In accordance with ASC 740, Income Taxes, we recognize the tax effects of an income tax position only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. The company has not recorded any uncertain tax positions for the years ended December 31, 2018 and December 31, 2017.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. We do not believe that such an ownership change has occurred in 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into legislation. As a result of the lower enacted corporate tax rate, we have remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded at December 31, 2017 related to the remeasurement of our deferred tax balance was $11.8 million, that was fully offset by a corresponding decrease to the valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”), was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have provisionally determined that there is no tax deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company analyzed certain aspects of the Act further and refined its calculations during 2018. The Company has completed their analysis of the impact of the Tax Act at December 31, 2018 and has incorporated it into the current year provision. The most significant impact as a result of the Act, beginning in tax year 2018, is the limitation placed on the deductibility of interest expense.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including, the level and timing of future revenues and expenditures; development, commercialization and market acceptance of our products; competing technologies and market developments; regulatory requirements and delays; ability to attract and retain key personnel; and pending litigation.

Management’s evaluation of going concern was conducted as part of the multiple discussions with the review by the Board of Directors of our 2019 Annual Operating Plan. The Company and OrbiMed have entered into a Second Amended and Restated Credit Agreement and commitment for up to an additional $10 million in debt capital. Management believes these actions, along with the $16.7 million of cash and accounts receivable on the balance sheet as of December 31, 2018, will enable the Company to continue as a going concern through the end of March 2020.

Although we recently increased availability under our Second Amended and Restated Credit Agreement we still believe we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects. If adequate funds are not otherwise available, we would be required to curtail operations significantly, including reducing our sales and marketing expenses which could negatively impact product sales and we could even be required to cease operations, liquidate our assets and possibly seek bankruptcy protection.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to Xtant as a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The following items are included herein:

59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xtant Medical Holdings, Inc.

Belgrade, Montana

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Xtant Medical Holdings, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

April 2, 2018

Denver, Colorado

To the Stockholders and Board of Directors of Xtant Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xtant Medical Holdings, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2011.

Denver, Colorado

April 1, 2019

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2018	2017
Revenue
Orthopedic product sales	$71,814	$82,513
Other revenue	389	99
Total Revenue	72,203	82,612

Cost of Sales	28,717	32,511

Gross Profit	43,486	50,101

Operating Expenses
General and administrative	12,881	15,246
Sales and marketing	32,059	40,511
Research and development	1,702	2,441
Depreciation and amortization	4,118	5,485
Impairment of goodwill and intangible assets	48,146	17,586
Restructuring expenses	2,970	4,680
Separation related expenses	1,568	1,901
Non-cash consulting expense	120	85
Total Operating Expenses	103,564	87,935

Loss from Operations	(60,078)	(37,834)

Other Income (Expense)
Interest expense	(10,145)	(14,705)
Change in warrant derivative liability	121	203
Other income (expense)	3	(75)

Total Other Expense	(10,021)	(14,577)

Net Loss from Operations Before Provision for Income Taxes	(70,099)	(52,411)

Provision for Income Taxes
Current and Deferred	-	-

Net Loss	$(70,099)	$(52,411)

Net loss per share:
Basic	$(5.97)	$(34.76)
Dilutive	$(5.97)	$(34.76)

Shares used in the computation:
Basic	11,740,550	1,507,769
Dilutive	11,740,550	1,507,769

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	As of	As of
	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$6,797	$2,856
Trade accounts receivable, net of allowance for doubtful accounts of $2,140 and $2,135, respectively	9,990	12,714
Inventories, net	17,301	22,423
Prepaid and other current assets	589	1,706
Total current assets	34,677	39,699

Property and equipment, net	7,174	9,913
Goodwill	3,205	41,535
Intangible assets, net	573	13,826
Other assets	793	732

Total Assets	$46,422	$105,705

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,465	$9,316
Accounts payable - related party	-	160
Accrued liabilities	5,150	15,845
Warrant derivative liability	10	131
Current portion of capital lease obligations	426	366
Total current liabilities	12,051	25,818

Long-term Liabilities:
Capital lease obligation, less current portion	204	624
Long-term convertible debt, less issuance costs	-	70,853
Long-term debt, less issuance costs	77,939	67,109
Total Liabilities	90,194	164,404

Commitments and Contingencies (note 9)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.000001 par value; 50,000,000 shares authorized; 13,172,179 shares issued and outstanding as of December 31, 2018 and 1,514,899 shares issued and outstanding as of December 31, 2017	-	-
Additional paid-in capital	171,273	86,247
Accumulated deficit	(215,045)	(144,946)
Total Stockholders’ Equity (Deficit)	(43,772)	(58,699)

Total Liabilities & Stockholders’ Equity (Deficit)	$46,422	$105,705

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Paid-In-Capital	Deficit	Equity (deficit)

Balance at December 31, 2016	1,437,442	$-	$85,461	$(92,535)	$(7,074)

Stock-based compensation			127		127
Issuance of restricted stock	7,183		179		179
Issuance of common stock	70,274		480		480
Net loss				(52,411)	(52,411)
Balance at December 31, 2017	1,514,899	$-	$86,247	$(144,946)	$(58,699)

Stock-based compensation			814		814
Issuance of common stock	11,657,280	-	79,098		79,098
Issuance of warrants (note 6)			5,114		5,114
Net loss				(70,099)	(70,099)
Balance at December 31, 2018	13,172,179	$-	$171,273	$(215,045)	$(43,772)

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(70,099)	$(52,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,590	8,409
Loss on goodwill and intangible impairment and disposal of fixed assets	48,249	21,242
Non-cash interest	9,848	14,685
Loss on sale of fixed assets	-	10
Non-cash consulting expense/stock option expense	694	212
Provision for losses on accounts receivable and inventory	5,120	4,213
Change in warrant derivative liability	(121)	(203)

Changes in operating assets and liabilities:
Trade accounts receivable	2,536	4,747
Inventories	40	2,122
Prepaid and other assets	1,055	(460)
Accounts payable	(3,011)	(1,637)
Accrued liabilities	311	(1,472)
Net cash provided by (used in) operating activities	1,212	(543)

Investing activities:
Purchases of property and equipment and intangible assets	(624)	(1,641)
Proceeds from sale of fixed assets	257	33
Net cash used in investing activities	(367)	(1,608)

Financing activities:
Proceeds from long-term and convertible debt, net of deferred and financing costs	-	12,787
Payments on capital leases	(359)	(88)
Net payments on the revolving line of credit	-	(10,448)
Costs associated with conversion of debt and private placement	(3,356)	-
Proceeds from equity private placement	6,810	-
Net proceeds from issuance of stock and warrants	1	178
Net cash provided by financing activities	3,096	2,429

Net change in cash and cash equivalents	3,941	278

Cash and cash equivalents at beginning of year	2,856	2,578
Cash and cash equivalents at end of year	$6,797	$2,856

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

At December 31, 2018, the Company had cash on hand balances of $6.8 million, and accumulated deficit of $215 million and has incurred significant losses in the current and prior periods.

Management’s evaluation of going concern was conducted as part of the multiple discussions with the Xtant Board of Directors’ review of the Annual Operating Plan. The Company and OrbiMed have entered into a Second Amended and Restated Credit Agreement and commitment for up to an additional $10 million in debt capital. Management believes these actions along with the $16.7 million of cash and accounts receivable on the balance sheet as of December 31, 2018 will enable the Company to continue as a going concern through the end of March 2020.

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

On February 14, 2018, after giving effect to the Reverse Stock Split (described below), $70.3 million aggregate principal amount of our then outstanding 6.00% convertible senior unsecured notes due 2021 held by the Holders (the “Remaining Notes”), plus accrued and unpaid interest, were exchanged for newly-issued shares of our common stock at an exchange rate of 138.8889 shares per $1,000 principal amount of the Remaining Notes, for an exchange price of $7.20 per share (the “Notes Exchange”). This resulted in the issuance of 10,401,309 shares of our common stock to the Holders and the Investors acquiring an approximately 70% controlling interest in our outstanding shares of common stock. Upon the completion of the Notes Exchange, all outstanding obligations under our convertible senior secured notes were satisfied in full and the Indentures governing such notes were discharged.

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

Concentrations and Credit Risk

The Company’s accounts receivables are from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable in the fiscal years 2018 or 2017. The Company provides for uncollectible amounts when specific credit issues arise. Management believes that all significant credit risks have been identified at December 31, 2018.

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

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets include trademarks and patents and include costs to acquire and protect Company patents. Intangible assets are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, instead they are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. The Company conducts its impairment test on an annual basis and will review the analysis assumptions on a quarterly basis. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

Revenue Recognition

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2014-09, Topic 606, Revenue from Contracts with Customers, effective January 1, 2018. This new accounting standard outlines a single comprehensive model used in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry specific guidance from GAAP. The core principle of the new accounting standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

Adoption Impact

Given that our revenue recognition has remained generally the same as in prior years, the Company has elected the modified retrospective method of adoption. On January 1, 2018, we analyzed contracts that were not completed as of adoption date. The cumulative effect of initially applying ASC 606 would have been an adjustment to decrease the opening balance of retained earnings by $24 thousand as of January 1, 2018. Due to the amount being de minimis, no adjustment was recorded. In addition, the Company determined that there is a de minimis difference in 2018 revenues under ASC 606 versus the previous guidance.

Disaggregation of Revenue

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns. No rebates, group purchasing organization fees or other customer allowances are present, and so are not relevant to net revenue determination. The following table presents revenues from these product lines for the year ended December 31, 2018:

	Year-Ended	Percentage of
	December 31, 2018	Total Revenue
Orthobiologics	$48,984	68%
Spinal implant	22,830	31%
Other revenue	389	1%
Total revenue	$72,203	100%

In the United States, we generate most of our revenue from independent commissioned sales agents. We consign our orthobiologics products to hospitals and consign or loan our spinal implant sets to the independent sales agents. The spinal implant sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. Consigned sets are managed by the sales agent to service hospitals that are high volume users for multiple procedures. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries. Loaned sets are returned to the Company’s distribution center, replenished, and made available to sales agents for the next surgical procedure.

For each surgical procedure, the sales agent reports use of the product by the hospital and, as soon as practicable thereafter, ensures that the hospital provides a purchase order to the Company. Upon receipt of the hospital purchase order, the Company invoices the hospital and revenue is recognized.

Additionally, the Company sells product directly to domestic and international stocking resellers and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. We recognize revenue when the products are shipped, and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents us from recognizing revenue in accordance with the delivery terms for these sales transactions.

The following table presents revenues from these sales channels for the year-ended December 31, 2018 (in thousands):

	Year-Ended	Percentage of
	December 31, 2018	Total Revenue
Independent agents	$63,063	87%
Direct sales	8,751	12%
Other revenue	389	1%
Total revenue	$72,203	100%

Performance Obligations

The Company’s contracts do not include a right of acceptance or a right to cancel, therefore our process for recognizing revenue does not require an evaluation of whether acceptance is received or a right to cancel has expired. Further, the Company does not incur upfront costs or exclusivity fees in conjunction with entering into a customer contract. The Company’s customer contracts do not provide for percentage of completion performance measures or contingent consideration.

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

Contract Assets and Liabilities

The Company does not have deferred or unearned revenue arrangements with its customers that would give rise to contract liabilities. The Company recognizes sales commissions as incurred because the amortization period is less than one year. Additionally, the Company does not recognize unbilled receivables or progress payments to be billed that would result in a contract asset. All pricing and agreements are completed based on the contracted individual unit price; no other methods of determining price are allowed within the Company’s sales agreements. Therefore, no contract assets or contract liabilities are recorded in our consolidated balance sheets as of December 31, 2018.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new products are expensed as incurred.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2018 and 2017, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive loss per share are not reported as their effects of including 2,207,567 and 587,382 outstanding stock options and warrants for the years ended December 31, 2018 and 2017, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2018 and 2017, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities as of December 31, 2018 and 2017 that are measured at fair value on a recurring basis (in thousands):

Warrant derivative liability

	As of December 31, 2018	As of December 31, 2017
Level 1	-	-
Level 2	-	-
Level 3	$10	$131

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us (See Note 8, “Warrants” below).

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017 (in thousands):

Warrant derivative liability

Balance at January 1, 2017	$334
Gain recognized in earnings	(203)
Balance at January 1, 2018	$131
Gain recognized in earnings	(121)
Balance at December 31, 2018	$10

During the year ended December 31, 2018, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on their balance sheet for all leases with terms beyond 12 months. The new standard also requires enhanced disclosures that will provide more transparency and information to financial statement users about our lease portfolio. The distinction between operating and finance leases will continue to exist under the new standard. Additionally, the recognition and measurement of operating and finance lease expenses and cash flows will not change significantly from current treatment. For finance leases, lessees will continue to recognize interest expense on the lease liability using the effective yield method, while the right-of-use asset will be amortized on a straight-line basis. For operating leases, expense will be recognized on a straight-line basis, consistent with the previous standard.

We will adopt this ASU on January 1, 2019 using the modified retrospective approach and will not restate comparative periods. We are substantially complete with our implementation plan. We plan to elect the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, we will not reassess initial direct costs, lease classification, or whether our contracts contain or are leases. Based on our lease portfolio as of December 31, 2018, we plan to recognize an operating lease liability and related right-of-use asset on our balance sheet of approximately $3.0 million, which represents the present value of our future minimum lease payments related to operating leases. We do not anticipate material changes to our consolidated statement of operations or our consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit losses: Measurement of Credit Losses on Financial Instruments, which amends certain provisions of ASC 326, Financial Instruments-Credit Loss. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718), which amends the current standard. Specifically, the new standard expands the scope of Topic 718 to include share-based payment awards to non-employees. Additionally, the ASU expands and amends the current standard to include and realign consistent with the changes to revenue standard Topic 606. Management expects that the adoption of this new standard will qualitatively impact the Company’s financial reporting. See further information in the Stock-Based Compensation of the management disclosure section below.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

(2)	Inventories

Inventories consist of the following (in thousands):

	December 31, 2018	December 31, 2017

Raw materials	$4,136	$4,277
Work in process	949	1,515
Finished goods	24,618	24,342
Gross inventories	29,703	30,134
Reserve for obsolescence	(12,402)	(7,711)
	$17,301	$22,423

The Company provides implants and biologic inventory on consignment through its various sales channels to logistically place the inventory near the anticipated surgical location. Consigned inventory was approximately $8.8 million and $12.0 million at December 31, 2018 and December 31, 2017, respectively.

(3)	Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31, 2018	December 31, 2017
Equipment	$4,145	$4,471
Computer equipment	481	489
Computer software	570	524
Furniture and fixtures	164	215
Leasehold improvements	3,941	4,030
Vehicles	10	10
Surgical instruments	10,772	11,461
Total cost	20,083	21,201
Less: accumulated depreciation	(12,909)	(11,288)
	$7,174	$9,913

The Company deploys certain surgical instruments through its various sales channels for use with purchased implants during surgical procedures. The instruments are classified as non-current assets within property and equipment and depreciated using the straight-line method over a five-year useful life. The net book value of consigned surgical instruments was approximately $4.4 million and $6.6 million at December 31, 2018 and December 31, 2017, respectively. An impairment charge of $1.6 million was recorded for the year ended December 31, 2017 for instruments on consignment which were determined not to be recoverable. No impairment was recorded for the year ended December 31, 2018.

Depreciation expense related to property and equipment, including property under capital lease, for the years ended 2018 and 2017 was $3.2 million and $3.8 million, respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of December 31, 2018, the Company has recorded $1.6 million gross capital lease assets within Equipment, and $0.9 million of accumulated depreciation.

(4)	Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets on businesses acquired associated with the acquisition of X-spine.

During the fourth quarter of 2018, a few things changed in our business that led us to conclude that a goodwill impairment charge was appropriate. First, in connection with our annual planning process for 2019, we determined that the revenue growth rates for our fixation business likely would not be consistent with the expectations on which our initial 2018 annual plan was built. Second, in connection with our annual planning process for 2019, we curtailed a new sales channel strategy that we had implemented in 2018 to build a direct sales force since we determined that the sales channel strategy was not generating the benefits that we had originally thought it would. We also determined by the end of 2018 that our assumptions regarding the expansion of our international business were inaccurate and likely would not prove out to be true in the near future in light of our business priorities, international regulatory issues and anticipated funding requirements.

In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired. We considered factors such as, but not limited to, macroeconomic conditions, industry and market considerations, and financial performance, including the planned revenue and earnings of X-spine. The results from the assessment and a Step 1 analysis allowed the Company to conclude that a further valuation of goodwill was necessary, as indicators of impairment existed as of December 31, 2018. As part of the Step 1 analysis, we updated the discounted cash flow analysis used to determine the Company’s initial fair value as of December 31, 2018. Based on the results of the impairment test and analysis, we concluded that the fair value of the Company was less than its carrying amount.

Based on the results of the impairment test and analysis, we concluded that a Step 2 goodwill impairment test was needed to determine the amount of impairment loss, if any. We engaged a third-party specialist to assist in the valuation. We compared the carrying value of the assets, including cash, and non-interest-bearing liabilities to the derived enterprise value of the business. As a result, we recorded a non-cash goodwill impairment charge of $38.3 million. The remaining Goodwill is valued at $3.2 million as of December 31, 2018.

Intangible assets consist of various patents with regards to processes for our products and intangible assets associated with the acquisition of X-spine.

Given the level of impairment initially indicated by the Step 1 analysis, an ASC 360, Property, Plant and Equipment, test was performed on the Company’s identified intangible assets. As a result of the analysis, the Company recorded an impairment charge of $9.8 million to its intangible assets.

The following table sets forth information regarding intangible assets (in thousands):

	December 31, 2018	December 31, 2017
Patents	$847	$847
Acquisition related intangibles:
Technology	-	13,789
Customer relationships	-	9,911
Tradename	-	1,867
Non-compete	-	41
Accumulated amortization	(274)	(12,629)
Net carrying value	$573	$13,826

Aggregate amortization expense:	$2,539	$4,629

The following is a summary of estimated future amortization expense for intangible assets as of December 31, 2018 (in thousands):

2019	$56
2020	56
2021	55
2022	54
2023	53
Thereafter	299
Total	$573

The Company recorded the impairment charge in 2018 of $9.8 million to Tradenames, Technology and Customer Relationships and in 2017 of $17.6 million related to Technology and Tradenames based on the carrying amount exceeding the future net cash flows expected to be generated by these intangible assets.

(5)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued interest payable	$-	$10,835
Wages/commissions payable	3,332	2,831
Accrued stock compensation	-	120
Other accrued liabilities	1,818	2,059
Accrued Liabilities	$5,150	$15,845

(6)	Debt

Convertible Note Indenture

During the first quarter of 2018 in connection with our Restructuring, all of the outstanding 6.00% convertible senior unsecured notes due 2021 were converted into shares of our common stock and the Indenture governing such notes was discharged.

Twenty-Second Amendment to the Prior Credit Agreement

Effective January 30, 2018, the Company and Investors entered into the Twenty-Second Amendment to the Amended and Restated Credit Agreement dated July 27, 2015, which amended the Amended and Restated Credit Agreement by and between Bacterin and ROS Acquisition Offshore LP (collectively, the “Prior Credit Agreement” and the facility created under such agreement, the “Credit Facility”). This amendment further deferred the Company’s accrued interest payment date for the fiscal quarters ended on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 until February 28, 2018.

Twenty-Third Amendment to the Prior Credit Agreement

Effective February 14, 2018, the Company and Investors entered into the Twenty-Third Amendment to the Prior Credit Agreement, which further amended the Prior Credit Agreement and terms of the Credit Facility. As of this amendment, the interest payable has been carried forward and as modified, the interest rate options within the Credit Facility are as follows: (a) through December 31, 2018, we will have the option at our sole discretion (i) to pay PIK Interest at LIBOR (as defined in the Credit Facility) plus 12% or (ii) pay cash interest at LIBOR plus 10%; (b) beginning January 1, 2019 through June 30, 2019, we will have the option at our sole discretion to either (i) pay PIK Interest at LIBOR plus 15% or (ii) pay cash interest at LIBOR plus 10%; and (c) beginning July 1, 2019 through the maturity date of the Credit Facility, we will pay cash interest at LIBOR plus 10%. The amendment also reduced the prepayment or repayment fee under the Credit Facility to 1%.

This amendment also modified the financial covenants in the Prior Credit Agreement, including removing the minimum revenue covenant, providing a minimum liquidity covenant, a consolidated leverage ratio covenant, and a minimum consolidated EBITDA covenant, all as defined in the Prior Credit Agreement.

Twenty-Fourth Amendment to the Prior Credit Agreement

On September 17, 2018, the Company and Investors entered into the Twenty-Fourth Amendment to the Prior Credit Agreement (the “24th Amendment”), which further amended the Prior Credit Agreement and terms of the Credit Facility, effective as of April 1, 2018. Under the terms of the 24th Amendment, no interest will be charged on the loans under the Credit Facility (the “Loans”) from April 1, 2018 until June 30, 2018.

Due to the interest rate relief provided by the 24th Amendment, the Company performed an assessment of the changes to the terms of the Credit Facility in accordance ASC 470, Debt. The Credit Facility was modified based on an evaluation of the present value of cash flows for the old and new debt instruments. Given the modification, a new effective interest rate of 13.45% for the modified loan was calculated based on the carrying amount of the debt and the present value of the revised future cash flows. The modified interest rate is effective through the remaining life of the loan.

Twenty-Fifth Amendment to the Prior Credit Agreement

Also, on September 17, 2018, the Company and the Investors entered into the Twenty-Fifth Amendment to the Prior Credit Agreement (the “25th Amendment”), which further amended the Prior Credit Agreement and terms of the Credit Facility, effective as of August 1, 2018. Under the terms of the 25th Amendment:

●	no interest will be charged on the Loans under the Credit Facility from July 1, 2018 until December 31, 2018;

●	the Optional PIK Interest (as such term is defined in the Prior Credit Agreement) was decreased from 15% plus the LIBO Rate (as such term is defined in the Prior Credit Agreement) to 10% plus the LIBO Rate, with a 2.3125% floor;

●	a LIBO Rate floor of 2.3125% was added; and

●	the fee due upon payment, prepayment or repayment of the principal amount of the Loans under the Credit Facility, whether on the maturity date or otherwise, was increased to 2% from 1% of the aggregate principal amount of such payment, prepayment or repayment.

The Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of August 1, 2028 (collectively, the “2018 Warrants”). The issuance of the 2018 Warrants occurred on September 17, 2018 and was a condition to the effectiveness of the 25th Amendment. (See Note 8, “Warrants” below).

Second Amended and Restated Credit Agreement

On March 29, 2019, the Company and the Investors entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated the Prior Credit Agreement, as described under Note 16, “Subsequent Events” below. Under the Second Amended and Restated Credit Agreement, X-Spine may continue to make requests for term loans in amounts equal to the remaining commitment for additional delayed draw loans, which was approximately $2,200,000 as of the date of the Second Amended and Restated Credit Agreement, and may request additional term loans with the Investors in an aggregate amount of up to $10,000,000, with the amount of each loan draw to be subject to our production of a thirteen-week cash flow forecast that is approved by the Investors and which shows a projected cash balance for the following two-week period of less than $1,500,000, as well as the satisfaction (or waiver in writing by each Investor) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents. In addition, the Second Amended and Restated Credit Agreement amended the Prior Credit Agreement to provide that (i) no interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019 until March 31, 2020; (ii) beginning April 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%; (iii) the maturity date of the Loans is March 31, 2021; (iv) the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and (v) the key person event default provision was revised to refer specifically to Kevin Brandt and Ron Berlin.

On April 1, 2019 the Company will issue warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of April 1, 2029 (collectively, the “2019 Warrants”). The issuance of the 2019 Warrants occurred on April 1, 2019 and was a condition to the effectiveness of Second Amended and Restated Credit Agreement (See Note 16, “Subsequent Events” below).

Long-term debt consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Amounts due under the Credit Facility	$55,787	$55,787
PIK interest payable related to the Credit Facility	27,178	11,582
Plus: 2% exit fee on Credit Facility	254	-
6% convertible senior unsecured notes due 2021	-	71,865
Gross long-term debt	83,219	139,234
Less: discount on Credit Facility	(5,114)	-
Less: total debt issuance costs	(166)	(1,272)
Long-term debt, less issuance costs	$77,939	$137,962

All gross long-term debt will mature March 31, 2021 and become payable at that time.

(7)	Stock-Based Compensation

Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan

On August 1, 2018, our stockholders approved the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) at the 2018 annual meeting of stockholders of Xtant. The 2018 Plan became effective immediately upon approval by our stockholders and will expire on July 31, 2028, unless terminated earlier. The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan (the “Prior Plan”) with respect to future grants of equity awards. The Prior Plan will continue to govern equity awards granted under the Prior Plan. The 2018 Plan permits the Board, or a committee thereof, to grant to eligible employees, non-employee directors and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board may select 2018 Plan participants and determine the nature and amount of awards to be granted. Subject to adjustment as provided in the 2018 Plan, the number of shares of our common stock available for issuance under the 2018 Plan is 1,307,747 shares. Under the 2018 Plan, shares of our common stock related to awards granted under the plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of the shares will be available again for grant under the plan.

After the approval and effectiveness of the 2018 Plan, the Board granted various awards thereunder to certain officers and employees, consisting of stock option grants to purchase an aggregate of 650,770 shares of our common stock and restricted stock units covering 40,000 shares. In addition, a restricted stock award for 26,042 shares was granted to one of our non-employee directors.

As of December 31, 2018, of the 1,307,747 shares of common stock available for issuance under the 2018 Plan, 716,812 shares were subject to outstanding awards under the 2018 Plan and 590,935 shares remained available for future issuance. Shares of common stock issued under the 2018 Plan may be newly issued shares or reacquired shares. From time to time, we have granted options to purchase shares of our common stock outside of any stockholder-approved plan to new hires (collectively the “Non-Plan Grants”).

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

Stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2018 and 2017 is based on awards expected to vest and reflects an estimate of awards that will be forfeited. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options to purchase an aggregate of 650,770 shares of common stock were issued during the year ended December 31, 2018; zero options were issued during the year ended December 31, 2017.

Stock option activity, including options granted under the 2018 Plan, the Prior Plan and the Non-Plan Grants, was as follows (in thousands, except number of shares and per share amounts):

	2018			2017
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	67,465	$71.03	$36.85	100,492	$62.52	$33.84
Granted	650,770	4.79	4.15	-	-	-
Cancelled or expired	(221,277)	13.45	7.77	(33,027)	45.13	30.74
Outstanding at December 31	496,958	$9.90	$6.62	67,465	$71.03	$36.85
Exercisable at December 31	66,188	$46.88	$25.92	32,750	$128.39	$62.23

The estimated fair value of stock options granted is done using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Year Ended
	December 31,
	2018	2017
Risk free interest rate	2.97%	-
Dividend Yield	0%	-
Expected term	10.0 years	-
Expected Volatility	89%	-
Expected forfeiture rate	20%	-

The aggregate intrinsic value of options outstanding as of December 31, 2018 was zero because the closing price of the stock at December 31, 2018 was less than the exercise prices of all options issued under the Prior Plan or the 2018 Plan were fully vested and expensed due to the change of control as a result of the Corporate Restructuring, noted above.

Total stock-based compensation expense recognized for employees and directors was $0.7 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, and was recognized as Non-cash compensation expense as discussed below.

During the year ended December 31, 2018, the Board granted an aggregate of 93,750 shares of restricted stock to our non-employee directors of the Company. These awards will vest and become non-forfeitable with respect to one-half of the underlying shares on February 14, 2019 and the remaining half on February 14, 2020. The total grant date fair value of these restricted stock awards amounts to $0.4 million in the aggregate or $4.80 per share and is being recognized ratably over the vesting period. During the year ended December 31, 2018, $0.2 million was expensed as compensation.

On August 15, 2018, the Company issued restricted stock units covering 40,000 shares, with a value of $6.20 per share, to an employee and during the year ended December 31, 2018 recognized $16 thousand of expense associated with this award.

On July 25, 2017, we granted 25,974 shares of restricted stock to certain former non-employee directors of the Company. These awards became fully vested and non-forfeitable on February 13, 2018 as a result of the Restructuring, which constituted a change of control under the Prior Plan. The total expense of these restricted stock awards, which amounted to $0.2 million in the aggregate, or $9.24 per share, was being recognized over the vesting period as Non-cash compensation expense. During the three months ended March 31, 2018, the remaining $0.1 million of expense was recognized as non-cash compensation expense.

Effective October 6, 2016, the Board granted our former Chief Executive Officer, an option to purchase 25,000 shares of common stock at an exercise price of $13.32 per share. This option was granted outside the Prior Plan as an inducement option. As a result of the Restructuring, which constituted a change of control under the option agreement, this option became fully vested on February 13, 2018 and was fully expensed during the three months ended March 31, 2018. On August 15, 2018, the Board granted our former Chief Executive Officer an additional option to purchase 200,000 shares of common stock at an exercise price of $6.20 per share, which was scheduled to vest and become exercisable in four equal annual installments, commencing on August 15, 2019. The option to purchase 200,000 shares of common stock terminated as a result of the termination of his employment and his vested options to purchase 25,000 shares of common stock expired January 10, 2019, which is the 90th day after his termination date.

As of December 31, 2018, 590,935 shares are available under the 2018 Plan, prior to forfeited shares being made available for reissuance.

(8)	Warrants

2018 Warrants

The Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of August 1, 2028. The issuance of the 2018 Warrants occurred on September 17, 2018 and was a condition to the effectiveness of the 25th Amendment. The fair value of these warrants upon issue was determined to be $5.1 million (see Note 6). In accordanc e with ASC 815-40, the 2018 Warrants meet all requirements to be classified as equity awards. The number of shares of Company common stock issuable upon exercise of the 2018 Warrants are subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions.

The following table summarizes our warrant activities for the period ended December 31, 2018:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2017	524,277	$26.76
Expired	(4,360)	135.36
Outstanding at January 1, 2018	519,917	$25.68
Issued	1,200,000	0.01
Expired	(9,308)	88.84
Outstanding at December 31, 2018	1,710,609	$7.33

The estimated fair value was derived using the lattice model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2018	2017
Value of underlying common stock (per share)	$1.61	$6.84
Risk free interest rate	2.48%	2.12%
Expected term	3.6 years	4.6 years
Volatility	92%	92%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the years ended December 31, 2018 and 2017:

	2018	2017
Balance at January 1	93,759	93,759
Derivative warrants issued	-	-
Derivative warrants exercised	-	-
Derivative warrants expired	(6,250)	-
Balance at December 31	87,509	93,759

We utilize a lattice model to determine the fair market value of the warrants accounted for as liabilities. The valuation model accommodates the probability of exercise price adjustment features as outlined in the warrant agreements. We recorded an unrealized gain of $0.1 million resulting from the change in the fair value of the warrant derivative liability for the year ended 2018. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

2019 Warrants

On April 1, 2019, the Company will issue warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of April 1, 2029. The issuance of the 2019 Warrants was a condition to the effectiveness of the Second Amended and Restated Credit Agreement, as described below under Note 16, “Subsequent Events” below. The 2019 Warrants are expected to meet all the requirements to be classified as equity awards in accordance with ASC 815-40. However, our final analysis will be completed in connection with the filing of our March 31, 2019 interim financial statements on Form 10-Q. The number of shares of Company common stock issuable upon exercise of the 2019 Warrants are subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions.

Total outstanding common stock warrants as of April 1, 2019 were 2,910,609, with a weighted average exercise price of $4.31.

(9)	Commitments and Contingencies

Operating Leases

We currently lease six office facilities, having terminated the Miamisburg, OH lease on February 28, 2019. These leases are under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend certain leases to five or ten-year term(s) and we have the right of first refusal on any sale.

Future minimum payments, (including payments related to the February 1, 2019 renewal for 732 Cruiser Lane premises) for the next five years and thereafter as of December 31, 2018, under these operating leases, are as follows (in thousands):

2019	$817
2020	528
2021	507
2022	485
2023	426
Thereafter	662
Total	$3,425

Rent expense was $0.8 million for the years ended December 31, 2018 and 2017, respectively. Rent expense is determined using the straight-line method of the minimum expected rent paid over the term of the agreement. We have no contingent rent agreements.

Capital Leases

Future minimum payments for the next five years and thereafter as of December 31, 2018, under these capital leases, are as follows (in thousands):

2019	$502
2020	217
2021	-
2022	-
2023	-
Thereafter	-
Total minimum lease payments	719
Less amount representing interest	(89)
Present value of obligations under capital leases	630
Less current portion	(426)
Long-term capital lease obligations	$204

Litigation

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties. Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions. Axis seeks relief in the form of damages in an amount in excess of $1.0 million. On March 6, 2019, the Court granted Xtant’s motion for summary judgment on Axis’s claims for breach of contract, and breach of the covenant of good faith and fair dealing, but denied Xtant’s motion for summary judgment on Axis’s unjust enrichment claim. Xtant is evaluating its alternatives in light of the court order. Because this matter is in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

On December 13, 2018, a complaint was filed by RSB Spine, LLC against Xtant Medical Holdings, Inc. which claims that some of our products, including the Irix-ATM Lumbar Integrated Fusion System and the Irix-CTM Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. The complaint seeks an adjudication of infringement, an injunction against future infringement, unspecified damages for infringement, a finding that such infringement is willful, and treble damages for such willful infringement. This action was brought in the United States District Court for the District of Delaware. We intend to vigorously defend the claims in this action. Because this matter is in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In October 2016, Phoenix Surgical, Inc., a former distributor sued Xtant for its alleged participation in a scheme orchestrated by a former Phoenix Surgical sales representative to divert sales away from Phoenix Surgical to another entity. The other entity diverted approximately $285,000 in sales (or approximately $205,000 in gross profit) that would otherwise have gone to Phoenix Surgical. Phoenix Surgical alleges that Xtant and one of its former employees participated in this diversion of sales and that Xtant is liable to Phoenix Surgical for its loss, with treble damages for violation of a Connecticut statute. Xtant claims that the other entity was a legitimate distributor, its former employee acted on his own and Xtant had no way of knowing the other parties were diverting sales. Phoenix initially sued Xtant in Connecticut and in federal bankruptcy court because some other individuals involved have filed bankruptcy. Xtant was dismissed from those actions, and the dispute is now subject to arbitration in Colorado. The arbitration is scheduled for July 2019.

In addition, we are engaged in ordinary routine litigation incidental to our business from time to time, including product liability dispute.

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

The components of income loss before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
United States	$(70,059)	$(52,411)

Total	$(70,059)	$(52,411)

The components of the income tax provision are as follows (in thousands):

Year Ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total Provision for Income Taxes	$-	$-

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 21% to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Statutory Federal tax rate	$(14,712)	$(18,315)
Valuation allowance	7,270	6,390
State income taxes, net of Federal benefit	(1,740)	(2,818)
Goodwill impairment	8,049	-
Change in state income tax rate	396	755
Change in warrant derivative liability	(25)	(71)
Stock compensation adjustment and other reconciling items	349	(190)
Tax Cuts and Jobs Act	-	11,772
Nondeductible interest	247	1,473
Restructuring expenses	117	952
Other	-	-
Nondeductible meals and entertainment expense	49	52

Total Provision for Income Taxes	$-	$-

Deferred tax components are as follows (in thousands):

	At December 31,
	2018	2017
Deferred tax assets:
Accrued liability for vacation	$77	$81
Accrued commissions and bonuses / compensation	332	60
Accrued contingencies	121	68
Amortization	40	-
Bad debt reserve	552	580
Charitable contributions carryforward	7	8
Interest expense	2,173	-
Inventory reserve	3,200	2,075
Net operating loss carryovers	22,996	23,174
Stock option compensation	475	560
Other	24	42
Total deferred tax assets	29,997	26,648

Deferred tax liabilities:
Depreciation	(137)	(704)
Amortization	-	(3,355)
Total deferred tax liabilities	(137)	(4,059)

Valuation allowance	(29,860)	(22,589)

Net deferred tax assets	$-	$-

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $7.3 million in 2018 and increased by $6.4 million in 2017.

At December 31, 2018 and 2017, the Company had total domestic Federal and state net operating loss carryovers of approximately $158.7 million and $164.8 million, respectively. Federal and state net operating loss carryovers both expire at various dates between 2024 and 2038. Federal net operating losses generated in 2018 have an indefinite carryforward and are only available to offset 80% taxable income.

Under the Tax Reform Act of 1986, as amended, the amounts of and benefits from net operating loss carryovers and research and development credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company has not performed an analysis to determine if an ownership change has occurred for 2018 or 2017.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Prior GAAP required an entity to recognize excess tax benefit or deficiency as additional paid-in capital. To simplify the presentation of stock compensation, the amendments in this Update require that the excess tax benefit or deficiency is recognized as expense. For non-public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company adopted the update as of January 1, 2017. Due to a full valuation allowance, there was no qualitative impact to the tax provision upon adoption.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), was signed into legislation. As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded at December 31, 2017 related to the remeasurement of the Company’s deferred tax balance was $11.8 million, that was fully offset by a corresponding decrease to the valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”), was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no tax deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company analyzed certain aspects of the Act further and refined its calculations during 2018. The Company has completed their analysis of the impact of the Tax Act at December 31, 2018 and has incorporated it into the current year provision. The most significant impact as a result of the Act, beginning in tax year 2018, is the limitation placed on the deductibility of interest expense.

The 2015 through 2017 tax years remain open to examination by the Internal Revenue Service and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any material interest or penalties related to income taxes for the years ended December 31, 2018 and 2017.

(11)	Equity

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

(12)	Employee Benefit Plans

The Company combined the previous two 401(k) plans for Bacterin and X-spine in 2017. Under the combined plan, the employee becomes qualified upon starting employment. In 2018, the Company contributed $0.3 million as part of the employer match program. Terms for the plan are as follows:

Discretionary Match:	3%

Contribution Limit:	$18,000 or the statutorily prescribed limit

(13)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Cash paid during the period for:
Interest	$186	$627
Non-cash activities:
Issuance of capital leases	$84	$173
Interest converted into common stock	$556	$480
Conversion of convertible debt to equity	$71,865	$-
Convertible PIK interest	$4,764	$-
Conversion of interest related to the Credit Facility to long-term debt	$7,977	$-
Write-off of convertible debt issuance cost	$1,012	$-
Debt discount on long-term credit facility	$5,114	$-
Net Transfer of inventory to property and equipment	$149	$-
RSU vesting	$120	$-

(14)	Related Party Transactions

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 95% and 97% of revenue were in the United States, respectively, for the years ended December 31, 2018 and 2017. Total revenue by major geographic area is as follows (in thousands):

	Year Ended December 31,
	2018	2017
United States	$68,880	$79,738
Rest of World	3,323	2,874
Total	$72,203	$82,612

(16)	Subsequent Events

On March 29, 2019, Xtant Medical Holdings, Inc., and our subsidiaries, Bacterin International, Inc., Xtant Medical Systems, Inc. and X-spine Systems, Inc., entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP. (collectively, the “Investors”), which amended and restated the prior Amended and Restated Credit Agreement dated as of July 27, 2015 among the parties thereto, and as subsequently amended through the Twenty-Fifth Amendment to the Amended and Restated Credit Agreement, the “Prior Credit Agreement”).

Under the terms of the Second Amended and Restated Credit Agreement, the Prior Credit Agreement was amended to provide that:

●	X-Spine Systems, Inc. may request additional term loans from the Investors in the remaining amount available to be requested as Additional Delayed Draw Loans, which was approximately $2,200,000 as of the date of the Second Amended and Restated Credit Agreement, and may request new additional term loans in an aggregate amount of up to $10,000,000, the making of each such Loan to be subject to the discretion of the Investors and the Company’s production of a thirteen-week cash flow forecast that is approved by the Investors and shows a projected cash balance for the following two-week period of less than $1,500,000, as well as the satisfaction (or waiver in writing by each Investor) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents;
●	No interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019 until March 31, 2020;
●	Beginning April 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;
●	The maturity date of the Loans is March 31, 2021;
●	The Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and
●	The key person event default provision was revised to refer specifically to Kevin Brandt and Ron Berlin.

On April 1, 2019 Xtant will issue warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of April 1, 2029. The issuance of the 2019 Warrants occurred on April 1, 2019 and was a condition to the effectiveness of the Second Amended and Restated Credit Agreement. The 2019 Warrants are expected to meet all the requirements to be classified as equity awards in accordance with ASC 815-40. However, our final analysis will be completed in connection with the filing of our March 31, 2019 interim financial statements on Form 10-Q. The number of shares of Company common stock issuable upon exercise of the 2019 Warrants are subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions.

The issuance of the 2019 Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. The issuance of any shares of Company common stock in connection with the exercise of the 2019 Warrants is also expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

The Investors, which collectively own approximately 70% of the Company’s outstanding common stock, and beneficially own, with their warrants, approximately 75% of the Company’s outstanding common stock, are the sole holders of the Company’s outstanding long-term debt. In addition, as described in more detail in the definitive proxy statement for the Company’s 2018 annual meeting of stockholders filed with the SEC on June 26, 2018, as amended, the Company is a party to an Investor Rights Agreement and Registration Rights Agreement with the Investors in addition to the Second Amended and Restated Credit Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, our chief executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15(f) under the Securities Exchange Act of 1934 as amended. Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework Internal Control - Integrated Framework (2013) as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 29, 2019, Xtant Medical Holdings, Inc., and our subsidiaries, Bacterin International, Inc., Xtant Medical Systems, Inc. and X-spine Systems, Inc., entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP. collectively, the “Investors”), which amended and restated the prior Amended and Restated Credit Agreement dated as of July 27, 2015 among the parties thereto, and as subsequently amended through the Twenty-Fifth Amendment to the Amended and Restated Credit Agreement, the “Prior Credit Agreement”).

Under the terms of the Second Amended and Restated Credit Agreement, the Prior Credit Agreement was amended to provide that:

●	X-Spine Systems, Inc. may make additional term loans with ROS and Royalty Opportunities in an aggregate amount of up to $10,000,000, the amount of each loan draw to be subject to the Company’s production of a thirteen-week cash flow forecast that is approved by ROS and Royalty Opportunities, as well as the satisfaction (or waiver in writing by each lender) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents;

●	No interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019 until March 31, 2020;

●	Beginning April 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;

●	The maturity date of the Loans is March 31, 2021;

●	The Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and

●	The key person event default provision was revised to refer specifically to Kevin Brandt and Ron Berlin.

On April 1, 2019 Xtant will issue warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of April 1, 2029 (collectively, the “2019 Warrants”). The issuance of the 2019 Warrants was a condition to the effectiveness of the Second Amended and Restated Credit Agreement. The number of shares of Company common stock issuable upon exercise of the 2019 Warrants are subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions. The issuance of the 2019 Warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. The issuance of any shares of Company common stock in connection with the exercise of the 2019 Warrants is also expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

The Investors, which collectively own approximately 70% of the Company’s outstanding common stock, and beneficially own, with their warrants, approximately 75% of the Company’s common stock, are the sole holders of the Company’s outstanding long-term debt. In addition, as described in more detail in the definitive proxy statement for the Company’s 2018 annual meeting of stockholders filed with the SEC on June 26, 2018, as amended, the Company is a party to an Investor Rights Agreement and Registration Rights Agreement with the Investors in addition to the Second Amended and Restated Credit Agreement.

The foregoing summary description of the Second Amended and Restated Credit Agreement and 2019 Warrants does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Credit Agreement which is filed as Exhibit 10.47 and the 2019 Warrants which are filed as Exhibit 4.11 and Exhibit 4.12 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to this item will be set forth in the Proxy Statement for the 2019 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Proposal One – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “General Information About the Board of Directors and Corporate Governance” and is incorporated herein by reference or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”). The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information with respect to this item will be set forth in the Proxy Statement under the headings “Executive Compensation” and “General Information About the Board of Directors and Corporate Governance—Director Compensation” and is incorporated herein by reference or the Form 10-K/A. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference or the Form 10-K/A. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be set forth in the Proxy Statement under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “General Information About the Board of Directors and Corporate Governance—Director Independence” and is incorporated herein by reference or the Form 10-K/A. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be set forth in the Proxy Statement under the headings “Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Related Fees” and “Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policy” and is incorporated herein by reference or the Form 10-K/A. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.	Financial statements included in Item 8 of this Annual Report; and

2.	The exhibits listed below.

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 27, 2015 among Bacterin International Holdings, Inc., X-spine Systems, Inc. and the sellers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

3.3	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 21, 2015 (SEC File No. 333-208677) and incorporated by reference herein).

4.1	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2013 (SEC File No. 0-34941) and incorporated by reference herein).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2014 (SEC File No. 0-34941) and incorporated by reference herein).

4.3	Form of Warrant Certificate for Warrants underlying Units (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

4.4	Form of Pre-Funded Warrant (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

4.5	Warrant dated as of September 17, 2018 issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.6	Warrant dated as of September 17, 2018 issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.7	Registration Rights Agreement (for Common Stock underlying the Indenture Notes) dated January 17, 2017 among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

4.8	Registration Rights Agreement (for Common Stock underlying the PIK Notes) dated January 17, 2017 among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

4.9	Registration Rights Agreement (for Common Stock issued upon the exchange of the Notes and pursuant to the Private Placement) dated as of February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Telemetry Securities, L.L.C., Bruce Fund, Inc., Park West Investors Master Fund, Limited, and Park West Partners International, Limited (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.10	Investor Rights Agreement dated February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Park West Partners International, Limited and Park West Investors Master Fund, Limited (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.11*	Warrant dated as of April 1, 2019 issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed herewith).

4.12*	Warrant dated as of April 1, 2019 issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed herewith).

10.1•	Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.2•	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.3•	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.4•	Form of Non-Employee Director Restricted Stock Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.5•	Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

10.6•	Form of Stock Option Agreement under Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (SEC File No. 0-34941) and incorporated by reference herein).

10.7•	Form of Amended and Restated Restricted Stock Agreement under Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

10.8•	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.9•	Employment Agreement effective October 6, 2017 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.10•	Non-Plan Inducement Stock Option Grant effective as of October 6, 2016 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.11•	Amendment No. 1 to Employment Agreement effective as of February 17, 2017 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.12•	Amendment No. 2 to Employment Agreement effective as of May 15, 2018 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.67 to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on May 30, 2018 (SEC Reg. No. 333-224940) and incorporated by reference herein).

10.13•*	Separation Agreement and Release dated November 29, 2018 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed herewith).

10.14•	Interim Executive Employment Agreement dated as of October 12, 2018 between Xtant Medical Holdings, Inc. and Michael Mainelli (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.15•	Stock Option Award Agreement dated as of October 15, 2018 between Xtant Medical Holdings, Inc. and Michael Mainelli (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.16•	Letter Agreement dated as of May 21, 2018 between Xtant Medical Holdings, Inc. and Michael Mainelli (filed as Exhibit 10.68 to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on May 30, 2018 (SEC Reg. No. 333-224940) and incorporated by reference herein).

10.17•	Employment Agreement effective as of August 20, 2018 between Xtant Medical Holdings, Inc. and Kathie J. Lenzen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.18•*	Employment Agreement effective as of July 9, 2018 between Xtant Medical Holdings, Inc. and Kevin D. Brandt (filed herewith).

10.19•	Offer Letter dated February 7, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.20•	Employment Agreement effective as of February 11, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2019 (SEC File No. 0-34941) and incorporated by reference herein.

10.21	Amended and Restated Credit Agreement dated July 27, 2015 between Bacterin International, Inc. and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

10.22	First Amendment to Amended and Restated Credit Agreement dated March 31, 2016 among Bacterin International, Inc. and OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.23	Amendment to Amended and Restated Credit Agreement dated as of April 14, 2016 among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.24	Fourth Amendment to Amended and Restated Credit Agreement dated as of July 29, 2016 among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.25	Sixth Amendment to Amended and Restated Credit Agreement dated as of September 27, 2016 among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.26	Seventh Amendment to Amended and Restated Credit Agreement dated as of December 31, 2016 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.27	Eighth Amendment to Amended and Restated Credit Agreement dated as of January 13, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.28	Ninth Amendment to Amended and Restated Credit Agreement dated as of January 31, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.29	Tenth Amendment to Amended and Restated Credit Agreement dated as of February 14, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.30	Eleventh Amendment to Amended and Restated Credit Agreement dated as of February 28, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.31	Twelfth Amendment and Waiver to Amended and Restated Credit Agreement dated as of March 31, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.32	Thirteenth Amendment to Amended and Restated Credit Agreement dated as of April 30, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.33	Fourteenth Amendment to Amended and Restated Credit Agreement dated as of May 11, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 12, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.34	Fifteenth Amendment to Amended and Restated Credit Agreement dated as of June 30, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.35	Sixteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.36	Seventeenth Amendment and Waiver to Amended and Restated Credit Agreement dated as of August 11, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.37	Eighteenth Amendment to Amended and Restated Credit Agreement dated as of September 29, 2017 by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.38	Nineteenth Amendment to Amended and Restated Credit Agreement dated as of October 31, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.39	Twentieth Amendment and Waiver to Amended and Restated Credit Agreement dated as of November 30, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.40	Twenty-First Amendment to Amended and Restated Credit Agreement dated as of December 28, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.41	Twenty-Second Amendment to Amended and Restated Credit Agreement dated as of January 30, 2018 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.42	Twenty-Third Amendment to Amended and Restated Credit Agreement dated as of February 14, 2018 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.43	Twenty-Fourth Amendment to Amended and Restated Credit Agreement effective as of April 1, 2018 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.44	Twenty-Fifth Amendment to Amended and Restated Credit Agreement effective as of August 1, 2018 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.45	Restructuring and Exchange Agreement dated as of January 11, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.46	Securities Purchase Agreement dated as of February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.47*

Second Amended and Restated Credit Agreement dated March 29, 2019 among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical Systems, Inc., X-spine Systems, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed herewith).

10.48	Distribution Agreement dated January 23, 2014 between X-spine Systems, Inc. and Zimmer Spine, Inc., as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

16.1	Letter from EKS&H LLLP to the SEC dated October 8, 2018 (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on August 25, 2015 (SEC File No. 333-203492 and incorporated by reference herein).

23.1*	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

•	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary

Optional disclosure, not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

By:	/s/ Greg Jensen
Name:	Greg Jensen
Title:	Vice President, Finance and Interim Chief Financial Officer (principal executive, financial and accounting officer and duly authorized person)

Date:	April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2019.

Signature	Title

/s/ Greg Jensen	Vice President, Finance and Interim Chief Financial Officer
Greg Jensen	(principal executive, financial and accounting officer)

/s/ John Bakewell	Director
John Bakewell

/s/ Michael Eggenberg	Director
Michael Eggenberg

/s/ Robert McNamara	Director
Robert McNamara

/s/ Jeffrey Peters	Director
Jeffrey Peters

/s/ Matthew Rizzo	Director
Matthew Rizzo

