Form 10-K/A
period 2018-12-31
Xtant Medical Holdings, Inc.
filed 2019-04-29
CIK 1453593

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

Registrant’s telephone number, including area code: (406) 388-0480

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates as of June 30, 2018 was $21.9 million (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE American). The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of April 25, 2019 was 13,161,762.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

Amendment No. 1

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends the Annual Report on Form 10-K of Xtant Medical Holdings, Inc. (the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”). This Amendment No. 1 is being filed to provide the information required by Items 10 through 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement involving the election of directors if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No. 1 to include Part III information in our Original Filing because we will not file our definitive proxy statement containing this information before that date.

In addition, pursuant to the rules and regulations promulgated by the SEC, we have also included as exhibits currently dated certifications of our principal executive officer and principal financial officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise explicitly stated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in items of our Original Filing other than Items 10 through 14 of Part III and Part IV are true or complete as of any date subsequent to the Original Filing. This Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the date filed of the Original Filing, including any amendments to those filings, as well as our Current Reports on Form 8-K subsequent to the date of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth certain information concerning our current directors and executive officers as of April 25, 2019. We have commenced a search for a new permanent chief executive officer. In the meantime, Greg Jensen, our Vice President, Finance and Interim Chief Financial Officer has assumed the principal executive officer position.

Name	Age	Position	Director/Officer Since
Jeffrey Peters	51	Chairman of the Board and Director	2018
John Bakewell(1)	57	Director	2018
Michael Eggenberg(2)	49	Director	2018
Robert McNamara(1)(2)	62	Director	2018
Matthew Rizzo(2)	46	Director	2018
Ronald G. Berlin	65	Vice President, Chief Operations Officer and General Manager	2019
Kevin D. Brandt	53	Chief Commercial Officer	2018
Greg Jensen	58	Vice President, Finance and Interim Chief Financial Officer	2019

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

There are no family relationships between or among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. The business experience of each director is summarized below.

Jeffrey Peters has served as Chairman of our Board and a member of our Board since February 2018. Mr. Peters was initially elected to the Board in connection with our restructuring in February 2018. Mr. Peters has over 25 years of medical device experience. Mr. Peters is a designee of OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP under the Investor Rights Agreement described later in this report. Since December 2017, Mr. Peters has served as the President and Chief Executive Officer of Cardialen, Inc., a private medical device company developing low-energy therapy for cardiac arrhythmias. Mr. Peters is also a Venture Partner for OrbiMed Advisors LLC, a private equity and venture capital firm, a position he has held since January 2018. Mr. Peters served as Executive Chairman of Neurovasc Technologies, Inc., an interventional neuroradiology ischemic stroke technology company, from December 2015 to May 2017 and served as Chief Executive Officer of Anulex Technologies Inc., a former privately held medical device manufacturer, from April 2011 until May 2016. From 2013 to December 2017, Mr. Peters also served as an independent medical device consultant. From 2001 to 2007, Mr. Peters served in various positions at ev3 Inc., an endovascular company now owned by Medtronic plc, and its predecessor companies, including Chief Technology Officer, Vice President, Research and Development, Cardio Peripheral Division and Vice President, Business Development. Mr. Peters’ financial roles include portfolio manager at Black River Asset Management LLC from 2007 to 2008, an entrepreneur-in-residence at Foundation Medical Partners from 2009 to 2011, and an equity research analyst at Dain Rauscher Wessels from 1997 to 2001. Mr. Peters currently serves as a member of the board of directors of Children’s Minnesota. Mr. Peters received his BS in Mechanical Engineering and MBA from the University of Minnesota. Mr. Peters brings substantial medical device experience, including having served in several executive roles with start-up and emerging medical device companies, and significant financial and operating experience to the Board.

John Bakewell has served as a member of our Board since February 2018. Mr. Bakewell was initially elected to the Board in connection with our restructuring in February 2018. Mr. Bakewell is an independent board member and consultant to the medical technology industry. Mr. Bakewell served as the Chief Financial Officer of Exact Sciences Corporation, a molecular diagnostics company, from January 2016 to November 2016. Mr. Bakewell previously served as the Chief Financial Officer of Lantheus Holdings, Inc., a diagnostic medical imaging company, from June 2014 to December 2015, as the Chief Financial Officer of Interline Brands, Inc., a distributor and direct marketer of broad-line maintenance, repair and operations products, from June 2013 to May 2014, and as the Executive Vice President and Chief Financial Officer of RegionalCare Hospital Partners, an owner and operator of non-urban hospitals, from January 2010 to December 2011. In addition, Mr. Bakewell held the position of Chief Financial Officer with Wright Medical Group, Inc., an orthopaedic company, from 2000 to 2009, with Altra Energy Technologies, Inc. from 1998 to 2000, with Cyberonics, Inc. from 1993 to 1998 and with Zeos International, Ltd. from 1990 to 1993. Mr. Bakewell began his career in the public accounting profession, serving seven years, collectively, with Ernst & Young and KPMG Peat Marwick. Mr. Bakewell previously served on the board of directors of Entellus Medical, Inc., a public ENT-focused medical device company, until its acquisition by Stryker Corp.; ev3 Inc., a public endovascular medical device company, until its acquisition by Covidien plc; Keystone Dental, Inc., a private dental implant medical device company; and Corindus Vascular Robotics, Inc., a public cardiovascular robotics medical technology company. Mr. Bakewell holds a Bachelor of Arts in Accounting from the University of Northern Iowa and is a Certified Public Accountant (current status inactive). Mr. Bakewell’s extensive financial and managerial experience as a chief financial officer of several publicly traded medical technology companies and his background and sophistication in finance and accounting contributes valuable experience to our Board.

Michael Eggenberg has served as a member of our Board since February 2018. Mr. Eggenberg was initially elected to the Board in connection with our restructuring in February 2018. Mr. Eggenberg is a designee of OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP under the Investor Rights Agreement described later in this report. Since December 2016, Mr. Eggenberg has been a Managing Director with OrbiMed Advisors LLC, a private equity and venture capital firm, focusing on healthcare royalty and structured finance investments. From May 2005 to December 2016, Mr. Eggenberg was a Managing Director at Fortress Investment Group LLC, a global investment manager, and focused on Special Opportunities Funds. Mr. Eggenberg previously held positions at CIT Group Inc., Wells Fargo Bank, N.A. and Bank of America, formerly NationsBank. Mr. Eggenberg received his BS in Finance and General Business from Drexel University. Mr. Eggenberg brings valuable experience in the life science industry and finance experience to the Board.

Robert McNamara has served as a member of our Board since February 2018. Mr. McNamara was initially elected to the Board in connection with our restructuring in February 2018. He also serves as chair of the audit committee of Axonics Modulation Technologies (AXNX). From January 2013 to July 2016, Mr. McNamara served as Executive Vice President, and from April 2012 to July 2016, Mr. McNamara served as Chief Financial Officer for LDR Holding Corporation, a publicly held medical device company acquired by Zimmer Biomet Holdings, Inc. In addition, Mr. McNamara has previously served as the Senior Vice President and Chief Financial Officer for publicly traded medical device companies including Accuray, Inc., Somnus Medical Technologies Inc. and Target Therapeutics, Inc., was a member of the board of directors of Northstar Neurosciences Inc. and is the former Mayor of Menlo Park, California. Mr. McNamara holds a Bachelor of Science in Accounting from the University of San Francisco and a Masters of Business Administration in Finance from The Wharton School at the University of Pennsylvania. Mr. McNamara brings valuable finance and accounting experience in the medical device industry to the Board.

Matthew Rizzo has served as a member of our Board since February 2018. Mr. Rizzo was initially elected to the Board in connection with our restructuring in February 2018. Mr. Rizzo is a designee of OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP under the Investor Rights Agreement described later in this report. Since April 2010, Mr. Rizzo has been a Partner, Credit Opportunities, with OrbiMed Advisors LLC, a private equity and venture capital firm, and is focused on healthcare royalty and structured finance investments. From 2009 to 2010, Mr. Rizzo was a Senior Director in Business Development at Ikaria Holdings, Inc., a biotherapeutics company. From 2006 to 2009, Mr. Rizzo was Vice President at Fortress Investment Group LLC, a global investment manager, focused on healthcare investments in the Drawbridge Special Opportunities Funds. From 2001 to 2006, Mr. Rizzo was at GlaxoSmithKline, where he worked in business and commercial analysis. Mr. Rizzo received his MBA from Duke University and his BS from the State University of New York at Buffalo. Mr. Rizzo brings valuable experience in the life science industry and finance experience to the Board.

Ronald G. Berlin has served as our Vice President and Chief Operations Officer since January 2019 and our General Manager since March 2019. Prior to this, Mr. Berlin served as Vice President, Global Operations of Coorstek Medical, a medical device company, from July 2015 to May 2017. Prior to that position, Mr. Berlin served as Vice President, Global Strategic Sourcing and Procurement Operations of Integra LifeSciences Holdings Corporation, a medical device company, from September 2013 to October 2014. Mr. Berlin holds a Bachelor of Science in Business and Economics from SUNY Oswego and an MBA from Cansisius College.

Kevin D. Brandt was appointed our Chief Commercial Officer in July 2018. From January 2017 to June 2018, Mr. Brandt served as Executive Vice President, Chief Commercial Officer – Domestic Direct of RTI Surgical, Inc., a surgical implant company. Mr. Brandt joined RTI as Vice President and General Manager, Emerging Technologies Commercialization in June 2012 and assumed additional responsibilities in January 2013 as head of RTI’s direct spine business. Following the acquisition of Pioneer Surgical, from July 2013 to December 2016, Mr. Brandt assumed additional responsibility when he began overseeing all North American and Canadian spine hardware and spine biologics portfolios. Mr. Brandt has over 28 years of commercial leadership experience in the global orthopedic industry focusing on building sustainable growth and value. Mr. Brandt’s expertise includes experience in sales, marketing, business development, mergers and acquisitions and integration leadership. Prior to joining RTI, Mr. Brandt held various senior leadership roles over an 18-year period in the orthopedic and spinal divisions at Stryker Corporation. In his most recent position at Stryker, he was President of Osteokinetics Corp. from January 2002 to June 2012. From June 2000 to December 2001, Mr. Brandt was Senior Director, US Spinal Sales, in which he was responsible for divesting and subsequently leading the Stryker Spine US Sales organization. Prior to joining Stryker, Mr. Brandt was a sales leader at Zimmer in a flagship office piloting a direct sales model from January 1990 to April 1994. Mr. Brandt earned a master’s degree in business administration in corporate finance and investments with distinction from Adelphi University, a bachelor of science degree in business administration from New York Institute of Technology, and has taken executive education courses at the Wharton School of Business, US Naval Academy and the Gallup organization.

Greg Jensen was appointed our Vice President, Finance and Interim Chief Financial Officer effective February 11, 2019. Effective March 18, 2019, Mr. Jensen assumed the position of principal executive officer. Prior to joining Xtant, Mr. Jensen served as a Financial Executive Advisor from May 2005 to February 2019 at GPJ Consulting LLC, a financial consulting firm he founded to drive financial and operational performance for small- and medium-sized businesses. From November 2014 to October 2015, Mr. Jensen also served as Chief Financial Officer at Windings Inc., an international manufacturer of highly specialized components for electrical motors. Additionally, from 2010 to April 2013, Mr. Jensen served as Vice President of Finance at American Solutions for Business Inc., a national distributor of business products and services. Prior to holding these positions, Mr. Jensen served as Chief Financial Officer of WTC Industries Inc., a manufacturing company, from 1996 to 2005. He has over 30 years of finance leadership experience in both public accounting and corporate finance and accounting. He is a Certified Public Accountant (inactive). Mr. Jensen holds a Bachelor of Science in Business Administration, Accounting from the University of North Dakota, Grand Forks.

2018 Debt Restructuring

On January 11, 2018, we entered into a Restructuring and Exchange Agreement (“Restructuring Agreement”) with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS” and together with Royalty Opportunities, the “Investors”) and the other holders of our outstanding 6% convertible unsecured notes due in 2021 (“Notes”) pursuant to which we completed a restructuring. The restructuring involved:

●	the conversion and exchange of the Notes, plus accrued and unpaid interest, into newly-issued shares of our common stock;
●	the issuance of additional shares of our common stock to OrbiMed and ROS in a private placement;
●	a 1-for-12 reverse split of our common stock effected after the close of business on February 13, 2018;
●	the election by our stockholders of a new Board of Directors; and
●	a rights offering to our stockholders of record as of April 27, 2018.

The primary purposes of the restructuring were to reform our capital structure, meet our liquidity needs, reposition our Company for long-term growth, and regain compliance with NYSE American LLC (formerly the NYSE MKT) listing standards. In conjunction with the consummation of the restructuring, we regained compliance with NYSE American listing standards on February 15, 2018. Stockholder approval was required under Sections 713(a) and 713(b) of the NYSE American Company Guide to complete the restructuring, which we obtained at a special meeting of stockholders held on February 13, 2018. In addition, at that meeting, our stockholders elected six new directors to serve until the 2018 annual meeting of stockholders or until their respective successors have been duly elected and qualified. The directors elected on February 13, 2018 were: John Bakewell, Michael Eggenberg, Michael Mainelli, Robert McNamara, Jeffrey Peters, and Matthew Rizzo. With the exception of Michael Mainelli, each of these directors continues to serve on the Company’s Board of Directors. During fiscal 2017 and prior to the election of the six new directors at the special meeting of stockholders held on February 13, 2018, Paul Buckman, John Deedrick, Michael Lopack, Rudy Mazzocchi, Carl O’Connell, Kent Swanson, and Eric Timko served as directors of the Company.

Investor Rights Agreement

Effective February 14, 2018, in connection with the debt restructuring, we entered into an Investor Rights Agreement with Royalty Opportunities, ROS, Park West Investors Master Fund, Limited (“PWIMF”) and Park West Partners International, Limited (“PWPI”). Under the Investor Rights Agreement, ROS and Royalty Opportunities are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock (the “Ownership Threshold”). If ROS and Royalty Opportunities are unable to maintain the Ownership Threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests.

For so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by ROS and Royalty Opportunities to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of our Board of Directors; and (ix) make, loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. As long as the Ownership Threshold is met, we may not increase the size of our Board or Directors beyond seven directors without the approval of a majority of the directors nominated by ROS and Royalty Opportunities.

The Investor Rights Agreement grants Royalty Opportunities, ROS, PWPI and PWIMF the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell. The Investor Rights Agreement may be terminated (a) upon the mutual written agreement of all the parties, (b) upon our written notice, ROS or Royalty Opportunities if ROS and Royalty Opportunities’s ownership percentage of our then outstanding common stock is less than 10%, or (c) upon written notice of ROS and Royalty Opportunities. The right of PWPI and PWIMF to purchase from us a pro rata amount of any new securities will terminate at such time as their aggregate ownership percentage of our then outstanding common stock is less than 8.5%.

Director Independence

The Board has affirmatively determined that the following two Board members are currently “independent directors,” as defined under the independence standards of the NYSE American: John Bakewell and Robert McNamara.

Board Leadership Structure

Under the terms of the Investor Rights Agreement, the Investors have the right to designate the Chairman of the Board and have so designated Jeffrey Peters. Accordingly, Mr. Peters serves as Chairman of the Board. We currently do not have a Chief Executive Officer and have commenced a search for a new permanent Chief Executive Officer. In the meantime, Greg Jensen, our Vice President, Finance and Interim Chief Financial Officer has assumed the principal executive officer position. We believe this leadership structure is in the best interests of the Company and our stockholders and strikes the appropriate balance between the Chief Executive Officer’s responsibility for the strategic direction, day-to day-leadership, and performance of the Company and the Chairman of the Board’s responsibility to guide the overall strategic direction of the Company, provide oversight of our corporate governance and guidance to our Chief Executive Officer, and to set the agenda for and preside over Board meetings. We recognize that different leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe that the Company is currently well-served by this leadership structure.

Board Meetings and Attendance

The Board met 15 times during fiscal 2018. During fiscal 2018, all directors attended at least 75% of the meetings of the Board and Board committees on which the director served during the last fiscal year.

We do not have a formal policy on Board member attendance at annual meetings of stockholders. All Board members serving at the time of the Company’s 2018 annual meeting of stockholders attended the annual meeting.

Board Committees

We currently maintain two Board committees, an Audit Committee and a Compensation Committee. We are a controlled company and have elected not to comply with the NYSE American corporate governance requirements, which require an independent nomination and governance committee and an independent compensation committee. We currently do not maintain a nomination and governance committee. While we maintain a Compensation Committee, it is not independent according to NYSE American corporate governance requirements. Prior to the creation of the Compensation Committee in November 2018, the Audit Committee was our only standing Board committee during fiscal 2018.

The following table summarizes the current membership of each of our two board committees as of April 25, 2019.

Director	Audit Committee	Compensation Committee
John Bakewell	Chair
Michael Eggenberg		●
Robert McNamara	●	Chair
Jeffrey Peters
Matthew Rizzo		●

Audit Committee

The organization and primary responsibilities of the Audit Committee are set forth in its charter, posted on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”), and include various matters with respect to the oversight of our accounting and financial reporting process and audits of our financial statements. The primary purposes of the Audit Committee include:

●	to oversee the accounting and financial reporting processes of the Company and audits of the financial statements of the Company;
●	to provide assistance to the Board with respect to its oversight of the following:
	○	integrity of the Company’s financial statements and internal controls;
	○	the Company’s compliance with legal and regulatory requirements;
	○	the qualifications and independence of the Company’s independent registered public accounting firm; and
	○	the performance of the Company’s internal audit function, if any, and independent registered public accounting firm; and
●	to prepare the report required to be prepared by the Audit Committee pursuant to the rules of the Securities and Exchange Commission.

The Audit Committee currently consists of Mr. Bakewell (Chair) and Mr. McNamara. During fiscal 2018, immediately following the special meeting of stockholders on February 13, 2018, Mr. Bakewell (Chair), Michael Mainelli and Mr. McNamara served on the audit committee. Mr. Mainelli resigned from the Audit Committee in May 2018. Mr. Lopach (Chair), Mr. Buckman and Mr. Mazzocchi served on the Audit Committee from January 2018 to February 13, 2018. The Audit Committee met six times during fiscal 2018.

Under the NYSE American listing standards, all Audit Committee members must be independent directors and meet heightened independence requirements under the federal securities laws. In addition, all Audit Committee members must be financially literate, and at least one member must be financially sophisticated. Further, under SEC rules, the Board must determine whether at least one member of the Audit Committee is an “audit committee financial expert,” as defined by the SEC’s rules. The Board has determined that both Mr. Bakewell and Mr. McNamara are independent, financially literate, and sophisticated and qualify as “audit committee financial experts” in accordance with the applicable rules and regulations of the SEC.

Compensation Committee

In November 2018, the Board created a Compensation Committee to assist the Board with various compensation related matters. The organization and responsibilities of the Compensation Committee are set forth in its charter, which is posted on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”). The primary purposes of the Compensation Committee include:

●	recommending to the Board all compensation for the Company’s Chief Executive Officer and other executive officers;
●	administering the Company’s equity-based compensation plans;
●	reviewing, assessing, and approving overall strategies for attracting, developing, retaining, and motivating Company management and employees;
●	overseeing the development and implementation of succession plans for the Chief Executive Officer and other key executive officers and employees;
●	reviewing, assessing, and approving overall compensation structure on an annual basis; and
●	recommending and leading a process for the determination of non-employee director compensation.

The Compensation Committee consists of Mr. McNamara (Chair), Mr. Eggenberg and Mr. Rizzo. The Compensation Committee did not meet during fiscal 2018.

Director Nomination Process

In identifying and evaluating candidates for membership on the Board of Directors (the “Board”), the Board may take into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity (including, but not limited to, gender, race, ethnicity, age, experience, and skills), and the extent to which the candidate would fill a present need on the Board. The Company does not have a formal diversity policy for directors. The Board identifies director candidates based on input provided by a number of sources, including Board members, stockholders, management, and third parties. The Board does not distinguish between nominees recommended by our stockholders and those recommended by other parties. Any stockholder recommendation must be sent to our Corporate Secretary at Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, Montana 59714, and must include certain information concerning the nominee as specified in the Company’s Second Amended and Restated Bylaws.

During the fourth quarter of 2018, we made no material changes to the procedures by which stockholders may recommend nominees to the Board.

Risk Oversight

The Board has overall responsibility for risk oversight with a focus on the most significant risks facing the Company. The Board relies upon management to supervise day-to-day risk management.

Risk is inherent in every business. We face a number of risks, including regulatory, compliance, legal, competitive, financial (accounting, credit, interest rate, liquidity, and tax), operational, political, strategic, and reputational risks. Our management is responsible for the day-to-day management of risks faced by us, while the Board, as a whole and through the Audit Committee, has responsibility for the oversight of risk management. In its risk oversight role, the Board ensures that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board oversees risks through the establishment of policies and procedures that are designed to guide daily operations in a manner consistent with applicable laws, regulations, and risks acceptable to the Company. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, on our processes for the management of business and financial risks, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee, along with management, is also responsible for developing and participating in a process for the review of important financial and operating topics that present potential significant risks to the Company. Management regularly discusses with the Board the strategies and risks facing the Company.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics for the CEO and Senior Financial Officers as well as a Code of Conduct that applies to all directors, officers, and employees. Our corporate governance materials, including our Code of Ethics for the CEO and Senior Financial Officers and Code of Conduct, are available on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”).

Stockholder Communications

The Board does not have a formal process for stockholders to send communications to the Board and does not feel that such a process is necessary at this time. If the Company receives stockholder communications that cannot be properly addressed by officers of the Company, the officers bring the matter to the attention of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors, executive officers, and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. To the Company’s knowledge, based solely on a review of the Section 16 reports furnished to us with respect to 2018, we believe all reports required pursuant to Section 16(a) were filed on a timely basis, except that each of Michael Eggenberg and Matthew Rizzo filed one late report on Form 4 on February 26, 2018, which reported the exchange and purchase of shares of common stock and the issuance of convertible notes in conjunction with the Restructuring and Exchange Agreement with Royalty Opportunities and ROS.

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for establishing and maintaining adequate internal financial control, for preparing the financial statements, and for the public reporting process. Plante & Moran, PLLC, our independent registered public accounting firm, is responsible for expressing opinions on the conformity of the Company’s audited financial statements with generally accepted accounting principles. In this context, the Audit Committee has (i) reviewed and discussed the audited financial statements with management and our independent registered public accounting firm, (ii) discussed with our independent auditor the matters that are required to be discussed by the applicable Public Company Accounting Oversight Board standards, and (iii) received written disclosures and the letter from our independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with the independent auditor the independent auditor’s independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

This report is dated as of March 29, 2019.

Respectfully submitted,

John Bakewell

Robert McNamara

Item 11.	Executive Compensation

Summary Compensation Table

The table below provides summary information concerning all compensation awarded to, earned by, or paid to the individuals that served as a principal executive officer of the Company during the year ended December 31, 2018, and the two most highly compensated executives for the year ended December 31, 2018. Mr. Mainelli’s compensation includes compensation he received as a director and as an advisor to the Board prior to his position as Interim Chief Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compen- sation ($)	Total ($)
Carl O’Connell(1)	2018	$578,832	$155,000	$—	$1,073,680	$—	$—	$1,807,512
Former Chief Executive Officer	2017	502,692	55,000	—	—	—	—	557,692
Michael Mainelli(2)	2018	92,885	—	153,331	670,560	90,865	89,889	1,097,530
Former Interim Chief Executive Officer
Kathie J. Lenzen(3)	2018	104,615	—	—	524,784	—	—	629,399
Former Chief Financial Officer
Kevin D. Brandt(4)	2018	176,923	—	248,000	165,186	76,154	—	666,263
Chief Commercial Officer

(1)	Mr. O’Connell resigned effective October 12, 2018.
(2)	Mr. Mainelli, who was appointed Interim Chief Executive Officer of the Company effective October 12, 2018, resigned effective March 18, 2019. Mr. Mainelli also served as a director of the Company commencing on February 14, 2018. The amounts for Mr. Mainelli include the following amounts received in his capacity as a director: Stock Awards ($153,331) and All Other Compensation ($31,389) and the following amounts received in his capacity as an advisor to the Board of Directors: All Other Compensation ($58,500).
(3)	Ms. Lenzen, who was appointed Chief Financial Officer of the Company effective August 20, 2018, resigned effective February 5, 2019.
(4)	Mr. Brandt was appointed our Chief Commercial Officer on July 9, 2018.

Employment Agreements

We were a party to an Employment Agreement with our former Chief Executive Officer, Carl O’Connell. This agreement, as amended, provided for an annual base salary of $520,000, subject to annual increases based on periodic reviews, along with other incentive compensation as determined by the Board, with a bonus target of 50% of his annual base salary. In addition, Mr. O’Connell was granted an option to purchase 300,000 shares of the Company’s common stock, 20% of which was scheduled to vest on the first anniversary of the grant date and 80% of which was scheduled to vest in 16 equal quarterly installments thereafter, assuming continued employment. Mr. O’Connell was also entitled to receive a special recognition bonus for 2016 of $85,000 by April 30, 2017. The agreement contained standard confidentiality, non-competition, non-solicitation, and assignment of intellectual property provisions. The agreement also contained standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

Following Mr. O’Connell’s resignation, we entered into an Employment Agreement with the Company’s former Interim Chief Executive Officer, Michael Mainelli, on October 12, 2018. This agreement provided for an annual base salary of $525,000 with a bonus target of 75% of his annual base salary. In addition, Mr. Mainelli was granted an option to purchase 240,000 shares of the Company’s common stock under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, 10,000 shares of which were scheduled to vest on the 15th day of each of the 24 months commencing on November 15, 2018, assuming continued employment as Interim Chief Executive Officer through the vesting date. The agreement also contained standard confidentiality, non-competition, non-solicitation, and assignment of intellectual property provisions.

Effective July 9, 2018, we entered into an Employment Agreement with Kevin D. Brandt, the Company’s Chief Commercial Officer, which provides for an annual base salary of $400,000 with a bonus target of 50% of his annual base salary and a $90,000 sign-on bonus. The sign-on bonus, which was paid in February 2019, must be paid back by Mr. Brandt if he voluntarily terminates his employment with Xtant prior to the one-year anniversary of his hire date. In addition, the agreement provided for the grant of a restricted stock unit covering 40,000 shares of the Company’s common stock under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, which will vest on July 9, 2021, assuming continued employment. The agreement also provides that Mr. Brandt is eligible to receive an annual equity award, subject to the approval of the Board, provided that the grant value of such equity award shall not be less than 50% of his annual base salary. The agreement contains standard confidentiality, non-competition, non-solicitation, and assignment of intellectual property provisions. The agreement also contains standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

Effective August 20, 2018, we entered into an Employment Agreement with Kathie J. Lenzen, the Company’s former Chief Financial Officer, which provided for an annual base salary of $320,000 with a bonus target of 30% of her annual base salary. In addition, the agreement provided for the grant of an option to purchase 130,000 shares of the Company’s common stock under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, 25% of which was scheduled to vest on each of the four anniversaries of the grant date, September 15, 2018, assuming continued employment. The agreement contained standard confidentiality, non-competition, non-solicitation, and assignment of intellectual property provisions. The agreement also contained standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

Separation Arrangement

In connection with his separation of employment with the Company, on October 12, 2018, the Company and Carl O’Connell, the Company’s former Chief Executive Officer, entered into a Separation Agreement and Release, which specifies the terms of, and the benefits he was eligible to receive in connection with, his departure from the Company. Subject to his compliance with the terms and conditions of such agreement, including a release of claims, Mr. O’Connell is entitled to receive $520,000 payable in 12 equal monthly installments. The agreement also contains cooperation and other provisions customary in an agreement of this type.

Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan

In 2018, the Company adopted and stockholders approved the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to advance the interests of the Company and our stockholders by enabling us to attract and retain qualified individuals to perform services, provide incentive compensation for such individuals in a form that is linked to the growth and profitability of our company and increases in stockholder value, and provide opportunities for equity participation that align the interests of recipients with those of our stockholders.

The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan (the “Prior Plan”). However, the terms of the Prior Plan, as applicable, continue to govern awards outstanding under the Prior Plan until exercised, expired, paid, or otherwise terminated or canceled.

The 2018 Plan permits the Board, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the 2018 Plan is 1,307,747 shares. The Company has granted stock options, restricted stock and restricted stock units under the 2018 Plan. As of December 31, 2018, 590,935 shares of Xtant common stock remained available for issuance under the 2018 Plan.

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised option awards and unvested stock awards held by each of our named executive officers that remained outstanding at our fiscal year-end, December 31, 2018. All share amounts and exercise prices reflect the 1-for-12 reverse split of our common stock effected on February 13, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Carl O’Connell	25,000	—		13.32	01/12/2019	—		—
Michael Mainelli	20,000	220,000	(3)	3.22	10/15/2028	20,833	(4)	33,541
Kathie J. Lenzen	—	130,000	(5)	4.66	09/15/2028	—		—
Kevin D. Brandt	—	30,770	(6)	6.20	08/15/2028	40,000	(7)	64,400

(1)	All options awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with the Company terminates.

(2)	Based on the closing price of our common stock on December 31, 2018 ($1.61), as reported by the NYSE American.

(3)	This option vests with respect to 10,000 of the shares on the 15th day of each of the 24 months commencing on November 15, 2018. Since Mr. Mainelli’s resignation was voluntary, 190,000 shares of his unvested options terminated immediately upon his resignation in March 2019.

(4)	This restricted stock unit vests with respect to 10,416 shares on February 14, 2019 and 10,417 shares on February 14, 2020. Since Mr. Mainelli’s resignation was voluntary, 10,417 unvested shares were terminated immediately upon his resignation in March 2019.

(5)	This stock option vests in equal installments annually over a four-year period beginning on September 15, 2019. Since Ms. Lenzen’s resignation was voluntary, this option terminated immediately upon her resignation in February 2019.

(6)	This stock option vests in equal installments annually over a four-year period beginning on August 15, 2019. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control. If Mr. Brandt’s employment is terminated by reason of death, a pro rata percentage of the award will vest immediately.

(7)	These shares are subject to a restricted stock unit and will vest on July 9, 2021 but may terminate earlier if the recipient’s employment or service relationship with the Company terminates. In addition, this restricted stock unit will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control. If Mr. Brandt’s employment is terminated by reason of death, a pro rata percentage of the award will vest immediately.

Potential Payments upon Termination or Change in Control

The amended employment agreement between the Company and Carl O’Connell, our former Chief Executive Officer, provided for severance equal to 12 months base salary in the event of a termination without cause or resignation for good reason, payable as salary continuation payments, and reimbursement of COBRA payments for 12 months. In the event that Mr. O’Connell’s employment was terminated within three months preceding or in the 12 months following a change in control, Mr. O’Connell was entitled to receive 12 months base salary, payable as salary continuation payments, and reimbursement of COBRA payments for 12 months. To be eligible to receive either of these payments, Mr. O’Connell was required to execute and not revoke a release of claims. Mr. O’Connell is currently receiving severance in the form of salary continuation payments and reimbursement of COBRA payments for 12 months under this agreement as a result of his departure in October 2018.

The option award agreement between the Company and Michael Mainelli, our former Interim Chief Executive Officer, provided for the acceleration of vesting of Mr. Mainelli’s options under certain circumstances. In the event of a change in control, the number of shares scheduled to vest over the next six months would vest immediately. If termination occurred by reason of death, a pro rata share of Mr. Mainelli’s options would vest immediately. Because Mr. Mainelli’s resignation was voluntary, his unvested options terminated immediately upon his resignation in March 2019.

The employment agreement between the Company and Kevin D. Brandt, our Chief Commercial Officer, provides for severance payments equal to 12 months base salary in the event of a termination without cause, payable as salary continuation payments, and reimbursement of COBRA payments for 12 months. In the event that Mr. Brandt’s employment is terminated within the 12 months following a change in control, or should he resign for good reason within that period, Mr. Brandt is entitled to receive a lump-sum payment equal to two times his base salary and reimbursement of COBRA payments for 12 months. To be eligible to receive either of these payments, Mr. Brandt must execute and not revoke a release of claims.

The employment agreement between the Company and Kathie J. Lenzen, our former Chief Financial Officer, provided for severance payments equal to six months base salary in the event of a termination without cause, payable as salary continuation payments, and reimbursement of COBRA payments for 12 months. In the event that Ms. Lenzen’s employment was terminated within 12 months following a change in control, or should she have resigned for good reason within that period, Ms. Lenzen was entitled to receive a lump-sum payment equal to her base salary and reimbursement of COBRA payments for 12 months. To be eligible to receive either of these payments, Ms. Lenzen was required to execute and not revoke a release of claims. Because Ms. Lenzen’s resignation was voluntary, she did not receive any such payments under her agreement or otherwise.

401(k) Retirement Plan

Under the Company’s 401(k) retirement plan, an employee becomes qualified for a discretionary matching contribution of up to 3% upon starting employment. The maximum contribution limit is $18,500 or the statutorily prescribed limit, whichever amount is greater. 590,935

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2018. All share amounts and exercise prices reflect the 1-for-12 reverse split of our common stock effected on February 13, 2018.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	496,958	$9.90	590,935
Equity compensation plans not approved by security holders(1)	25,000	13.32	N/A
Total	521,958	10.06	590,935

(1)	Represents the inducement stock option grant to Carl O’Connell, the Company’s former Chief Executive Officer. This option expired on January 12, 2019.

Director Compensation

Director Compensation Program

Our director cash compensation consists of an annual cash retainer paid to each director and an additional annual cash retainer paid to the Chairman of the Board, the Audit Committee Chair, and the Compensation Committee Chair and equity grants from time to time. The following table sets forth the annual cash retainers:

Description	Annual Cash Retainer
Non-Employee Director	$50,000
Chairman of the Board Premium	12,500
Audit Committee Chair Premium	12,500
Compensation Committee Chair Premium	12,500

During 2018, each of John Bakewell, Michael Mainelli, Robert McNamara, and Jeffrey Peters received a restricted stock award valued at approximately $100,000 for 20,833 shares of our common stock, and Mr. Peters, as Chairman of the Board, and Mr. Bakewell, as Audit Committee Chair, each received an additional award valued at $25,000 for 5,209 shares of our common stock. These awards, which were valued based on the fair market value of our common stock on February 14, 2018, vest and become non-forfeitable in two equal installments on February 15, 2019 and February 15, 2020. Neither Michael Eggenberg nor Matthew Rizzo received equity awards.

Director Advisory Agreement

On May 21, 2018, we entered into an advisory agreement with Michael Mainelli, a former member of the Board, pursuant to which he served as an advisor to the Board until he became Interim Chief Executive Officer on October 12, 2018. He was paid $2,600 per day of service. This agreement was terminated effective September 30, 2018.

Director Compensation Table for Fiscal 2018

The following table describes the compensation earned by our directors during fiscal 2018. Mr. O’Connell served as a director from the beginning of fiscal 2018 through February 13, 2018, but was not separately compensated for his service as a director. Mr. O’Connell’s compensation and Mr. Mainelli’s compensation for his service as Interim Chief Executive Officer is described in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	All Other Compensation	Total
Paul Buckman	$7,700	$—	$—	$—	$7,700
John Deedrick	8,556	—	—	—	8,556
Michael Lopach	6,906	—	—	—	6,906
Rudy Mazzocchi	6,967	—	—	—	6,967
Kent Swanson	9,778	—	—	—	9,778
Eric Timko	6,844	—	—	—	6,844
John Bakewell	54,861	191,669	—	—	246,530
Michael Eggenberg	43,889	—	—	—	43,889
Michael Mainelli	89,889	153,331	—	—	243,220
Robert McNamara	43,889	146,248	—	—	190,137
Jeffrey Peters	54,861	161,460	—	—	216,321
Matthew Rizzo	43,889	—	—	—	43,889

(1)	The amount reported in the “Stock Awards” column represents the aggregate grant date fair value for the restricted stock awards granted to our non-employee directors in 2018. The grant date fair value for the restricted stock awards was determined based on the prior day closing sale price of our common stock on the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our common stock as of April 25, 2019, by:

●	each of our directors;
●	each of our named executive officers;
●	all directors and executive officers as a group; and
●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock.

The number of shares beneficially owned by each entity, person, director, or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 25, 2019, through the exercise of any stock option, warrants, or other rights or the vesting of any restricted stock awards. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 13,161,762 shares of our common stock outstanding as of April 25, 2019. Shares of our common stock that a person has the right to acquire within 60 days of April 25, 2019, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, Montana 59714.

Class of Securities	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
	Directors and Named Executive Officers
Common Stock	John Bakewell	26,042	(1)	*
Common Stock	Michael Eggenberg	—		—
Common Stock	Robert McNamara	20,833	(1)	*
Common Stock	Jeffrey Peters	26,042	(1)	*
Common Stock	Matthew Rizzo	—		—
Common Stock	Carl O’Connell	—		—
Common Stock	Michael Mainelli	30,000	(2)	*
Common Stock	Kathie J. Lenzen	—		—
Common Stock	Kevin D. Brandt	—		—
Common Stock	All executive officers and directors as a group (8 persons)	72,917		*

	Five Percent Stockholders:
Common Stock	OrbiMed Advisors LLC(3) 601 Lexington Avenue, 54th Floor New York, NY 10022	11,614,321		74.6%

Common Stock	Park West Asset Management LLC(4) 900 Larkspur Landing Circle, Suite 165 Larkspur, CA 94939	1,258,733		9.6%

Common Stock	Telemetry Investments, L.L.C.(5) 545 Fifth Avenue, Suite 1108 New York, NY 10017	796,826		6.1%

*	Less than 1% of outstanding shares of common stock.

(1)	One-half of these shares are subject to an unvested restricted stock award.

(2)	Consists of options to purchase shares of our common stock.

(3)	Based solely on information contained in a Schedule 13D/A filed with the SEC on April 4, 2019. Includes 5,890,884 shares of common stock and 1,539,293 shares of common stock issuable upon exercise of warrants held of record by ROS Acquisition Offshore LP. OrbiMed Advisors LLC (“OrbiMed Advisors”), a registered adviser under the Investment Advisors Act of 1940, as amended, is the investment manager of ROS. OrbiMed Advisors is also the investment manager of Royalty Opportunities S.àr.l., of which ROS is a wholly-owned subsidiary. By virtue of such relationships, OrbiMed Advisors may be deemed to have voting and investment power with respect to the securities held by ROS noted above and as a result may be deemed to have beneficial ownership over such securities. OrbiMed Advisors exercised this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the securities held by ROS.

Also includes 3,316,128 shares of common stock and 868,016 shares of common stock issuable upon exercise of warrants held of record by OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”). OrbiMed ROF II LLC (“ROF II”) is the sole general partner of Royalty Opportunities, and OrbiMed Advisors is the sole managing member of ROF II. By virtue of such relationships, OrbiMed Advisors may be deemed to have voting and investment power with respect to the securities held by Royalty Opportunities noted above and as a result may be deemed to have beneficial ownership over such securities. OrbiMed Advisors exercised this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the securities held by Royalty Opportunities.

(4)	Based solely on information contained in a Schedule 13G/A filed with the SEC on February 14, 2019. Includes 1,104,905 shares of common stock held by Park West Investors Master Fund, Limited (“PWIMF”) and 153,828 shares of common stock held by Park West Partners International, Limited (“PWPI”). PWIMF and PWPI are directly or indirectly controlled by Park West Asset Management LLC. Peter S. Park, manager of Park West Asset Management LLC, has sole voting and investment power over the shares owned by PWIMF and PWPI.

(5)	Based solely on information contained in a Schedule 13G/A filed with the SEC on February 14, 2019. Includes 796,826 shares of common stock held by Telemetry Securities, L.L.C. (“Telemetry Securities”). Telemetry Investments, L.L.C. (“Telemetry”) is a registered investment advisor and the investment manager to Telemetry Securities. Andrew J. Schorr and Daniel P. Schorr are each managers of Telemetry. As such, Telemetry, Andrew J. Schorr and Daniel P. Schorr share voting and investment power over the securities held by Telemetry Securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review and Approval of Related Party Transactions

The Audit Committee reviews and approves all related party transactions and makes recommendations to the full Board regarding approval of such transactions, unless the Board specifically delegates this responsibility to the Compensation Committee.

Related Party Transactions

2018 Debt Restructuring

On January 11, 2018, we entered into a Restructuring and Exchange Agreement with all of the holders of our outstanding 6% convertible unsecured notes due in 2021. Pursuant to the terms of the Restructuring Agreement, on January 17, 2018, ROS and OrbiMed converted certain Notes issued to them in January 2017 in the aggregate principal amount of $1.627 million, plus accrued and unpaid interest, at the $0.7589 per share conversion price originally provided thereunder, into 2,275,745 shares of our common stock (or approximately 189,645 shares of our common stock after giving effect to the 1-for-12 reverse stock split). On February 14, 2018, following approval by our stockholders and after completion of the 1-for-12 reverse stock split, the remaining $70.238 million aggregate principal amount of the Notes held by the selling stockholders, plus accrued and unpaid interest, was exchanged for newly-issued shares of our common stock at an exchange rate of 138.8889 shares per $1,000 principal amount of Notes for an exchange price of $7.20 per share (or $0.60 per share on a pre-split basis). Such remaining Notes were exchanged for approximately 10.4 million newly-issued shares of our common stock. Furthermore, on February 14, 2018, ROS and OrbiMed purchased from us in a private placement an aggregate of $6,809,896 in shares of our common stock (945,819 shares) at a price per share of $7.20. Immediately following these transactions, on February 14, 2018, ROS and OrbiMed collectively owned approximately 70.4% of our outstanding common stock.

Pursuant to the terms of the Restructuring Agreement, we commenced a rights offering on April 27, 2018, to allow our stockholders as of the April 27, 2018, record date to purchase up to an aggregate of 1,137,515 shares of our common stock at a subscription price of $7.20 per share. The rights offering expired on June 18, 2018.

The primary purposes of the restructuring was to reform our capital structure, meet our liquidity needs, reposition our Company for long-term growth, and regain compliance with NYSE American LLC listing standards. In conjunction with the consummation of the restructuring, we regained compliance with NYSE American listing standards on February 15, 2018. Stockholder approval was required under Sections 713(a) and 713(b) of the NYSE American Company Guide to complete the restructuring, which we obtained at a special meeting of stockholders held on February 13, 2018. At that meeting, our stockholders elected six directors, as discussed above under “Item 10. Directors, Executive Officers and Corporate Governance–2018 Debt Restructuring,” to serve until the 2018 annual meeting of stockholders or until their respective successors have been duly elected and qualified.

On January 11, 2018, our executive officers and directors and certain of our stockholders (collectively, “Support Equityholders”), entered into a support agreement (“Support Agreement”) simultaneously with the execution of the Restructuring Agreement. Under the Support Agreement, the Support Equityholders agreed to vote their shares of common stock in favor of the approval of: (i) the amendment to our charter and the issuance of common stock pursuant to the exchange of Notes described above, (ii) any proposal to adjourn or postpone the meeting to a later date, if there were not sufficient votes for the approval of such proposals on the date on which such meeting is held, and (iii) any other proposal included in the proxy statement for the special meeting of stockholders related to the restructuring described above that the Board recommended our stockholders approve. The Support Equityholders also appointed ROS and OrbiMed as attorney-in-fact and proxy to vote all applicable shares of the Support Equityholders consistent with the provisions of the Support Agreement. The Support Equityholders made standard representations and warranties related to their ownership of common stock.

Private Placement Securities Purchase Agreement

On February 14, 2018, we entered into a Securities Purchase Agreement with ROS and Royalty Opportunities. Pursuant to this agreement, on February 14, 2018, ROS and Royalty Opportunities purchased from us a total of 945,819 shares of our common stock, at a price of $7.20 per share, for aggregate proceeds of $6,809,896. Of these shares, 603,687 shares were issued to ROS and 342,132 shares were issued to Royalty Opportunities.

Registration Rights Agreement

Effective February 14, 2018, we entered into a Registration Rights Agreement with Royalty Opportunities, ROS, PWPI and PWIMF which requires us, among other things, to file with the SEC a shelf registration statement (which, initially, will be on Form S-1 and, as soon as we are eligible, on Form S-3) covering the resale, from time to time, of our common stock that was issued upon conversion or exchange of the Notes and in the February 2018 private placement no later than May 15, 2018 and use our best efforts to cause the shelf registration statement to become effective under the Securities Act no later than August 13, 2018. This registration statement was initially filed on May 15, 2018 and declared effective on June 4, 2018.

Investor Rights Agreement

Effective February 14, 2018, in connection with the debt restructuring, we entered into an Investor Rights Agreement with Royalty Opportunities, ROS, Park West Investors Master Fund, Limited and Park West Partners International, Limited. Under the Investor Rights Agreement, ROS and Royalty Opportunities are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If ROS and Royalty Opportunities are unable to maintain the Ownership Threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests.

For so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by ROS and Royalty Opportunities to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of our Board of Directors; and (ix) make, loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. As long as the Ownership Threshold is met, we may not increase the size of our Board or Directors beyond seven directors without the approval of a majority of the directors nominated by ROS and Royalty Opportunities.

The Investor Rights Agreement grants Royalty Opportunities, ROS, PWPI and PWIMF the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell. The Investor Rights Agreement may be terminated (a) upon the mutual written agreement of all the parties, (b) upon our written notice, ROS or Royalty Opportunities if ROS and Royalty Opportunities’ ownership percentage of our then outstanding common stock is less than 10%, or (c) upon written notice of ROS and Royalty Opportunities. The right of PWPI and PWIMF to purchase from us a pro rata amount of any new securities will terminate at such time as their aggregate ownership percentage of our then outstanding common stock is less than 8.5%.

Credit Agreements and Warrant Issuances

On March 29, 2019, Xtant Medical Holdings, Inc., and our subsidiaries, Bacterin International, Inc., Xtant Medical Systems, Inc. and X-spine Systems, Inc., entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with OrbiMed Royalty Opportunities II, LP, and ROS Acquisition Offshore LP, which amended and restated the prior Amended and Restated Credit Agreement dated as of July 27, 2015 among the parties thereto, and as subsequently amended through the Twenty-Fifth Amendment to the Amended and Restated Credit Agreement (the “Prior Credit Agreement”).

Under the terms of the Second Amended and Restated Credit Agreement, the Prior Credit Agreement was amended to provide that:

●	X-spine Systems, Inc. may request additional term loans from the Investors in the remaining amount available to be requested as additional delayed draw loans, which was approximately $2,200,000 as of the date of the Second Amended and Restated Credit Agreement, and may request new additional term loans in an aggregate amount of up to $10,000,000, the making of each such Loan to be subject to the discretion of the Investors and the Company’s production of a thirteen-week cash flow forecast that is approved by the Investors and shows a projected cash balance for the following two-week period of less than $1,500,000, as well as the satisfaction (or waiver in writing by each Investor) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents;

●	No interest will accrue on the loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019 until March 31, 2020;

●	Beginning April 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the loans under the Second Amended and Restated Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;

●	The maturity date of the loans is March 31, 2021;

●	The Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and

●	The key person event default provision was revised to refer specifically to Kevin D. Brandt and Ronald G. Berlin.

On April 1, 2019, Xtant issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of April 1, 2029. The issuance of these warrants occurred on April 1, 2019 and was a condition to the effectiveness of the Second Amended and Restated Credit Agreement. The number of shares of Xtant common stock issuable upon exercise of these warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions.

On September 17, 2018, Xtant Medical Holdings, Inc., and our subsidiaries, Bacterin International, Inc., Xtant Medical Systems, Inc. and X-spine Systems, Inc., entered into the Twenty-Fourth Amendment to the Amended and Restated Credit Agreement (the “24th Amendment”) and the Twenty-Fifth Amendment to the Amended and Restated Credit Agreement (the “25th Amendment”), which amended the Prior Credit Agreement. In addition, on that date, Xtant issued warrants to purchase an aggregate of 1.2 million shares of Xtant common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of August 1, 2028. The issuance of these warrants was a condition to the effectiveness of the 25th Amendment. The number of shares of Xtant common stock issuable upon exercise of the warrants are subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions.

The Investors, which collectively own approximately 70% of our outstanding common stock, and beneficially own, with their warrants, approximately 75% of our outstanding common stock, are the sole holders of our outstanding long-term debt.

The Company’s corporate governance policies require that the Audit Committee or the disinterested members of the full Board review and approve all related party transactions. The Audit Committee reviewed the Second Amended and Restated Credit Agreement, the 24th Amendment and the 25th Amendment and the above-described warrants and determined that the transactions were fair, just, and reasonable to the Company and are in the best interests of the Company and its stockholders.

Sublease Agreement

On April 5, 2019, the Company entered into a Sublease Agreement wherein the Company will lease from Cardialen, Inc., a portion of Cardialen’s office space from April 5, 2019 to January 31, 2024 for a total of $125,700 paid in monthly installments. Because Jeffrey Peters is both a member of our Board and the Chief Executive Officer, President, and a Director of Cardialen, this transaction qualifies as a related party transaction. The Company’s corporate governance policies require that the Audit Committee or the disinterested members of the full Board review and approve all related party transactions. The Audit Committee reviewed the Sublease Agreement and determined that the transaction is fair, just, and reasonable to the Company and in the best interests of the Company and its stockholders.

Director Independence

The Board has affirmatively determined that the following two Board members are currently “independent directors,” as defined under the independence standards of the NYSE American: John Bakewell and Robert McNamara.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

EKS&H served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2018, and December 31, 2017. However, effective October 1, 2018, EKS&H combined with Plante & Moran, PLLC (“Plante & Moran”). As a result, EKS&H resigned as the Company’s independent registered public accounting firm. Upon the resignation of EKS&H, the Audit Committee engaged Plante & Moran as the Company’s new independent registered public accounting firm for the remainder of 2018. The following table presents the aggregate fees billed for professional services rendered by EKS&H and Plante & Moran for the years ended December 31, 2018 and December 31, 2017.

	2018	2017
Audit fees	$282,000	$283,000
Audit-related fees	16,500	14,500
Tax fees	—	45,000
All other fees	28,203	28,869
Total fees	$326,703	$371,369

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice, and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent accountants. In situations where it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $20,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting.

The Audit Committee approved 100% of all services provided by EKS&H and Plante & Moran during fiscal 2018 and fiscal 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 27, 2015 among Bacterin International Holdings, Inc., X-spine Systems, Inc. and the sellers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

3.3	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 21, 2015 (SEC File No. 333-208677) and incorporated by reference herein).

4.1	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2013 (SEC File No. 0-34941) and incorporated by reference herein).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2014 (SEC File No. 0-34941) and incorporated by reference herein).

4.3	Form of Warrant Certificate for Warrants underlying Units (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

4.4	Form of Pre-Funded Warrant (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

4.5	Warrant dated as of September 17, 2018 issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.6	Warrant dated as of September 17, 2018 issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.7	Registration Rights Agreement (for Common Stock underlying the Indenture Notes) dated January 17, 2017 among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

4.8	Registration Rights Agreement (for Common Stock underlying the PIK Notes) dated January 17, 2017 among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

4.9	Registration Rights Agreement (for Common Stock issued upon the exchange of the Notes and pursuant to the Private Placement) dated as of February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Telemetry Securities, L.L.C., Bruce Fund, Inc., Park West Investors Master Fund, Limited, and Park West Partners International, Limited (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

Exhibit No.	Description
4.10	Investor Rights Agreement dated February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Park West Partners International, Limited and Park West Investors Master Fund, Limited (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.11	Warrant dated as of April 1, 2019 issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

4.12	Warrant dated as of April 1, 2019 issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed as Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.1●	Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.2●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.3●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.4●	Form of Non-Employee Director Restricted Stock Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.5●	Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

10.6●	Form of Stock Option Agreement under Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (SEC File No. 0-34941) and incorporated by reference herein).

10.7●	Form of Amended and Restated Restricted Stock Agreement under Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

10.8●	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.9●	Employment Agreement effective October 6, 2017 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.10●	Non-Plan Inducement Stock Option Grant effective as of October 6, 2016 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.11●	Amendment No. 1 to Employment Agreement effective as of February 17, 2017 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

Exhibit No.	Description
10.12●	Amendment No. 2 to Employment Agreement effective as of May 15, 2018 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.67 to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on May 30, 2018 (SEC Reg. No. 333-224940) and incorporated by reference herein).

10.13●	Separation Agreement and Release dated November 29, 2018 between Xtant Medical Holdings, Inc. and Carl O’Connell (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.14●	Interim Executive Employment Agreement dated as of October 12, 2018 between Xtant Medical Holdings, Inc. and Michael Mainelli (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.15●	Stock Option Award Agreement dated as of October 15, 2018 between Xtant Medical Holdings, Inc. and Michael Mainelli (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.16●	Letter Agreement dated as of May 21, 2018 between Xtant Medical Holdings, Inc. and Michael Mainelli (filed as Exhibit 10.68 to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on May 30, 2018 (SEC Reg. No. 333-224940) and incorporated by reference herein).

10.17●	Employment Agreement effective as of August 20, 2018 between Xtant Medical Holdings, Inc. and Kathie J. Lenzen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.18●	Employment Agreement effective as of July 9, 2018 between Xtant Medical Holdings, Inc. and Kevin D. Brandt (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.19●	Offer Letter dated February 7, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.20●	Employment Agreement effective as of February 11, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.21	Amended and Restated Credit Agreement dated July 27, 2015 between Bacterin International, Inc. and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

10.22	First Amendment to Amended and Restated Credit Agreement dated March 31, 2016 among Bacterin International, Inc. and OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.23	Amendment to Amended and Restated Credit Agreement dated as of April 14, 2016 among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.24	Fourth Amendment to Amended and Restated Credit Agreement dated as of July 29, 2016 among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

Exhibit No.	Description
10.25	Sixth Amendment to Amended and Restated Credit Agreement dated as of September 27, 2016 among Bacterin International, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2016 (SEC File No. 0-34941) and incorporated by reference herein).

10.26	Seventh Amendment to Amended and Restated Credit Agreement dated as of December 31, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.27	Eighth Amendment to Amended and Restated Credit Agreement dated as of January 13, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.28	Ninth Amendment to Amended and Restated Credit Agreement dated as of January 31, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.29	Tenth Amendment to Amended and Restated Credit Agreement dated as of February 14, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.30	Eleventh Amendment to Amended and Restated Credit Agreement dated as of February 28, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.31	Twelfth Amendment and Waiver to Amended and Restated Credit Agreement dated as of March 31, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.32	Thirteenth Amendment to Amended and Restated Credit Agreement dated as of April 30, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.33	Fourteenth Amendment to Amended and Restated Credit Agreement dated as of May 11, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 12, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.34	Fifteenth Amendment to Amended and Restated Credit Agreement dated as of June 30, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

Exhibit No.	Description
10.35	Sixteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.36	Seventeenth Amendment and Waiver to Amended and Restated Credit Agreement dated as of August 11, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.37	Eighteenth Amendment to Amended and Restated Credit Agreement dated as of September 29, 2017 by and among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.38	Nineteenth Amendment to Amended and Restated Credit Agreement dated as of October 31, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.39	Twentieth Amendment and Waiver to Amended and Restated Credit Agreement dated as of November 30, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.40	Twenty-First Amendment to Amended and Restated Credit Agreement dated as of December 28, 2017 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2017 (SEC File No. 0-34941) and incorporated by reference herein).

10.41	Twenty-Second Amendment to Amended and Restated Credit Agreement dated as of January 30, 2018 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.42	Twenty-Third Amendment to Amended and Restated Credit Agreement dated as of February 14, 2018 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.43	Twenty-Fourth Amendment to Amended and Restated Credit Agreement effective as of April 1, 2018 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.44	Twenty-Fifth Amendment to Amended and Restated Credit Agreement effective as of August 1, 2018 among Bacterin International, Inc., Xtant Medical Holdings, Inc., X-Spine Systems, Inc., Xtant Medical, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

Exhibit No.	Description
10.45	Restructuring and Exchange Agreement dated as of January 11, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.46	Securities Purchase Agreement dated as of February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.47	Second Amended and Restated Credit Agreement dated March 29, 2019 among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical Systems, Inc., X-spine Systems, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.48	Distribution Agreement dated January 23, 2014 between X-spine Systems, Inc. and Zimmer Spine, Inc., as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2015 (SEC File No. 0-34941) and incorporated by reference herein).

16.1	Letter from EKS&H LLLP to the SEC dated October 8, 2018 (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on August 25, 2015 (SEC File No. 333-203492) and incorporated by reference herein).

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

●	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Previously filed or furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

By:	/s/ Greg Jensen
Name:	Greg Jensen
Title:	Vice President, Finance and Interim Chief Financial Officer (principal executive, financial and accounting officer and duly authorized person)
Date:	April 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2019.

Signature	Title

/s/ Greg Jensen	Vice President, Finance and Interim Chief Financial Officer
Greg Jensen	(principal executive, financial and accounting officer)

/s/ John Bakewell	Director
John Bakewell

/s/ Michael Eggenberg	Director
Michael Eggenberg

/s/ Robert McNamara	Director
Robert McNamara

/s/ Jeffrey Peters	Director
Jeffrey Peters

/s/ Matthew Rizzo	Director
Matthew Rizzo

