Form 10-Q
period 2019-03-31
Xtant Medical Holdings, Inc.
filed 2019-05-15
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 001-34951

XTANT MEDICAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5313323
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

664 Cruiser Lane Belgrade, Montana	59714
Address of Principal Executive Offices	Zip Code

(406) 388-0480

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.000001 per share	XTNT	NYSE American LLC

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 6, 2019: 13,161,762.

XTANT MEDICAL HOLDINGS, INC.
FORM 10-Q

March 31, 2019

As used in this report, references to “Xtant,” the “Company,” “we,” our,” or “us,” unless the context otherwise requires, refer to Xtant Medical Holdings, Inc., and its wholly owned subsidiaries, Xtant Medical, Inc., Bacterin International, Inc., and X-spine Systems, Inc., all of which are consolidated on Xtant’s condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the applicable securities laws. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	our ability to comply with the covenants in our second amended and restated credit agreement;
●	our ability to maintain sufficient liquidity to fund our operations;
●	our ability to obtain financing on reasonable terms;
●	our ability to increase or maintain revenue;
●	the ability of our sales force to achieve expected results;
●	our ability to remain competitive;
●	government regulations;
●	our ability to innovate and develop new products;
●	our ability to obtain donor cadavers for our products;
●	our ability to engage and retain qualified technical personnel and members of our management team;
●	the availability of our facilities;
●	government and third-party coverage and reimbursement for our products;
●	our ability to obtain and maintain regulatory approvals;
●	our ability to successfully integrate future business combinations or acquisitions;
●	our ability to use our net operating loss carry-forwards to offset future taxable income;
●	our ability to deduct all or a portion of the interest payments on the notes for U.S. federal income tax purposes;
●	our ability to service our debt;
●	product liability claims and other litigation to which we may be subjected;
●	product recalls and defects;
●	timing and results of clinical studies;
●	our ability to obtain and protect our intellectual property and proprietary rights;
●	infringement and ownership of intellectual property;
●	our ability to remain accredited with the American Association of Tissue Banks; and
●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,097	$6,797
Trade accounts receivable, net of allowance for doubtful accounts of $2,161 and $2,140, respectively	9,493	9,990
Inventories, net	16,526	17,301
Prepaid and other current assets	464	589
Total current assets	33,580	34,677
Property and equipment, net	6,382	7,174
Right-of-use asset, net	2,568	—
Goodwill	3,205	3,205
Intangible assets, net	558	573
Other assets	772	793
Total Assets	$47,065	$46,422

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,036	$6,465
Accrued liabilities	4,429	5,150
Warrant derivative liability	25	10
Current portion of lease liability	374	—
Current portion of financing lease obligations	388	426
Total current liabilities	11,252	12,051
Long-term Liabilities:
Lease liability, less current portion	2,194	—
Financing lease obligation, less current portion	138	204
Long-term debt, less issuance costs	72,657	77,939
Total Liabilities	86,241	90,194
Commitments and Contingencies (note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 50,000,000 shares authorized; 13,161,762 shares issued and outstanding as of March 31, 2019 and 13,172,179 shares issued and outstanding as of December 31, 2018	—	—
Additional paid-in capital	178,668	171,273
Accumulated deficit	(217,844)	(215,045)
Total Stockholders’ Equity (Deficit)	(39,176)	(43,772)
Total Liabilities & Stockholders’ Equity (Deficit)	$47,065	$46,422

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue
Orthopedic product sales	$16,686	$17,830
Other revenue	40	104
Total Revenue	16,726	17,934

Cost of sales	5,913	5,702
Gross Profit	10,813	12,232

Operating Expenses
General and administrative	4,196	3,025
Sales and marketing	6,742	8,349
Research and development	262	414
Depreciation and amortization	159	1,004
Restructuring expenses	—	733
Non-cash compensation expense	122	364
Total Operating Expenses	11,481	13,889

Loss from Operations	(668)	(1,657)

Other (Expense) Income
Interest expense	(2,018)	(3,545)
Change in warrant derivative liability	(15)	(38)
Other (expense) income	(75)	(13)
Total Other (Expense)	(2,108)	(3,596)

Net Loss Before Provision for Income Taxes	(2,776)	(5,253)

Provision for Income Taxes	(23)	—
Net Loss	$(2,799)	$(5,253)

Net loss per share:
Basic	$(0.21)	$(0.70)
Dilutive	$(0.21)	$(0.70)

Shares used in the computation:
Basic	13,170,721	7,481,550
Dilutive	13,170,721	7,481,550

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Paid-In-Capital	Deficit	(Deficit)
Balance at December 31, 2017	1,514,899	$—	$86,247	$(144,946)	$(58,699)

Stock-based compensation	—	—	364	—	364
Issuance of common stock	11,562,569	—	79,198	—	79,198
Net loss	—	—	—	(5,253)	(5,253)
Balance at March 31, 2018	13,077,468	$—	$165,808	$(150,198)	$15,610

Balance at December 31, 2018	13,172,179	$—	$171,273	$(215,045)	$(43,772)

Stock-based compensation	—	—	122	—	122
Forfeiture of restricted stock	(10,417)	—	—	—	—
Debt extinguishment	—	—	7,264	—	7,264
Issuance of warrant	—	—	9	—	9
Net loss	—	—	—	(2,799)	(2,799)
Balance at March 31, 2019	13,161,762	$—	$178,668	$(217,844)	$(39,176)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,799)	$(5,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	776	1,586
Loss/(gain) on disposal of fixed assets	116	(23)
Non-cash interest	1,991	3,446
Non-cash consulting expense/stock option expense	122	364
Provision for losses on accounts receivable and inventory	247	39
Change in derivative warrant liability	15	38
Changes in operating assets and liabilities:
Accounts receivable	403	2,290
Inventories	623	(182)
Prepaid and other assets	146	660
Accounts payable	(429)	(1,884)
Accrued liabilities	(721)	(845)
Net cash provided by operating activities	490	236

Investing activities:
Purchases of property and equipment and intangible assets	(137)	(132)
Proceeds from sale of fixed assets	51	—
Net cash used in investing activities	(86)	(132)

Financing activities:
Payments on financing leases	(104)	(79)
Expense associated with private placement and convertible debt conversion/exchange	—	(3,519)
Proceeds from issuance of stock	—	6,810
Net cash (used in) provided by financing activities	(104)	3,212

Net change in cash and cash equivalents	300	3,316
Cash and cash equivalents at beginning of period	6,797	2,856
Cash and cash equivalents at end of period	$7,097	$6,172

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), a Delaware corporation, and its wholly owned subsidiaries, Xtant Medical, Inc. (“Xtant Medical”), a Delaware corporation, Bacterin International, Inc. (“Bacterin”), a Nevada corporation, and X-spine Systems, Inc. (“X-spine”), an Ohio corporation (Xtant, Xtant Medical, Bacterin, and X-spine are jointly referred to herein as the “Company” or sometimes “we”, “our,” or “us”). All intercompany balances and transactions have been eliminated in consolidation.

Xtant is a global medical technology company focused on the design, development, and commercialization of a comprehensive portfolio of orthobiologics and spinal implant systems to facilitate spinal fusion in complex spine, deformity, and degenerative procedures.

The accompanying condensed consolidated financial statements of Xtant for the three months ended March 31, 2019 and 2018 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation.

Interim results are not necessarily indicative of results that may be achieved in the future for the full year ending December 31, 2019.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

As described in more detail below, effective as of February 13, 2018, the Company effected a 1-for-12 reverse split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split is reflected in the share amounts in all periods presented in this report.

Corporate Restructuring

Restructuring Agreement

On January 11, 2018, we entered into a Restructuring and Exchange Agreement (the “Restructuring Agreement”) with ROS Acquisition Offshore LP, OrbiMed Royalty Opportunities II, LP (collectively referred to herein as the “Investors”), Bruce Fund, Inc., Park West Partners International, Limited (“PWPI”), Park West Investors Master Fund, Limited (“PWIMF”), and Telemetry Securities, L.L.C., collectively referred to herein as the “Holders.”

Pursuant to the Restructuring Agreement, and following the execution of the Sixth Amendment to the 2017 Notes, described in the “Debt” and “Equity” sections below, on January 17, 2018, the Investors converted 6.00% convertible senior unsecured notes due 2021, plus accrued and unpaid interest, at the $9.11 per share conversion rate originally provided thereunder (the “2017 Notes”), into 189,645 shares of our common stock.

On February 14, 2018, after giving effect to the Reverse Stock Split (described below), the $70.3 million aggregate principal amount of our then outstanding 6.00% convertible senior unsecured notes due 2021 held by the Holders (the “Remaining Notes”), plus accrued and unpaid interest, were exchanged for newly-issued shares of our common stock at an exchange rate of 138.8889 shares per $1,000 principal amount of the Remaining Notes, for an exchange price of $7.20 per share (the “Notes Exchange”). This resulted in the issuance of 10,401,309 shares of our common stock to the Holders and the Investors acquiring an approximately 70% controlling interest in our outstanding shares of common stock. Upon the completion of the Notes Exchange, all outstanding obligations under our convertible senior secured notes were satisfied in full and the Indentures governing such notes were discharged.

Pursuant to the terms of the Restructuring Agreement, we commenced a rights offering to allow our stockholders as of a record date of April 27, 2018 to purchase up to an aggregate of 1,137,515 shares of our common stock at a subscription price of $7.20 per share. The rights offering expired on June 18, 2018. We issued 129 shares of common stock in the rights offering and received $0.9 thousand gross proceeds.

Amended and Restated Certificate of Incorporation

On February 13, 2018, following a special meeting of our stockholders, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Charter (the “Certificate Amendment”) The Certificate Amendment amended and restated our Charter (the “Charter”), to, among other things:

●	effect the Reverse Stock Split;
●	after giving effect to the Reverse Stock Split, decrease the number of authorized shares of common stock available for issuance from 95,000,000 to 50,000,000 and increase the number of authorized shares of preferred stock available for issuance from 5,000,000 to 10,000,000;
●	authorize the Board of Directors (“Board”) to increase or decrease the number of shares of any series of our capital stock, provided that such increase or decrease does not exceed the number of authorized shares or represent less than the number of shares then outstanding;
●	authorize the Board to issue new series of preferred stock without approval of the holders of common stock or other series of preferred stock, with such powers, preferences, and rights as may be determined by the Board;
●	authorize a majority of the Board to fix the number of our directors;
●	indemnify the members of the Board to the fullest extent permitted by law;
●	remove the classification of the Board to require all directors to be elected annually;
●	provide that special meetings of our stockholders may only be called by the Board, the chairman of the Board, or our chief executive officer;
●	provide that no stockholder will be permitted cumulative voting at any election of directors;
●	elect not to be governed by Section 203 of the Delaware General Corporation Law (the “DGCL”);
●	elect the Court of Chancery of the State of Delaware to be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers, or other employees, any action under the DGCL, our Charter, or bylaws, or any actions governed by the internal affairs doctrine; and
●	require the vote of at least two-thirds of the voting power of the then outstanding shares of our capital stock to amend or repeal certain provisions of our Charter.

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

Private Placement SPA

On February 14, 2018, we entered into a Securities Purchase Agreement (the “Private Placement SPA”) with the Investors pursuant to which the Investors purchased from us an aggregate of 945,819 shares of our common stock at a price of $7.20 per share for aggregate proceeds of $6.8 million.

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

For so long as the Ownership Threshold is met, we must obtain the approval of the Investors to proceed with the following actions: (i) issue new securities; (ii) incur over $0.25 million of debt in a fiscal year; (iii) sell or transfer over $0.25 million of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $0.25 million of assets or properties in a fiscal year; (v) make capital expenditures over $0.125 million individually or $1.5 million in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of the Board; and (ix) make loans to, make investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $0.25 million in a fiscal year. As long as the Ownership Threshold is met, we may not increase the size of the Board beyond seven directors without the approval of a majority of the directors nominated by the Investors.

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

Registration Rights Agreement

Effective February 14, 2018, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Holders. The Registration Rights Agreement requires us to, among other things, file with the U.S. Securities and Exchange Commission (“SEC”) a shelf registration statement within 90 days of the date of the Registration Rights Agreement covering the resale, from time to time, of our common stock issued. The registration statement became effective on June 4, 2018.

Second Amended and Restated Bylaws

On February 14, 2018, we amended and restated our current bylaws by adopting the Second Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws amended our existing bylaws to, among other things:

●	provide for annual and special meetings of stockholders to be held through remote communications;
●	provide for the election of any directors not elected at an annual meeting of stockholders to be elected at a special meeting of stockholders;
●	declassify the Board into one group of directors that will hold office until the subsequent annual meeting of stockholders and until the election and qualification of such directors’ respective successors;
●	provide for the filling of a new directorship or director vacancy by the affirmative vote of the holders of a majority of the voting power of our shares of stock;

●	allow for a majority of the Board present to adjourn a Board meeting if a quorum is not met;
●	unless otherwise restricted in the Amended Bylaws or our Charter, provide the Board with the authority to fix the compensation of directors, including, without limitation, compensation for services as members of Board committees;
●	allow us to enter into an agreement with a stockholder to restrict the transfer of shares held by such stockholder in any manner not prohibited by the DGCL; and
●	allow the Board to declare dividends on our capital stock, subject to any provisions of our Charter and applicable law.

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management believes that all significant credit risks have been identified at March 31, 2019.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill and intangible assets and liabilities, valuation allowances for trade receivables, inventory and deferred income tax assets and liabilities, valuation of the warrant derivative liability, current and long-term financing lease obligations and corresponding right-of-use asset, inventory, and estimates for the fair value of long-term debt, stock options, grants, and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management reviewed the assumptions of intangible assets as of March 31, 2019 and determined that no impairment of the carrying value of the long-lived assets existed during the first quarter of 2019.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. The Company conducts its impairment test on an annual basis and will review the analysis assumptions on a quarterly basis. We test goodwill for impairment at the reporting unit level, which is an operating segment, or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

Revenue Recognition

The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2014-09, Topic 606, Revenue from Contracts with Customers, effective January 1, 2018 (“ASC 606”). This new accounting standard outlines a single, comprehensive model used in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry specific guidance from U.S. generally accepted accounting principles (“GAAP”). The core principle of the new accounting standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Adoption Impact

Given that our revenue recognition has remained generally the same as in prior years, the Company has elected the modified retrospective method of adoption. On January 1, 2018, we analyzed contracts that were not completed as of the adoption date. The cumulative effect of initially applying ASC 606 was de minimis, and therefore, there was no adjustment to the opening balance of retained earnings as of January 1, 2018. In addition, the Company determined that there was a de minimis difference in 2018 revenues under ASC 606 versus the previous guidance.

Disaggregation of Revenue

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America, with the split amongst these categories being substantially identical to the split during the year ended December 31, 2018. Sales are reported net of returns. No rebates, group purchasing organization fees, or other customer allowances are present and, therefore, are not relevant to net revenue determination.

In the United States, we generate most of our revenue from independent commissioned sales agents, and to a lesser extent, from direct sales, with the split amongst our sales channels being substantially identical to the split during the year ended December 31, 2018. We consign our orthobiologics products to hospitals and consign or loan our spinal implant sets to the independent sales agents. The spinal implant sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. Consigned sets are managed by the sales agent to service hospitals that are high volume users for multiple procedures. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries. Loaned sets are returned to the Company’s distribution center, replenished, and made available to sales agents for the next surgical procedure.

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

Performance Obligations

The Company’s contracts do not include a right of acceptance or a right to cancel. Therefore, our process for recognizing revenue does not require an evaluation of whether acceptance is received or a right to cancel has expired. Further, the Company does not incur upfront costs or exclusivity fees in conjunction with entering into a customer contract. The Company’s customer contracts do not provide for percentage of completion performance measures or contingent consideration.

In the normal course of business, the Company accepts returns of product that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes. Payment terms are generally net 30 days from invoice date, and some customers are offered discounts for early pay.

Contract Assets and Liabilities

The Company does not have deferred or unearned revenue arrangements with its customers that would give rise to contract liabilities. The Company recognizes sales commissions as incurred because the amortization period is less than one year. Additionally, the Company does not recognize unbilled receivables or progress payments to be billed that would result in a contract asset. All pricing and agreements are completed based on the contracted individual unit price; no other methods of determining price are allowed within the Company’s sales agreements. Therefore, no contract assets or contract liabilities are recorded in our condensed consolidated balance sheets as of March 31, 2019 and 2018.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new products, are expensed as incurred.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2019 and 2018, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported, as the effects of including 1,912,567 and 587,251 outstanding stock options and warrants for the three months ended March 31, 2019 and 2018, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates.

The Company follows a framework for measuring fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the three months ended March 31, 2019 and 2018, there were no reclassifications in financial assets or liabilities between Level 1, 2, or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis.

Warrant derivative liability (in thousands):

	As of March 31, 2019	As of December 31, 2018
Level 1	—	—
Level 2	—	—
Level 3	$25	$10

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us. See Note 9, “Warrants,” below.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019:

Warrant derivative liability (in thousands):

Balance at January 1, 2019	$10
Loss recognized in earnings	15
Balance at March 31, 2019	$25

During the three months ended March 31, 2019, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on their balance sheet for all leases with terms beyond 12 months. The new standard also requires enhanced disclosures that will provide more transparency and information to financial statement users about our lease portfolio. The distinction between operating and finance leases will continue to exist under the new standard. Additionally, the recognition and measurement of operating and finance lease expenses and cash flows will not change significantly from current treatment. For finance leases, lessees will continue to recognize interest expense on the lease liability using the effective yield method, while the right-of-use asset will be amortized on a straight-line basis. For operating leases, expense will be recognized on a straight-line basis, consistent with the previous standard. See Note 10, “Commitments and Contingencies,” below for further discussion on leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit losses: Measurement of Credit Losses on Financial Instruments, which amends certain provisions of ASC 326, Financial Instruments–Credit Loss. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718), which amends the current standard. Specifically, the new standard expands the scope of Topic 718 to include share-based payment awards to non-employees. Additionally, the ASU expands and amends the current standard to include and realign consistent with the changes to revenue standard Topic 606. Management expects that the adoption of this new standard will qualitatively impact the Company’s financial reporting. See further information below in Note 8, “Stock-Based Compensation.”

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40), to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations, or cash flows.

(2) Inventories, Net

Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$4,181	$4,136
Work in process	1,002	949
Finished goods	23,812	24,618
Gross inventories	28,995	29,703
Reserve for obsolescence	(12,469)	(12,402)
Total inventories, net	$16,526	$17,301

The Company provides implants and biologic inventory on consignment through its various sales channels to logistically place the inventory near the anticipated surgical location. Consigned inventory was approximately $9.3 million and $8.8 million at March 31, 2019 and December 31, 2018, respectively.

(3) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2019	December 31, 2018
Equipment	$4,105	$4,145
Computer equipment	450	481
Computer software	570	570
Furniture and fixtures	99	164
Leasehold improvements	3,941	3,941
Vehicles	10	10
Surgical instruments	10,807	10,722
Total cost	19,982	20,083
Less: accumulated depreciation	(13,600)	(12,909)
Property and equipment, net	$6,382	$7,174

The Company deploys certain surgical instruments through its various sales channels for use with purchased implants during surgical procedures. The instruments are classified as non-current assets within property and equipment and depreciated using the straight-line method over a five-year useful life. The net book value of consigned surgical instruments was approximately $3.8 million and $4.4 million at March 31, 2019 and December 31, 2018, respectively. Instruments are recorded at cost and are carried at net book value (cost less accumulated depreciation).

Depreciation expense related to property and equipment, including property under capital lease, for the first three months of 2019 and 2018 was $0.8 million and $0.7 million, respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of March 31, 2019, the Company has recorded $1.6 million gross assets in Equipment and $1.0 million of accumulated depreciation.

(4) Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets on businesses acquired associated with the acquisition of X-spine.

During the fourth quarter of 2018, several developments in our business led us to conclude that a goodwill impairment charge was appropriate. First, in connection with our annual planning process for 2019, we determined that the revenue growth rates for our fixation business likely would not be consistent with the expectations on which our initial 2018 annual plan was built. Second, in connection with our annual planning process for 2019, we curtailed a new sales channel strategy that we had implemented in 2018 to build a direct sales force since we determined that the sales channel strategy was not generating the benefits that we had originally thought it would. We also determined by the end of 2018 that our assumptions regarding the expansion of our international business were inaccurate and likely would not prove out to be true in the near future in light of our business priorities, international regulatory issues and anticipated funding requirements.

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

Based on the results of the impairment test and analysis, we concluded that application of a Step 2 goodwill impairment test was necessary to determine the amount of impairment loss, if any. We engaged a third-party specialist to assist in the valuation. We compared the carrying value of the assets, including cash, and non-interest-bearing liabilities to the derived enterprise value of the business. As a result, we recorded a non-cash goodwill impairment charge of $38.3 million. The remaining goodwill is valued at $3.2 million as of December 31, 2018.

Intangible assets consist of various patents with regard to processes for our products and intangible assets associated with the acquisition of X-spine.

Given the level of impairment initially indicated by the Step 1 analysis, an ASC 360, Property, Plant and Equipment, test was performed on the Company’s identified intangible assets. As a result of the analysis, the Company recorded an impairment charge of $9.8 million to its intangible assets during the fourth quarter of 2018.

The following table sets forth information regarding intangible assets (in thousands):

	March 31, 2019	December 31, 2018
Patents	$847	$847
Accumulated amortization	(289)	(274)
Intangible assets, net	$558	$573

The following is a summary of estimated future amortization expense for intangible assets as of March 31, 2019 (in thousands):

Remainder of 2019	$44
2020	58
2021	58
2022	58
2023	58
Thereafter	282
Total	$558

(5) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Wages/commissions payable	$2,170	$3,332
Other accrued liabilities	2,259	1,818
Accrued liabilities	$4,429	$5,150

(6) Debt

Convertible Note Indenture

During the first quarter of 2018 in connection with our Restructuring, all of the outstanding 6.00% convertible senior unsecured notes due 2021 were converted into shares of our common stock and the Indenture governing such notes was discharged.

Twenty-Second Amendment to the Amended and Restated Credit Agreement

Effective January 30, 2018, the Company and Investors entered into the Twenty-Second Amendment to the Amended and Restated Credit Agreement dated July 27, 2015, which amended the Amended and Restated Credit Agreement by and between Bacterin and ROS Acquisition Offshore LP (collectively, the “Prior Credit Agreement” and the facility created under such agreement, the “Credit Facility”). This amendment further deferred the Company’s accrued interest payment date for the fiscal quarters ended on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, until February 28, 2018.

Twenty-Third Amendment to the Prior Credit Agreement

Effective February 14, 2018, the Company and Investors entered into the Twenty-Third Amendment to the Prior Credit Agreement, which further amended the Prior Credit Agreement and terms of the Credit Facility. As of this amendment, the interest payable has been carried forward. As modified, the interest rate options within the Credit Facility are as follows: (i) through December 31, 2018, we will have the option at our sole discretion (a) to pay PIK Interest at LIBOR (as defined in the Credit Facility) plus 12% or (b) pay cash interest at LIBOR plus 10%; (ii) beginning January 1, 2019 through June 30, 2019, we will have the option at our sole discretion to either (a) pay PIK Interest at LIBOR plus 15% or (b) pay cash interest at LIBOR plus 10%; and (iii) beginning July 1, 2019 through the maturity date of the Credit Facility, we will pay cash interest at LIBOR plus 10%. The amendment also reduced the prepayment or repayment fee under the Credit Facility to 1%.

This amendment also modified the financial covenants in the Prior Credit Agreement, including removing the minimum revenue covenant and providing a minimum liquidity covenant, a consolidated leverage ratio covenant, and a minimum consolidated EBITDA covenant, all as defined in the Prior Credit Agreement.

Twenty-Fourth Amendment to the Prior Credit Agreement

On September 17, 2018, the Company and Investors entered into the Twenty-Fourth Amendment to the Prior Credit Agreement (the “24th Amendment”), which further amended the Prior Credit Agreement and the terms of the Credit Facility, effective as of April 1, 2018. Under the terms of the 24th Amendment, no interest will be charged on the loans under the Credit Facility (the “Loans”) from April 1, 2018, until June 30, 2018.

Due to the interest rate relief provided by the 24th Amendment, the Company performed an assessment of the changes to the terms of the Credit Facility in accordance with ASC 470, Debt. The Credit Facility was modified based on an evaluation of the present value of cash flows for the old and new debt instruments. Given the modification, a new effective interest rate of 13.45% for the modified loan was calculated based on the carrying amount of the debt and the present value of the revised future cash flows. The modified interest rate is effective through the remaining life of the loan.

Twenty-Fifth Amendment to the Prior Credit Agreement

Also on September 17, 2018, the Company and the Investors entered into the Twenty-Fifth Amendment to the Prior Credit Agreement (the “25th Amendment”), which further amended the Prior Credit Agreement and terms of the Credit Facility, effective as of August 1, 2018. Under the terms of the 25th Amendment:

●	no interest is charged on the Loans under the Credit Facility from July 1, 2018, until December 31, 2018;
●	the Optional PIK Interest (as such term is defined in the Prior Credit Agreement) was decreased from 15% plus the LIBO Rate (as such term is defined in the Amended and Restated Credit Agreement) to 10% plus the LIBO Rate, with a 2.3125% floor;
●	a LIBO Rate floor of 2.3125% was added; and
●	the fee due upon payment, prepayment, or repayment of the principal amount of the Loans under the Credit Facility, whether on the maturity date or otherwise, was increased to 2% from 1% of the aggregate principal amount of such payment, prepayment, or repayment.

The Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors with an exercise price of $0.01 per share and an expiration date of August 1, 2028 (collectively, the “2018 Warrants”). The issuance of the 2018 Warrants occurred on September 17, 2018 and was a condition to the effectiveness of the 25th Amendment. See Note 9, “Warrants,” below.

Second Amended and Restated Credit Agreement

On March 29, 2019, the Company and the Investors entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated the Prior Credit Agreement. Under the Second Amended and Restated Credit Agreement:

●	We may continue to make requests for term loans in amounts equal to the remaining commitment for additional delayed draw loans, which was approximately $2.2 million as of the date of the Second Amended and Restated Credit Agreement, and may request additional term loans with the Investors in an aggregate amount of up to $10.0 million, with the amount of each loan draw to be subject to our production of a thirteen-week cash flow forecast that is approved by the Investors and which shows a projected cash balance for the following two-week period of less than $1.5 million, as well as the satisfaction (or waiver in writing by each Investor) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents;
●	no interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019 until March 31, 2020;
●	beginning April 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;
●	the maturity date of the Loans is March 31, 2021;
●	the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted, and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and
●	the key person event default provision was revised to refer specifically to certain recently-hired executive officers of the Company.

Long-term debt, less issuance costs, consist of long-term debt due to the lenders under our Second Amended and Restated Credit Agreement as of March 31, 2019 and under our Prior Credit Agreement as of December 31, 2018. The execution of the Second Amended and Restated Credit Agreement during the first quarter of 2019 and the changes to our credit facility reflected therein, including the interest rate relief and extended maturity, along with the additional availability, were determined to be and accounted for as a debt extinguishment under U.S. generally accepted accounting principles (“GAAP”), resulting in the write-off of the original loan and associated issuance costs. The present value of the new loan was determined to be $72.7 million as of March 31, 2019 with the Company recording an increase to additional paid-in capital of $7.3 million. Because of the related party affiliation between the Company and our credit facility lenders, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our condensed consolidated statements of operations as a gain on extinguishment. While the fair value of our long-term debt, less issuance costs, was $72.7 million as of March 31, 2019 under GAAP, the Company still owes a principal balance of $50.7 million plus accrued PIK interest of $28.8 million as of March 31, 2019. Assuming no debt payments are made, our long-term debt, less issuance costs line item will continue to increase until the loan’s March 31, 2021 maturity date.

Due to the terms within the Second Amended and Restated Credit Agreement, the Company performed an assessment of the changes to the terms of the Prior Credit Agreement in accordance with ASC 470. Given there were cumulative changes to Prior Credit Agreement within one year of March 29, 2019, the debt terms that existed as of March 29, 2018 were used in the evaluation of the present value of cash flows for the old and new debt instruments which resulted in the extinguishment of the Prior Credit Agreement and recognition of the Second Amended and Restated Credit Agreement. A new effective interest rate of 13.19% for the Second Amended and Restated Credit Agreement was calculated based on the carrying amount of the debt and the present value of the revised future cash flows. This rate is effective through the remaining life of the loan.

On April 1, 2019, the Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors, with an exercise price of $0.01 per share and an expiration date of April 1, 2029 (collectively, the “2019 Warrants”). The issuance of the 2019 Warrants occurred on April 1, 2019 and was a condition to the effectiveness of the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Amounts due under Second Amended and Restated Credit Agreement	$72,657	$—
Amounts due under Prior Credit Agreement	—	55,787
PIK interest payable related to Credit Agreements	—	27,178
Plus: 2% exit fee on Prior Credit Agreement	—	254
Gross long-term debt	72,657	83,219
Less: discount on Credit Agreements	—	(5,114)
Less: total debt issuance costs on Credit Agreements	—	(166)
Long-term debt, less issuance costs	$72,657	$77,939

All gross long-term debt will mature March 31, 2021 and become payable at that time.

The following is a summary of maturities due on the debt as of March 31, 2019 (in thousands):

Remainder of 2019	$—
2020	—
2021	72,657
2022	—
2023	—
Thereafter	—
Total	$72,657

(7) Equity

Convertible Note Indenture

During the first quarter of 2018, in connection with our Restructuring (defined above), all of the outstanding 6.00% convertible senior unsecured notes due 2021 were converted or exchanged into shares of our common stock, and the Indenture governing such notes was discharged. On January 17, 2018, the Investors converted a $1.6 million aggregate principal amount of 6.00% convertible senior unsecured promissory notes due in 2021, which were issued effective January 17, 2017, plus accrued and unpaid interest, into 189,645 shares of our common stock. On February 14, 2018, an additional $70.3 million aggregate principal amount of notes, plus accrued and unpaid interest, were exchanged for 10,401,309 newly-issued shares of our common stock.

Private Placement SPA

On February 14, 2018, we sold to the Investors, pursuant to the Private Placement SPA, 945,819 shares of our common stock at a price of $7.20 per share for aggregate proceeds of $6.8 million.

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

(8) Stock-Based Compensation

Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan

On August 1, 2018, our stockholders approved the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) at the 2018 annual meeting of stockholders of Xtant. The 2018 Plan became effective immediately upon approval by our stockholders and will expire on July 31, 2028, unless terminated earlier. The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan (the “Prior Plan”) with respect to future grants of equity awards. The Prior Plan will continue to govern equity awards granted under the Prior Plan. The 2018 Plan permits the Board, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board may select 2018 Plan participants and determine the nature and amount of awards to be granted. Subject to adjustment as provided in the 2018 Plan, the number of shares of our common stock available for issuance under the 2018 Plan is 1,307,747 shares. Under the 2018 Plan, shares of our common stock related to awards granted under the plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of the shares will be available again for grant under the plan.

The Board has granted various awards under the 2018 Plan to certain directors, officers and employees. As of March 31, 2019, stock options to purchase an aggregate of 180,770 shares of our common stock, a restricted stock award for 13,021 shares of common stock and restricted stock units covering 40,000 shares were outstanding under the 2018 Plan. During the three months ended March 31, 2019, options to purchase 370,000 shares of common stock granted under the 2018 Plan were forfeited and cancelled as a result of the termination of employment of optionees. As of March 31, 2019, of the 1,307,747 shares of common stock available for issuance under the 2018 Plan, 1,060,935 shares remained available for future issuance. Shares of common stock issued under the 2018 Plan may be newly issued shares or reacquired shares.

From time to time, we have granted options to purchase shares of our common stock outside of any stockholder-approved plan to new hires (collectively the “Non-Plan Grants”). As of March 31, 2019, no Non-Plan Grants were outstanding. During the three months ended March 31, 2019, Non-Plan Grants to purchase 25,000 shares of common stock were forfeited and cancelled as a result of the termination of employment of the optionee.

Stock options granted under the 2018 Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The exercise price of all stock options granted under the 2018 Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The 2018 Plan is administered by the Board. Stock options granted under the 2018 Plan are generally not transferable, vest in installments over the requisite service period, and are exercisable during the stated contractual term of the option only by the optionee.

Stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2019 and 2018 is based on awards expected to vest and reflects an estimate of awards that will be forfeited. ASU No. 2018-07, Stock Compensation (Topic 718), requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options to purchase an aggregate of 100,000 shares of common stock were issued during the three months ended March 31, 2019; zero options were issued during the same period in 2018.

Stock option activity, including options granted under the 2018 Plan, the Prior Plan, and the Non-Plan Grants, was as follows:

	2019			2018
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	496,958	$9.90	$6.62	67,465	$71.03	$36.85
Granted	100,000	$2.24	$1.95	—	—	—
Cancelled or expired	(395,000)	$4.71	$3.69	(131)	$88.82	$55.76
Outstanding at March 31	201,958	$10.62	$6.74	67,334	$74.70	$36.74
Exercisable at March 31	71,249	$24.35	$14.09	67,334	$74.70	$36.74

The estimated fair value of stock options granted is done using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Three Months Ended
	March 31,
	2019	2018
Risk free interest rate	2.7%	—
Dividend yield	0%	—
Expected term	10.0 years	—
Expected volatility	91%	—
Expected forfeiture rate	30%	—

The aggregate intrinsic value of options outstanding as of March 31, 2019 was $77,000. The closing price of our common stock at March 31, 2019 ($3.01) was less than the exercise prices of all options issued under the Prior Plan or the 2018 Plan, other than an option to purchase 100,000 shares at an exercise price of $2.24.

During the three months ended March 31, 2018, all options were fully vested and expensed due to the change in control as a result of the Corporate Restructuring, noted above.

Total stock-based compensation recognized for employees and directors was $0.1 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, and was recognized as Non-cash compensation expense.

(9) Warrants

2018 Warrants

On September 17, 2018, the Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors with an exercise price of $0.01 per share and an expiration date of August 1, 2028 (the “2018 Warrants”). The issuance of the 2018 Warrants was a condition to the effectiveness of the 25th Amendment. The fair value of the 2018 Warrants upon issue was determined to be $5.1 million (see Note 6, “Debt”). In accordance with ASC No. 815-40, the 2018 Warrants meet all requirements to be classified as equity awards. The number of shares of Company common stock issuable upon exercise of the 2018 Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions.

2019 Warrants

On April 1, 2019, the Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors with an exercise price of $0.01 per share and an expiration date of April 1, 2029. As a result of the issuance of the warrant to purchase 1.2 million shares of common stock on April 1, 2019, the total outstanding common stock warrants as of April 1, 2019 was 2,910,609. The issuance of the 2019 Warrants was a condition to the effectiveness of the Second Amended and Restated Credit Agreement. The fair value of the 2019 Warrants upon issuance was determined to be $9 thousand. The significant decrease in value of the 2019 Warrants compared to the 2018 Warrants was attributable to the updated forecasts and assumptions used by the Company during the annual planning process for 2019 that resulted in our decision to conclude that a goodwill and intangible asset impairment charge was appropriate during the fourth quarter of 2018. See Note 4, “Goodwill and Intangible Assets.” The 2019 Warrants meet all the requirements to be classified as equity awards in accordance with ASC No. 815-40. The number of shares of Company common stock issuable upon exercise of the 2019 Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions. See Note 15, “Subsequent Events.”

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	1,710,609	$7.33
Issued	—	—
Expired	—	—
Outstanding at March 31, 2019	1,710,609	$7.33

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Value of underlying common stock (per share)	$3.05	$7.89
Risk free interest rate	2.3%	2.3%
Expected term in years	3.5	4.3
Volatility	93%	98%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the three months ended March 31, 2019 and 2018:

	2019	2018
Balance at January 1,	87,509	93,759
Derivative warrants issued	—	—
Derivative warrants exercised	—	—
Derivative warrants expired	—	—
Balance at March 31,	87,509	93,759

We utilize a lattice valuation model to determine the fair market value of the warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features, as outlined in the warrant agreements. We recorded an unrealized loss of $15 thousand resulting from the change in the fair value of the warrant derivative liability for the three months ended March 31, 2019. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

(10) Commitments and Contingencies

Operating Leases

We currently lease five office facilities, having terminated the Miamisburg, Ohio, lease on February 28, 2019. These leases are under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its long-term operating leases as right-of-use assets. Upon initial adoption, using the modified retrospective transition approach, no leases with terms less than 12-months have been capitalized to the balance sheet consistent with ASC 842. Instead, these leases are recognized in the Condensed Consolidated Statement of Operations on a straight-line expense throughout the lives of the leases. All leases of the Company do not contain common area maintenance or security agreements. In connection with certain operating leases, the Company has security deposits recorded and maintained as a prepaid asset totaling $36 thousand as of March 31, 2019.

We have made certain assumptions and judgments when applying ASC 842, the most significant of which is that we elected the package of practical expedients available for transition which allow us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. Additionally, we did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

Present Value of Long-term Leases

(in thousands):	March 31, 2019
Right-of-use assets, net	$2,568

Current portion of lease liability	374
Lease liability, less current portion	2,194
Total lease liability	$2,568

As of March 31, 2019, the weighted-average remaining lease term was 5.5 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of March 31, 2019, the Company estimates the weighted-average discount rate for its operating leases to be 3.0% to present value based on the federal discount rate.

Future minimum payments for the next five years and thereafter as of March 31, 2019 under these long-term operating leases are as follows (in thousands):

Remainder of 2019	$379
2020	511
2021	516
2022	532
2023	473
Thereafter	225
Total future minimum lease payments	2,636
Less amount representing interest	(68)
Present value of obligations under operating leases	2,568
Less current portion	(374)
Long-term operating lease obligations	$2,194

Rent expense was $0.1 million and $0.2 million for each of the three months ended March 31, 2019 and 2018, respectively. We have no contingent rent agreements.

Financing Leases

Future minimum payments for the next five years and thereafter as of March 31, 2019 under financing leases for equipment are as follows (in thousands):

Remainder of 2019	$368
2020	218
2021	—
2022	—
2023	—
Thereafter	—
Total future minimum lease payments	586
Less amount representing interest	(60)
Present value of obligations under financing leases	526
Less current portion	(388)
Long-term financing lease obligations	$138

Litigation

On December 13, 2018, a complaint was filed by RSB Spine, LLC, against Xtant Medical Holdings, Inc., which claims that some of our products, including the Irix-ATM Lumbar Integrated Fusion System and the Irix-CTM Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. The complaint seeks an adjudication of infringement, an injunction against future infringement, unspecified damages for infringement, a finding that such infringement is willful, and treble damages for such willful infringement. This action was brought in the United States District Court for the District of Delaware. We filed an answer and affirmative defenses to the complaint on March 29, 2019, denying the allegations of infringement and seeking dismissal of RSB Spine’s claims and requested relief. The Court entered a scheduling order on May 9, 2019, scheduling trial for no sooner than June 21, 2021. We intend to vigorously defend the claims in this action. Because this matter is in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our business, financial condition, or results of operations.

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada, by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties. Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions. Axis seeks relief in the form of damages in an amount in excess of $1.0 million. On March 6, 2019, the Court granted Xtant’s motion for summary judgment on Axis’s claims for breach of contract and breach of the covenant of good faith and fair dealing but denied Xtant’s motion for summary judgment on Axis’s unjust enrichment claim. Xtant is evaluating its alternatives in light of the court order. Because this matter is in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, management believes it is unlikely that the ultimate resolution of this matter will result in a material adverse effect on our business, financial condition, or results of operations.

In October 2016, Phoenix Surgical, Inc., a former distributor, sued Xtant for its alleged participation in a scheme orchestrated by a former Phoenix Surgical sales representative to divert sales away from Phoenix Surgical to another entity. On April 26, 2019, the parties entered into a confidential settlement agreement which resolved the dispute and resulted in a settlement payment by Xtant in an undisclosed amount that is not material to Xtant’s financial position and will not have a material effect on its results of operations.

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

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request.

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

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2019 and 2018.

(12) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$27	$259
Non-cash activities:
Issuance of capital leases	$—	$84
Lease liability from right-of-use assets	$2,568	$—
Interest converted into common stock	$—	$556
Conversion of convertible debt to equity	$—	$71,865
Convertible PIK interest	$—	$4,764
Conversion of interest related to the Credit Facility to long-term debt	$—	$7,977
Write-off of convertible debt issuance cost	$—	$1,012
Extinguishment of Prior Credit Agreement (including debt issuance costs)	$79,624	$—
Write-off of Prior Credit Agreement debt issuance costs and existing ROS fees	$307	$—
Recognition of Second Amended and Restated Credit Agreement	$72,657	$—
Recognition of 2019 Warrants	$9	$—

(13) Related Party Transactions

The Investors, owning approximately 70% of the Company’s outstanding common stock, are the sole holders of our outstanding long-term debt. In addition, as described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies,” we are party to an Investor Rights Agreement and Registration Rights Agreement with the Investors. Transactions between the Company and the Investors are conducted under the provisions of the Second Amended and Restated Credit Agreement, the Prior Credit Agreement, the Investor Rights Agreement, and the Registration Rights Agreement, as noted above.

On April 5, 2019, the Company entered into a Sublease Agreement wherein the Company will lease from Cardialen, Inc., a portion of Cardialen’s office space commencing April 2019, on a month-to-month basis until January 2024, unless terminated earlier upon notice of 60 days, for a monthly rental fee of approximately $2,100 for 2019. Because Jeffrey Peters is both a member of our Board and the Chief Executive Officer, President, and a Director of Cardialen, this transaction qualifies as a related party transaction. See Note 15, “Subsequent Events.”

All related party transactions are reviewed and approved by the Audit Committee or the disinterested members of the full Board.

(14) Segment and Geographic Information

The Company’s management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture, and marketing of orthopedic medical products and devices.

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 96% of sales were in the United States for the three months ended March 31, 2019 and 2018, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$16,039	$17,153
Rest of world	687	781
Total revenue	$16,726	$17,934

(15) Subsequent Events

2019 Warrants

On April 1, 2019, the Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Investors with an exercise price of $0.01 per share and an expiration date of April 1, 2029. The issuance of the 2019 Warrants was a condition to the effectiveness of the Second Amended and Restated Credit Agreement. The fair value of the 2019 Warrants upon issuance was determined to be $9 thousand. The significant decrease in value of the 2019 Warrants compared to the 2018 Warrants was attributable to the updated forecasts and assumptions used by the Company during the annual planning process for 2019 that resulted in our decision to conclude that a goodwill and intangible asset impairment charge was appropriate during the fourth quarter of 2018. See Note 4, “Goodwill and Intangible Assets.” The 2019 Warrants meet all the requirements to be classified as equity awards in accordance with ASC No. 815-40. The number of shares of Company common stock issuable upon exercise of the 2019 Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions. See Note 9, “Warrants.”

Related Party Transaction

On April 5, 2019, the Company entered into a Sublease Agreement wherein the Company will lease from Cardialen, Inc., a portion of Cardialen’s office space commencing April 2019, on a month-to-month basis until January 2024, unless terminated earlier upon notice of 60 days, for a monthly rental fee of approximately $2,100 for 2019. Because Jeffrey Peters is both a member of our Board and the Chief Executive Officer, President, and a Director of Cardialen, this transaction qualifies as a related party transaction. Because Jeffrey Peters is both a member of our Board and the Chief Executive Officer, President, and a Director of Cardialen, this transaction qualifies as a related party transaction. The Company’s corporate governance policies require that the Audit Committee or the disinterested members of the full Board review and approve all related party transactions. The Audit Committee reviewed the Sublease Agreement and determined that the transaction is fair, just, and reasonable to the Company and that it is in the best interests of the Company and its stockholders.

Receipt of Noncompliance Notification from NYSE American

On April 4, 2019, the Company received a letter from the NYSE American LLC (the “Exchange”) notifying the Company that it is not in compliance with the Exchange’s continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2.0 million and net losses in two of its three most recent fiscal years, Section 1003(a)(ii) with stockholders’ equity of less than $4.0 million and net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) with stockholders’ equity of less than $6.0 million and net losses in its five most recent fiscal years. Therefore, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide. On May 3, 2019, the Company submitted a plan of compliance to the Exchange addressing how the Company intends to regain compliance with Sections 1003(a)(i), 1003(a)(ii), and 1003(a)(iii) or meet the exemption in Section 1003(a) of the Company Guide by October 4, 2020. The Company’s common stock will continue to trade on the Exchange under the symbol “XTNT,” with the added designation of “.BC” to indicate that the Company is not in compliance with the Exchange’s continued listing standards.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended by Form 10-K/A. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q.

Executive Summary

We develop, manufacture, and market regenerative medicine products and medical devices for domestic and international markets. Our products serve the specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants, and instrumentation for the treatment of spinal disease. We promote our products in the United States largely through independent distributors and stocking agents, augmented by direct employees.

During the first quarter of 2018, we effected a significant restructuring pursuant to which we converted an aggregate of $71.9 million of aggregate principal amount of debt into equity by issuing an aggregate of 10,590,954 shares of our stock, in cancellation thereof, issued an additional 945,819 shares of our common stock in a private placement for an aggregate purchase price of $6.8 million, completed a 1-for-12 reverse split of our common stock after the close of business on February 13, 2018, and replaced our entire Board of Directors. We completed this restructuring during the second quarter of 2018 with a common stock stockholder rights offering, which expired on June 18, 2018, and resulted in the issuance of an additional 129 shares of common stock. Upon completion of this restructuring and as of March 31, 2019, two funds affiliated with OrbiMed, which held a significant portion of our converted indebtedness and continue to hold all of our currently outstanding debt, own approximately 70% of our outstanding common stock. Because of this significant ownership, we are a “controlled company” within the meaning of NYSE American corporate governance standards.

During 2018 and continuing through the first quarter of 2019, we experienced reduced revenues due primarily to continued softness in our hardware product line for both domestic and international sales. As of March 31, 2019, our cash and cash equivalents were $7.1 million. On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement, which amended and restated our Prior Credit Agreement, revised certain covenants and increased our credit availability by $10.0 million, resulting in total availability of $12.2 million as of March 31, 2019.

On April 4, 2019, we received a letter from the NYSE American LLC (the “Exchange”) notifying us that we are not in compliance with the Exchange’s continued listing standards relating to stockholders’ equity. Specifically, we are not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2.0 million and net losses in two of its three most recent fiscal years, Section 1003(a)(ii) with stockholders’ equity of less than $4.0 million and net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) with stockholders’ equity of less than $6.0 million and net losses in its five most recent fiscal years. Therefore, we became subject to the procedures and requirements of Section 1009 of the Company Guide. On May 3, 2019, we submitted a plan of compliance to the Exchange addressing how we intend to regain compliance with Sections 1003(a)(i), 1003(a)(ii), and 1003(a)(iii) or meet the exemption in Section 1003(a) of the Company Guide by October 4, 2020. Our common stock will continue to trade on the Exchange under the symbol “XTNT,” with the added designation of “.BC” to indicate that we are not in compliance with the Exchange’s continued listing standards.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

Revenue

Total revenue for the three months ended March 31, 2019 was $16.7 million, which represents a decrease of 7% compared to $17.9 million in the same quarter of the prior year. The decline is primarily due to continued softness in the company’s hardware product line for both domestic and international sales.

Cost of Sales

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 3.7%, or $0.2 million, to $5.9 million for the three months ended March 31, 2019 from $5.7 million for the three months ended March 31, 2018. As a percentage of revenue, cost of sales increased to 35.4% for the three months ended March 31, 2019 versus 31.8% in the year-ago period. The percentage increase was attributed primarily to inventory reserving and manufacturing overhead absorption.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, research and development expenses, depreciation and amortization, impairment of goodwill and intangible assets, restructuring expenses, and compensation costs, including incentive compensation. Operating expenses decreased 17.3%, or $2.4 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. As a percent of total revenue, operating expenses were 68.6% in the three months ended March 31, 2019, compared to 77.4% in the comparable period in the prior year. The decrease in operating expenses is primarily due to the reduction in sales and marketing expenses of $1.6 million due primarily to lower sales commissions and travel expenses. In addition, amortization expense was lower by $0.8 million because of the impairment of intangibles assets that occurred in the fourth quarter of 2018.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting, and other professional fees, as well as occupancy costs. General and administrative expenses increased 38.7%, or $1.2 million, to $4.2 million for the three months ended March 31, 2019, compared to the same period of 2018. The increase is primarily attributable to settlement expenses totaling $0.5 million, increased professional fees of $0.5 million and increased legal expenses of $0.2 million incurred during the three months ended March 31, 2019 compared to the same prior year period.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 19.2%, or $1.6 million, to $6.7 million for the three months ended March 31, 2019, compared to $8.3 million for the same period of 2018. As a percentage of revenue, sales and marketing expenses decreased to 40.3% in the three months ended March 31, 2019 from 46.6% in the comparable period the prior year. These decreases were primarily due to lower travel expenses, headcount, decreased commissions attributable to decreased revenue, and the impact from changes made to the commission rate structure under certain distribution agreements.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses decreased 36.7%, or $0.2 million, from $0.4 million for the three months ended March 31, 2018 to $0.2 million for the same period of 2019. This decrease is primarily due to a reduction in headcount as compared to the prior year period. During the first quarter of 2019, management decided to defer a portion of its new product development spend into the third and fourth quarters of 2019.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation and amortization of long-lived intangible assets, patents, leasehold improvements, and equipment. Depreciation and amortization expense decreased $0.8 million to $0.2 million for the three months ended March 31, 2019, from $1.0 million for the same period in 2018 primarily due to the impairment of the intangible assets in the fourth quarter of 2018.

Restructuring Expenses

Restructuring expenses were zero for the three months ended March 31, 2019 and $0.7 million for the three months ended March 31, 2018. Restructuring costs for the three months ended March 31, 2018 related to our recapitalization and debt restructuring.

Non-cash Consulting Expense

Non-cash consulting expense consists of non-cash expense associated with granting restricted stock to directors and consultants. Non-cash consulting expense decreased $0.2 million to $0.1 million for the three months ended March 31, 2019 from $0.4 million for the same period in the prior year primarily as a result of the grant of restricted stock to our non-employee directors during the three months ended March 31, 2018 which did not recur during the same period of this year.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $2.0 million for the three months ended March 31, 2019 compared to $3.5 million for the three months ended March 31, 2018. The decrease in interest expense is due to the Twenty-Fifth Amendment to the Prior Credit Agreement, resulting in lower effective interest rates on our outstanding debt during the three months ended March 31, 2019 compared to the prior year period.

Change in Warrant Derivative Liability

For the three months ended March 31, 2019, we recorded a loss in our non-cash warrant derivative liability of $15 thousand, which was primarily driven by the change in the closing price of our common stock at March 31, 2019 and 2018, respectively. This liability is associated with the issuance of warrants as part of our prior convertible debt financing, our 2010 financing, and our 2014 equity financing, which contain certain provisions requiring us to record a change in the fair value of the warrant derivative liability from period to period.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through operating cash flows, the private placement of equity securities and convertible debt, an equity credit facility, a debt facility, a common stock rights offering, and other debt transactions.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$7,097	$6,797
Accounts receivable, net	9,493	9,990
Inventories, net	16,526	17,301
Total current assets	33,580	34,677
Accounts payable	6,036	6,465
Accrued liabilities	4,429	5,150
Total current liabilities	11,252	12,051
Total working capital	22,328	22,626
Long-term debt, less issuance costs	72,657	77,939

Long-term debt, less issuance costs, consist of long-term debt due to the lenders under our Second Amended and Restated Credit Agreement as of March 31, 2019 and under our Prior Credit Agreement as of December 31, 2018. The execution of the Second Amended and Restated Credit Agreement during the first quarter of 2019 and the changes to our credit facility reflected therein, including the interest rate relief and extended maturity, along with the additional availability, were determined to be and accounted for as a debt extinguishment under U.S. generally accepted accounting principles (“GAAP”), resulting in the write-off of the original loan and associated issuance costs. The present value of the new loan was determined to be $72.7 million as of March 31, 2019 with the Company recording an increase to additional paid-in capital of $7.3 million. Because of the related party affiliation between the Company and our credit facility lenders, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our condensed consolidated statements of operations as a gain on extinguishment. While the fair value of our long-term debt, less issuance costs, was $72.7 million as of March 31, 2019 under GAAP, the Company still owes a principal balance of $50.7 million plus accrued PIK interest of $28.8 million as of March 31, 2019. Assuming no debt payments are made, our long-term debt, less issuance costs line item will continue to increase until the loan’s March 31, 2021 maturity date. See Note 6, “Debt” to the condensed consolidated financial statements.

Cash Flows

Net cash provided by operating activities for the first three months of 2019 was $0.5 million driven primarily from improvement in operating activities of $0.6 million, partially offset by changes in operating assets and liabilities of $0.1 million. For the comparable period of 2018, net cash provided by operating activities was $0.2 million.

Net cash used in investing activities for the first three months of 2019 and 2018 was $0.1 million and $0.1 million, respectively, primarily representing purchases of property and equipment.

Net cash used in financing activities was $0.1 million compared to net cash provided by financing activities of $3.2 million for the first three months of 2019 and 2018, respectively. The net cash provided by the prior year period was due to proceeds from a private placement, partially offset by costs associated therewith and our debt conversion.

Credit Facility

On March 29, 2019, we entered into the Second Amended and Restated Credit Agreement with the Investors, which amended and restated the Prior Credit Agreement dated as of July 27, 2015, among the parties thereto, and as subsequently amended through the Twenty-Fifth Amendment to the Prior Credit Agreement.

The Second Amended and Restated Credit Agreement amended the Prior Credit Agreement to provide that we may request term loans with the Investors in an amount equal to the remaining commitment for additional delayed draw loans, which was approximately $2.2 million as of the date of the Second Amended and Restated Credit Agreement, and request additional term loans in an aggregate amount of up to $10.0 million, the amount of each loan draw to be subject to our production of a thirteen-week cash flow forecast that is approved by the Investors and which shows a projected cash balance for the following two-week period of less than $1.5 million, as well as the satisfaction (or waiver in writing by each Investor) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents. In addition, the Second Amended and Restated Credit Agreement provides that (i) no interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019, until March 31, 2020; (ii) beginning April 1, 2020, through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%; (iii) the maturity date of the Loans is March 31, 2021; (iv) the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and (v) the key person event default provision was revised to refer specifically to certain recently-hired executive officers of the Company. Under the terms of the Prior Credit Agreement, we were required to comply with a minimum liquidity covenant, a consolidated leverage ratio covenant, and a minimum consolidated EBITDA covenant. We were in compliance with all covenants under the Second Amended and Restated Credit Agreement as of March 31, 2019 and under the Prior Credit Agreement as of December 31, 2018. As of March 31, 2019, there was $12.2 million in unused availability under the Second Amended and Restated Credit Agreement.

Cash Requirements

We believe that our March 31, 2019, cash and cash equivalents of $7.1 million, together with the availability of $12.2 million under our new Second Amended and Restated Credit Agreement, will be sufficient to meet our anticipated cash requirements through the end of March 2020. However, we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Prior to raising additional equity or debt financing, we must obtain the consent of the Investors, and no assurance can be provided that the Investors would provide such consent, which could limit our ability to raise additional financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investor in our shares.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on their balance sheet for all leases with terms beyond 12 months. The new standard also requires enhanced disclosures that will provide more transparency and information to financial statement users about our lease portfolio. The distinction between operating and finance leases will continue to exist under the new standard. Additionally, the recognition and measurement of operating and finance lease expenses and cash flows will not change significantly from current treatment. For finance leases, lessees will continue to recognize interest expense on the lease liability using the effective yield method, while the right-of-use asset will be amortized on a straight-line basis. For operating leases, expense will be recognized on a straight-line basis, consistent with the previous standard. See Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit losses: Measurement of Credit Losses on Financial Instruments, which amends certain provisions of ASC 326, Financial Instruments–Credit Loss. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718), which amends the current standard. Specifically, the new standard expands the scope of Topic 718 to include share-based payment awards to non-employees. Additionally, the ASU expands and amends the current standard to include and realign consistent with the changes to revenue standard Topic 606. Management expects that the adoption of this new standard will qualitatively impact the Company’s financial reporting. See further information in Note 8, “Stock-Based Compensation.”

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40), to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, but early adoption is permitted. We are currently evaluating this update to determine the full impact of its adoption but do not expect this accounting standards update to have a material impact on our consolidated financial position, results of operations, or cash flows.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

There have been no changes in our critical accounting estimates for the three months ended March 31, 2019 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, our principal executive and financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than hiring a new Interim Chief Financial Officer in February 2019, the resignation of the Company’s Interim Chief Executive Officer in March 2019 and the assumption of the principal executive officer role by the Interim Chief Financial Officer upon resignation of the Interim Chief Executive Officer.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 13, 2018, a complaint was filed by RSB Spine, LLC, against Xtant Medical Holdings, Inc., which claims that some of our products, including the Irix-ATM Lumbar Integrated Fusion System and the Irix-CTM Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. The complaint seeks an adjudication of infringement, an injunction against future infringement, unspecified damages for infringement, a finding that such infringement is willful, and treble damages for such willful infringement. This action was brought in the United States District Court for the District of Delaware. We filed an answer and affirmative defenses to the complaint on March 29, 2019, denying the allegations of infringement and seeking dismissal of RSB Spine’s claims and requested relief. The Court entered a scheduling order on May 9, 2019, scheduling trial for no sooner than June 21, 2021. We intend to vigorously defend the claims in this action. Because this matter is in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our business, financial condition, or results of operations.

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada, by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties. Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions. Axis seeks relief in the form of damages in an amount in excess of $1.0 million. On March 6, 2019, the Court granted Xtant’s motion for summary judgment on Axis’s claims for breach of contract and breach of the covenant of good faith and fair dealing but denied Xtant’s motion for summary judgment on Axis’s unjust enrichment claim. Xtant is evaluating its alternatives in light of the court order. Because this matter is in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, management believes it is unlikely that the ultimate resolution of this matter will result in a material adverse effect on our business, financial condition, or results of operations.

In October 2016, Phoenix Surgical, Inc., a former distributor, sued Xtant for its alleged participation in a scheme orchestrated by a former Phoenix Surgical sales representative to divert sales away from Phoenix Surgical to another entity. On April 26, 2019, the parties entered into a confidential settlement agreement which resolved the dispute and resulted in a settlement payment by Xtant in an amount that is not material to Xtant’s financial position and will not have a material effect on its results of operations.

In addition, we are engaged in ordinary routine litigation incidental to our business from time to time, including product liability disputes.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

As previously disclosed, on March 29, 2019, we entered into the Second Amended and Restated Credit Agreement with the Investors. As a condition to the effectiveness of the Second Amended and Restated Credit Agreement, on April 1, 2019, the Company issued warrants to purchase an aggregate of 1.2 million shares of our Common Stock to the Investors with an exercise price of $0.01 per share and an expiration date of April 1, 2029. See Note 6, “Debt,” to our condensed consolidated financial statements for more information. The issuance of the 2019 Warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. The issuance of any shares of our Common Stock in connection with the exercise of the 2019 Warrants is also expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Company

We did not purchase any shares of our common stock or other equity securities of our company during the quarter ended March 31, 2019.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

On April 3, 2019, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved new compensation arrangements for its executive officers, including an increase in annual base salary for Greg Jensen, Vice President, Finance and Interim Chief Financial Officer from $325,000 to $400,000, effective as of March 18, 2019.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.1	Warrant dated as of April 1, 2019 issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.2	Warrant dated as of April 1, 2019 issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed as Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.1	Employment Agreement effective as of February 11, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.2	Offer Letter dated February 7, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.3	Second Amended and Restated Credit Agreement dated March 29, 2019 among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical Systems, Inc., X-spine Systems, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 15, 2019	By:	/s/ Greg Jensen
	Name:	Greg Jensen
	Title:	Vice President, Finance and Interim Chief Financial Officer (principal executive, financial and accounting officer and duly authorized person)

