Form 10-Q
period 2019-06-30
Xtant Medical Holdings, Inc.
filed 2019-08-08
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 7, 2019: 13,161,762.

XTANT MEDICAL HOLDINGS, INC.
FORM 10-Q

June 30, 2019

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the applicable securities laws. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	our ability to comply with the covenants in our second amended and restated credit agreement;
●	our ability to maintain sufficient liquidity to fund our operations;
●	our ability to obtain financing on reasonable terms;
●	our ability to increase or maintain revenue;
●	the ability of our sales force to achieve expected results;
●	our ability to remain competitive;
●	government regulations;
●	our ability to innovate and develop new products;
●	our ability to retain and recruit independent sales agents and the impact of the termination of an advisory agreement with an entity that provided services to some of our customers;
●	our ability to obtain donor cadavers for our products;
●	our ability to engage and retain qualified technical personnel and members of our management team;
●	the availability of our facilities;
●	government and third-party coverage and reimbursement for our products;
●	our ability to obtain and maintain regulatory approvals;
●	our ability to successfully integrate future business combinations or acquisitions;
●	our ability to use our net operating loss carry-forwards to offset future taxable income;
●	our ability to deduct all or a portion of the interest payments on the notes for U.S. federal income tax purposes;
●	our ability to service our debt;
●	product liability claims and other litigation to which we may be subjected;
●	product recalls and defects, including the December 2018 recall of our Calix Lumbar Spine Implant System;
●	timing and results of clinical studies;
●	our ability to obtain and protect our intellectual property and proprietary rights;
●	infringement and ownership of intellectual property;
●	our ability to remain accredited with the American Association of Tissue Banks; and
●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ii

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,318	$6,797
Trade accounts receivable, net of allowance for doubtful accounts of $1,223 and $2,140, respectively	8,565	9,990
Inventories, net	15,828	17,301
Prepaid and other current assets	592	589
Total current assets	32,303	34,677
Property and equipment, net	5,600	7,174
Right-of-use asset, net	2,296	—
Goodwill	3,205	3,205
Intangible assets, net	544	573
Other assets	549	793
Total Assets	$44,497	$46,422

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,194	$6,465
Accrued liabilities	5,867	5,150
Warrant derivative liability	21	10
Current portion of lease liability	511	—
Current portion of financing lease obligations	337	426
Total current liabilities	9,930	12,051
Long-term Liabilities:
Lease liability, less current portion	1,796	—
Financing lease obligation, less current portion	16	204
Long-term debt, less issuance costs	73,831	77,939
Total Liabilities	85,573	90,194
Commitments and Contingencies (note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 50,000,000 shares authorized; 13,161,762 shares issued and outstanding as of June 30, 2019 and 13,172,179 shares issued and outstanding as of December 31, 2018	—	—
Additional paid-in capital	178,707	171,273
Accumulated deficit	(219,783)	(215,045)
Total Stockholders’ Equity (Deficit)	(41,076)	(43,772)
Total Liabilities & Stockholders’ Equity (Deficit)	$44,497	$46,422

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Orthopedic product sales	$15,197	$18,653	$31,883	$36,483
Other revenue	74	88	114	191
Total Revenue	15,271	18,741	31,997	36,674

Cost of sales	5,365	6,266	11,278	11,968
Gross Profit	9,906	12,475	20,719	24,706

Operating Expenses
General and administrative	4,041	3,498	8,359	6,885
Sales and marketing	6,072	8,545	12,814	16,894
Research and development	210	418	472	832
Depreciation and amortization	146	1,041	305	2,045
Restructuring expenses	—	1,234	—	1,968
Total Operating Expenses	10,469	14,736	21,950	28,624

Loss from Operations	(563)	(2,261)	(1,231)	(3,918)

Other (Expense) Income
Interest expense	(1,301)	(2,820)	(3,319)	(6,366)
Change in warrant derivative liability	4	79	(11)	41
Other (expense) income	(57)	—	(132)	(12)
Total Other (Expense)	(1,354)	(2,741)	(3,462)	(6,337)

Net Loss Before Provision for Income Taxes	(1,917)	(5,002)	(4,693)	(10,255)

Provision for income taxes	(22)	—	(45)	—
Net Loss	$(1,939)	$(5,002)	$(4,738)	$(10,255)

Net loss per share:
Basic	$(0.15)	$(0.38)	$(0.36)	$(1.00)
Dilutive	$(0.15)	$(0.38)	$(0.36)	$(1.00)

Shares used in the computation:
Basic	13,161,762	13,085,668	13,166,136	10,299,090
Dilutive	13,161,762	13,085,668	13,166,136	10,299,090

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED JUNE 30

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Paid-In-Capital	Deficit	Equity (Deficit)
Balance at March 31, 2018	13,077,468	$—	$165,808	$(150,199)	$15,609

Stock-based compensation	—	—	—	—	—
Issuance of common stock	67,837	—	1	—	1
Net loss	—	—	—	(5,002)	(5,002)
Balance at June 30, 2018	13,145,305	$—	$165,809	$(155,201)	$10,608

Balance at March 31, 2019	13,161,762	$—	$178,668	$(217,844)	$(39,176)

Stock-based compensation	—	—	39	—	39
Net loss	—	—	—	(1,939)	(1,939)
Balance at June 30, 2019	13,161,762	$—	$178,707	$(219,783)	$(41,076)

STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED JUNE 30

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Paid-In-Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	1,514,899	$—	$86,247	$(144,946)	$(58,699)

Stock-based compensation	—	—	363	—	363
Issuance of common stock	11,630,406	—	79,199	—	79,199
Net loss	—	—	—	(10,255)	(10,255)
Balance at June 30, 2018	13,145,305	$—	$165,809	$(155,201)	$10,608

Balance at December 31, 2018	13,172,179	$—	$171,273	$(215,045)	$(43,772)

Stock-based compensation	—	—	161	—	161
Forfeiture of restricted stock	(10,417)	—	—	—	—
Debt extinguishment	—	—	7,264	—	7,264
Issuance of warrant	—	—	9	—	9
Net loss	—	—	—	(4,738)	(4,738)
Balance at June 30, 2019	13,161,762	$—	$178,707	$(219,783)	$(41,076)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(4,738)	$(10,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,559	3,227
Loss on disposal of fixed assets	92	205
Non-cash interest	3,272	6,205
Non-cash rent	11	-
Non-cash stock option expense/change in derivative warrant liability	172	364
Provision for losses on accounts receivable and inventory	750	83

Changes in operating assets and liabilities:
Accounts receivable	1,403	2,152
Inventories	955	(388)
Prepaid and other assets	242	1,120
Accounts payable	(3,481)	(1,948)
Accrued liabilities	717	(421)
Net cash provided by operating activities	954	344

Investing activities:
Purchases of property and equipment and intangible assets	(211)	(288)
Proceeds from sale of fixed assets	163	—
Net cash used in investing activities	(48)	(288)

Financing activities:
Payments on financing leases	(277)	(167)
Costs associated with Second Amended and Restated Credit Agreement	(108)	—
Costs associated with private placement and convertible debt conversion/exchange	—	(3,507)
Proceeds from equity private placement	—	6,810
Proceeds from issuance of stock	—	1
Net cash (used in) provided by financing activities	(385)	3,137

Net change in cash and cash equivalents	521	3,193
Cash and cash equivalents at beginning of period	6,797	2,856
Cash and cash equivalents at end of period	$7,318	$6,049

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description, Basis of Presentation and Summary of Significant Accounting Policies

Business Description and Basis of Presentation

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

The accompanying condensed consolidated financial statements of Xtant for the three and six months ended June 30, 2019 and 2018 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation.

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

During the preparation of this Quarterly Report on Form 10-Q, the Company identified an immaterial misstatement on the condensed consolidated balance sheet as of June 30, 2018. The Accumulated deficit line item was overstated by $320 thousand and should have been reported as $155.2 million instead of $155.5 million. The Total stockholders’ equity (deficit) and Total liabilities and stockholders’ equity (deficit) line items in the condensed consolidated balance sheet as of June 30, 2018 were correct. In addition, the Accumulated deficit line item in subsequent Quarterly Reports on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2018 were correct. Management evaluated the effect of this misstatement on the prior period and concluded that the prior period was not materially misstated. Accordingly, the misstatement has been corrected in the second quarter of 2019 and in this Quarterly Report on Form 10-Q. Specifically, the June 30, 2018 balance under the Retained deficit column in the condensed consolidated statements of equity for the three and six months ended June 30, 2018 reflects a retained deficit of $155.2 million instead of $155.5 million.

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

On February 14, 2018, after giving effect to the Reverse Stock Split (described below), the $70.3 million aggregate principal amount of our then outstanding 6.00% convertible senior unsecured notes due 2021 held by the Holders (the “Remaining Notes”), plus accrued and unpaid interest, were exchanged for newly-issued shares of our common stock at an exchange rate of 138.8889 shares per $1,000 principal amount of the Remaining Notes, for an exchange price of $7.20 per share (the “Notes Exchange”). This resulted in the issuance of 10,401,309 shares of our common stock to the Holders and the Investors acquiring an approximately 70% controlling interest in our outstanding shares of common stock. Upon the completion of the Notes Exchange, all outstanding obligations under our convertible senior secured notes were satisfied in full, and the Indentures governing such notes were discharged.

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

Amended and Restated Certificate of Incorporation

On February 13, 2018, following a special meeting of our stockholders, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Charter (the “Certificate Amendment”). The Certificate Amendment amended and restated our Charter (the “Charter”) to, among other things:

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management believes that all significant credit risks have been identified at June 30, 2019.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill and intangible assets and liabilities, valuation allowances for trade receivables, inventory and deferred income tax assets and liabilities, valuation of the warrant derivative liability, current and long-term financing lease obligations and corresponding right-of-use asset, and estimates for the fair value of long-term debt, stock options, grants, and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Management reviewed the assumptions of intangible assets as of June 30, 2019 and determined that no impairment of the carrying value of the long-lived assets existed during the second quarter of 2019.

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

Disaggregation of Revenue

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. No rebates, group purchasing organization fees, or other customer allowances are present and so are not relevant to net revenue determination. The following table presents revenues from these product lines for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	June 30, 2019	Total Revenue	June 30, 2018	Total Revenue
Orthobiologics	$11,020	72%	$12,713	68%
Spinal implant	$4,177	27%	$5,940	32%
Other revenue	$74	1%	$88	0%
Total revenue	$15,271	100%	$18,741	100%

	Six Months Ended	Percentage of	Six Months Ended	Percentage of
	June 30, 2019	Total Revenue	June 30, 2018	Total Revenue
Orthobiologics	$23,020	72%	$24,818	68%
Spinal implant	$8,863	27%	$11,665	31%
Other revenue	$114	1%	$191	1%
Total revenue	$31,997	100%	$36,674	100%

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

In the normal course of business, the Company accepts returns of products that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes. Payment terms are generally net 30 days from invoice date, and some customers are offered discounts for early pay.

Contract Assets and Liabilities

The Company does not have deferred or unearned revenue arrangements with its customers that would give rise to contract liabilities. The Company recognizes sales commissions as incurred because the amortization period is less than one year. Additionally, the Company does not recognize unbilled receivables or progress payments to be billed that would result in a contract asset. All pricing and agreements are completed based on the contracted individual unit price; no other methods of determining price are allowed within the Company’s sales agreements. Therefore, no contract assets or contract liabilities are recorded in our condensed consolidated balance sheets as of June 30, 2019 and 2018.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new products, are expensed as incurred.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the six months ended June 30, 2019 and 2018, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported, as the effects of including 3,135,973 and 558,161 outstanding stock options, restricted stock units and warrants for the six months ended June 30, 2019 and 2018, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the six months ended June 30, 2019 and 2018, there were no reclassifications in financial assets or liabilities between Level 1, 2, or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis.

Warrant derivative liability (in thousands):

	As of June 30, 2019	As of December 31, 2018
Level 1	—	—
Level 2	—	—
Level 3	$21	$10

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us. See Note 9, “Warrants,” below.

Level 3 Changes

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2019:

Warrant derivative liability (in thousands):

Balance at January 1, 2019	$10
Loss recognized in earnings	11
Balance at June 30, 2019	$21

During the six months ended June 30, 2019, the Company did not change any of the valuation techniques used to measure its liabilities at fair value.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments–Credit losses: Measurement of Credit Losses on Financial Instruments, which amends certain provisions of ASC 326, Financial Instruments–Credit Loss. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief. The amendments in the update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The effective date and transition methodology for the amendment have not changed. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial position, results of operations, or cash flows.

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

(2)	Inventories, Net

Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$3,465	$3,519
Work in process	1,480	949
Finished goods	23,534	25,235
Gross inventories	28,479	29,703
Reserve for obsolescence	(12,651)	(12,402)
Total inventories, net	$15,828	$17,301

The Company provides implants and biologic inventory on consignment through its various sales channels to logistically place the inventory near the anticipated surgical location. Consigned inventory was approximately $9.2 million and $8.8 million at June 30, 2019 and December 31, 2018, respectively.

(3)	Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2019	December 31, 2018
Equipment	$4,082	$4,145
Computer equipment	455	481
Computer software	570	570
Furniture and fixtures	99	164
Leasehold improvements	3,955	3,941
Vehicles	10	10
Surgical instruments	10,794	10,772
Total cost	19,965	20,083
Less: accumulated depreciation	(14,365)	(12,909)
Property and equipment, net	$5,600	$7,174

The Company deploys certain surgical instruments through its various sales channels for use with purchased implants during surgical procedures. The instruments are classified as non-current assets within property and equipment and depreciated using the straight-line method over a five-year useful life. The net book value of consigned surgical instruments was approximately $4.9 million and $4.4 million at June 30, 2019 and December 31, 2018, respectively. Instruments are recorded at cost and are carried at net book value (cost less accumulated depreciation).

Depreciation expense related to property and equipment, including property under capital lease, for the first six months of 2019 and 2018 was $1.5 million and $1.6 million, respectively.

The Company leases certain equipment under capital leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of June 30, 2019, the Company has recorded $1.6 million gross assets in Equipment and $1.0 million of accumulated depreciation.

(4)	Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets on businesses acquired associated with the acquisition of X-spine.

During the fourth quarter of 2018, several developments in our business led us to conclude that a goodwill impairment charge was appropriate. First, in connection with our annual planning process for 2019, we determined that the revenue growth rates for our fixation business likely would not be consistent with the expectations on which our initial 2018 annual plan was built. Second, in connection with our annual planning process for 2019, we curtailed a new sales channel strategy that we had implemented in 2018 to build a direct sales force since we determined that the sales channel strategy was not generating the benefits that we had originally thought it would. We also determined by the end of 2018 that our assumptions regarding the expansion of our international business were inaccurate and likely would not prove to be true in the near future in light of our business priorities, international regulatory issues and anticipated funding requirements.

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

Based on the results of the impairment test and analysis, we concluded that application of a Step 2 goodwill impairment test was necessary to determine the amount of impairment loss, if any. We engaged a third-party specialist to assist in the valuation. We compared the carrying value of the assets, including cash, and non-interest-bearing liabilities to the derived enterprise value of the business. As a result, we recorded a non-cash goodwill impairment charge of $38.3 million. The remaining goodwill was valued at $3.2 million as of December 31, 2018. This amount remains unchanged as of June 30, 2019.

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

The following table sets forth information regarding intangible assets (in thousands):

	June 30, 2019	December 31, 2018
Patents	$847	$847
Accumulated amortization	(303)	(274)
Intangible assets, net	$544	$573

The following is a summary of estimated future amortization expense for intangible assets as of June 30, 2019 (in thousands):

Remainder of 2019	$30
2020	58
2021	58
2022	58
2023	58
Thereafter	282
Total	$544

(5)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Wages/commissions payable	$3,808	$3,332
Other accrued liabilities	2,059	1,818
Accrued liabilities	$5,867	$5,150

(6)	Debt

Convertible Note Indenture

During the first quarter of 2018 in connection with our Restructuring, all of the outstanding 6.00% convertible senior unsecured notes due 2021 were converted into shares of our common stock and the Indenture governing such notes was discharged.

Twenty-Second Amendment to the Amended and Restated Credit Agreement

Effective January 30, 2018, the Company and the Investors entered into the Twenty-Second Amendment to the Amended and Restated Credit Agreement dated July 27, 2015, which amended the Amended and Restated Credit Agreement by and between Bacterin and ROS Acquisition Offshore LP (collectively, the “Prior Credit Agreement” and the facility created under such agreement, the “Credit Facility”). This amendment further deferred the Company’s accrued interest payment date for the fiscal quarters ended on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, until February 28, 2018.

Twenty-Third Amendment to the Prior Credit Agreement

Effective February 14, 2018, the Company and the Investors entered into the Twenty-Third Amendment to the Prior Credit Agreement, which further amended the Prior Credit Agreement and terms of the Credit Facility. As of this amendment, the interest payable was carried forward. As modified, the interest rate options within the Credit Facility was as follows: (i) through December 31, 2018, we had the option at our sole discretion (a) to pay PIK Interest at LIBOR (as defined in the Credit Facility) plus 12% or (b) pay cash interest at LIBOR plus 10%; (ii) beginning January 1, 2019 through June 30, 2019, we had the option at our sole discretion to either (a) pay PIK Interest at LIBOR plus 15% or (b) pay cash interest at LIBOR plus 10%; and (iii) beginning July 1, 2019 through the maturity date of the Credit Facility, we will pay cash interest at LIBOR plus 10%. The amendment also reduced the prepayment or repayment fee under the Credit Facility to 1%.

This amendment also modified the financial covenants in the Prior Credit Agreement, including removing the minimum revenue covenant and providing a minimum liquidity covenant, a consolidated leverage ratio covenant, and a minimum consolidated EBITDA covenant, all as defined in the Prior Credit Agreement.

Twenty-Fourth Amendment to the Prior Credit Agreement

On September 17, 2018, the Company and the Investors entered into the Twenty-Fourth Amendment to the Prior Credit Agreement (the “24th Amendment”), which further amended the Prior Credit Agreement and the terms of the Credit Facility, effective as of April 1, 2018. Under the terms of the 24th Amendment, no interest was charged on the loans under the Credit Facility (the “Loans”) from April 1, 2018, until June 30, 2018.

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

Twenty-Fifth Amendment to the Prior Credit Agreement

Also on September 17, 2018, the Company and the Investors entered into the Twenty-Fifth Amendment to the Prior Credit Agreement (the “25th Amendment”), which further amended the Prior Credit Agreement and terms of the Credit Facility, effective as of August 1, 2018. Under the terms of the 25th Amendment:

●	no interest was charged on the Loans under the Credit Facility from July 1, 2018, until December 31, 2018;
●	the Optional PIK Interest (as such term is defined in the Prior Credit Agreement) was decreased from 15% plus the LIBO Rate (as such term is defined in the Amended and Restated Credit Agreement) to 10% plus the LIBO Rate, with a 2.3125% floor;
●	a LIBO Rate floor of 2.3125% was added; and
●	the fee due upon payment, prepayment, or repayment of the principal amount of the Loans under the Credit Facility, whether on the maturity date or otherwise, was increased to 2% from 1% of the aggregate principal amount of such payment, prepayment, or repayment.

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

Long-term debt, less issuance costs consists of long-term debt due to the lenders under our Second Amended and Restated Credit Agreement as of June 30, 2019 and under our Prior Credit Agreement as of December 31, 2018. The execution of the Second Amended and Restated Credit Agreement during the first quarter of 2019 and the changes to our credit facility reflected therein, including the interest rate relief and extended maturity, along with the additional availability, were determined to be and accounted for as a debt extinguishment under GAAP, resulting in the write-off of the original loan and associated issuance costs. The present value of the new loan was determined to be $72.7 million as of March 31, 2019 with the Company recording an increase to additional paid-in capital of $7.3 million. Because of the related party affiliation between the Company and our credit facility lenders, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our condensed consolidated statements of operations as a gain on extinguishment. As of June 30, 2019, our long-term debt, less issuance costs was $73.8 million. While our long-term debt, less issuance costs balance was $73.8 million as of June 30, 2019 under GAAP, the Company owes a principal balance of $55.8 million plus accrued PIK interest of $29.0 million as of June 30, 2019. Assuming no debt payments are made, our long-term debt, less issuance costs line item will continue to increase until the loan’s March 31, 2021 maturity date.

Due to the terms within the Second Amended and Restated Credit Agreement, the Company performed an assessment of the changes to the terms of the Prior Credit Agreement in accordance with ASC 470. Given there were cumulative changes to the Prior Credit Agreement within one year of March 29, 2019, the debt terms that existed as of March 29, 2018 were used in the evaluation of the present value of cash flows for the old and new debt instruments which resulted in the extinguishment of the Prior Credit Agreement and recognition of the Second Amended and Restated Credit Agreement. A new effective interest rate of 13.19% for the Second Amended and Restated Credit Agreement was calculated based on the carrying amount of the debt and the present value of the revised future cash flows. This rate is effective through the remaining life of the loan.

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

Long-term debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Amounts due under Second Amended and Restated Credit Agreement	$72,657	$—
Amounts due under Prior Credit Agreement	—	55,787
PIK interest payable related to Credit Agreements	1,149	27,178
Plus: 2% exit fee on Prior Credit Agreement	133	254
Gross long-term debt	73,939	83,219
Less: discount on Credit Agreements	—	(5,114)
Less: total debt issuance costs on Credit Agreements	(108)	(166)
Long-term debt, less issuance costs	$73,831	$77,939

All gross long-term debt, comprising of a principal balance of $55.8 million plus accrued PIK interest of $29.0 million as of June 30, 2019, will mature March 31, 2021 and become payable at that time.

The following is a summary of maturities due on the long-term debt as of June 30, 2019 (in thousands):

Remainder of 2019	$—
2020	—
2021	73,939
2022	—
2023	—
Thereafter	—
Total	$73,939

(7)	Equity

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

The Board has granted various awards under the 2018 Plan to certain directors, officers and employees. As of June 30, 2019, stock options to purchase an aggregate of 130,770 shares of our common stock, a restricted stock award for 13,021 shares of common stock, and restricted stock units covering 40,000 shares were outstanding under the 2018 Plan. During the six months ended June 30, 2019, options to purchase 420,000 shares of common stock granted under the 2018 Plan were forfeited and cancelled as a result of the termination of employment of optionees. As of June 30, 2019, of the 1,307,747 shares of common stock available for issuance under the 2018 Plan, 1,110,935 shares remained available for future issuance. Shares of common stock issued under the 2018 Plan may be newly issued shares or reacquired shares.

The Board also granted various awards under the Prior Plan. As of June 30, 2019, stock options to purchase an aggregate of 18,135 shares of our common stock and restricted stock awards for 23,438 shares of our common stock were outstanding under the Plan. During the six months ended June 30, 2019, options to purchase 3,053 shares of our common stock granted under the Plan were forfeited and cancelled as a result of the termination of employment of optionees.

From time to time, we have granted options to purchase shares of our common stock outside of any stockholder-approved plan to new hires (collectively the “Non-Plan Grants”). As of June 30, 2019, no Non-Plan Grants were outstanding. During the six months ended June 30, 2019, Non-Plan Grants to purchase 25,000 shares of common stock were forfeited and cancelled as a result of the termination of employment of the optionee.

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

Stock-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2019 and 2018 is based on awards expected to vest and reflects an estimate of awards that will be forfeited. ASU No. 2018-07, Stock Compensation (Topic 718), requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options to purchase an aggregate of 100,000 shares of common stock were issued during the six months ended June 30, 2019; zero options were issued during the same period in 2018.

Stock option activity, including options granted under the 2018 Plan, the Prior Plan, and the Non-Plan Grants, was as follows:

	2019			2018
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	496,958	$9.90	$6.62	67,465	$71.03	$36.85
Granted	100,000	$2.24	$1.95	—	$—	$—
Cancelled or expired	(448,053)	$4.64	$3.69	(22,971)	$96.44	$46.94
Outstanding at June 30	148,905	$9.12	$6.53	44,494	$53.14	$27.36
Exercisable at June 30	18,135	$52.04	$33.67	44,494	$53.14	$27.36

The estimated fair value of stock options granted is calculated using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Six Months Ended
	June 30,
	2019	2018
Risk free interest rate	2.7%	—
Dividend yield	0%	—
Expected term	10 years	—
Expected volatility	91%	—
Expected forfeiture rate	30%	—

The aggregate intrinsic value of options outstanding as of June 30, 2019 was $43 thousand. The closing price of our common stock at June 30, 2019 was $3.00, which was less than the exercise prices of all options issued under the Prior Plan or the 2018 Plan, other than an option to purchase 100,000 shares at an exercise price of $2.24.

During the six months ended June 30, 2018, all options were fully vested and expensed due to the change in control as a result of the Corporate Restructuring, noted above.

Total stock-based compensation recognized for employees and directors was $0.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively, and was recognized as Non-cash compensation expense.

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

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	1,710,609	$7.33
Issued	1,200,000	0.01
Expired	—	—
Outstanding at June 30, 2019	2,910,609	$4.31

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Value of underlying common stock (per share)	$3.00	$5.55
Risk free interest rate	1.8%	2.62%
Expected term in years	3.2	4.1
Volatility	87%	62%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the six months ended June 30, 2019 and 2018:

	2019	2018
Balance at January 1,	87,509	93,759
Derivative warrants issued	—	—
Derivative warrants exercised	—	—
Derivative warrants expired	—	(6,250)
Balance at June 30,	87,509	87,509

We utilize a lattice valuation model to determine the fair market value of the warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features, as outlined in the warrant agreements. We recorded an unrealized loss of $11 thousand resulting from the change in the fair value of the warrant derivative liability for the six months ended June 30, 2019. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

(10)	Commitments and Contingencies

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on their balance sheet for all leases with terms beyond 12 months. The new standard also requires enhanced disclosures intended to provide more transparency and information to financial statement users about lease portfolios. The distinction between operating and finance leases will continue to exist under the new standard. Additionally, the recognition and measurement of operating and finance lease expenses and cash flows will not change significantly from current treatment. For finance leases, lessees will continue to recognize interest expense on the lease liability using the effective yield method, while the right-of-use asset will be amortized on a straight-line basis. For operating leases, expense will be recognized on a straight-line basis, consistent with the previous standard.

Operating Leases

We currently lease five office facilities, having terminated the Miamisburg, Ohio, lease on February 28, 2019. These leases are under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its long-term operating leases as right-of-use assets. Upon initial adoption, using the modified retrospective transition approach, no leases with terms less than 12-months have been capitalized to the balance sheet consistent with ASC 842. Instead, these leases are recognized in the condensed consolidated statement of operations on a straight-line expense throughout the lives of the leases. All leases of the Company do not contain common area maintenance or security agreements. In connection with certain operating leases, the Company has security deposits recorded and maintained as a prepaid asset totaling $44 thousand as of June 30, 2019.

We have made certain assumptions and judgments when applying ASC 842, the most significant of which is that we elected the package of practical expedients available for transition, which allow us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. Additionally, we did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

Present Value of Long-term Leases

(in thousands):	June 30, 2019
Right-of-use assets, net	$2,296

Current portion of lease liability	511
Lease liability, less current portion	1,796
Total lease liability	$2,307

As of June 30, 2019, the weighted-average remaining lease term was 5.25 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of June 30, 2019, the Company estimates the weighted-average discount rate for its operating leases to be 5.2% to present value based on the incremental borrowing rate.

Future minimum payments for the next five years and thereafter as of June 30, 2019 under these long-term operating leases are as follows (in thousands):

Remainder of 2019	$282
2020	511
2021	516
2022	532
2023	473
Thereafter	404
Total future minimum lease payments	2,718
Less amount representing interest	(411)
Present value of obligations under operating leases	2,307
Less current portion	(511)
Long-term operating lease obligations	$1,796

Rent expense was $0.3 million and $0.6 million for each of the six months ended June 30, 2019 and 2018, respectively. We have no contingent rent agreements.

Financing Leases

Future minimum payments for the next five years and thereafter as of June 30, 2019 under financing leases for equipment are as follows (in thousands):

Remainder of 2019	$173
2020	218
2021	—
2022	—
2023	—
Thereafter	—
Total future minimum lease payments	391
Less amount representing interest	(38)
Present value of obligations under financing leases	353
Less current portion	(337)
Long-term financing lease obligations	$16

Litigation

On December 13, 2018, a complaint was filed by RSB Spine, LLC, against Xtant Medical Holdings, Inc., which claims that some of our products, including the Irix-ATM Lumbar Integrated Fusion System and the Irix-CTM Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. The complaint seeks an adjudication of infringement, an injunction against future infringement, unspecified damages for infringement, a finding that such infringement is willful, and treble damages for such willful infringement. This action was brought in the United States District Court for the District of Delaware. We filed an answer and affirmative defenses to the complaint on March 29, 2019, denying the allegations of infringement and seeking dismissal of RSB Spine’s claims and requested relief. The Court entered a scheduling order on May 9, 2019, scheduling trial for no sooner than June 21, 2021. We intend to vigorously defend the claims in this action. There can be no assurance that the resolution of this matter will not have a material adverse effect on our business, financial condition, or results of operations.

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada, by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties. Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions. Axis seeks relief in the form of damages in an amount in excess of $1.0 million. On March 6, 2019, the Court granted Xtant’s motion for summary judgment on Axis’s claims for breach of contract and breach of the covenant of good faith and fair dealing but denied Xtant’s motion for summary judgment on Axis’s unjust enrichment claim. In June 2019, the parties entered into an agreement to settle this dispute. This agreement resulted in a settlement payment by Xtant in an amount that is not material to our financial position or result of operations.

In October 2016, Phoenix Surgical, Inc., a former distributor, sued Xtant for its alleged participation in a scheme orchestrated by a former Phoenix Surgical sales representative to divert sales away from Phoenix Surgical to another entity. On April 26, 2019, the parties entered into a confidential settlement agreement which resolved the dispute and resulted in a settlement payment by Xtant in an undisclosed amount that is not material to our financial position and did not have a material effect on our results of operations.

In addition, we are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time to time. These matters arise in the ordinary course and conduct of our business and may include, for example, commercial, product liability, intellectual property, and employment matters. We intend to continue to defend the Company vigorously in such matters and when warranted, take legal action against others. Furthermore, we regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements.

An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have adequately accrued an amount for contingent liabilities currently in existence. We do not accrue amounts for liabilities that it does not believe are probable or that it considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company’s current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

The Company did not recognize any interest or penalties related to income taxes for the six months ended June 30, 2019 and 2018.

(12)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$47	$170
Non-cash activities:
Issuance of capital leases	$—	$84
Lease liability from right-of-use assets	$2,296	$—
Interest converted into common stock	$—	$556
Conversion of convertible debt to equity	$—	$71,865
Convertible PIK interest	$—	$4,764
Conversion of interest related to the Credit Facility to long-term debt	$—	$7,977
Write-off of convertible debt issuance cost	$—	$1,012
Transfer of inventory to property and equipment	$—	$439
Extinguishment of Prior Credit Agreement (including debt issuance costs)	$79,624	$—
Write-off of Prior Credit Agreement debt issuance costs and existing ROS fees	$307	$—
Recognition of Second Amended and Restated Credit Agreement	$72,657	$—
Recognition of 2019 Warrants	$9	$—

(13)	Related Party Transactions

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

On April 5, 2019, the Company entered into a Sublease Agreement wherein the Company leases from Cardialen, Inc., a portion of Cardialen’s office space commencing April 2019 on a month-to-month basis until January 2024, unless terminated earlier upon notice of 60 days, for a monthly rental fee of approximately $2,100 for 2019. Because Jeffrey Peters is both a member of our Board and the Chief Executive Officer, President, and a Director of Cardialen, this transaction qualifies as a related party transaction.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 96% and 95% of sales were in the United States for the six months ended June 30, 2019 and 2018, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
United States	$14,585	$17,319
Rest of world	686	1,422
Total revenue	$15,271	$18,741

	Six Months Ended June 30,
	2019	2018
United States	$30,702	$34,792
Rest of world	1,295	1,882
Total revenue	$31,997	$36,674

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first quarter of 2018, we effected a significant restructuring pursuant to which we converted an aggregate of $71.9 million of aggregate principal amount of debt into equity by issuing an aggregate of 10,590,954 shares of our stock, in cancellation thereof, issued an additional 945,819 shares of our common stock in a private placement for an aggregate purchase price of $6.8 million, completed a 1-for-12 reverse split of our common stock after the close of business on February 13, 2018, and replaced our entire Board of Directors. We completed this restructuring during the second quarter of 2018 with a common stock stockholder rights offering, which expired on June 18, 2018, and resulted in the issuance of an additional 129 shares of common stock. Upon completion of this restructuring and as of June 30, 2019, two funds affiliated with OrbiMed, which held a significant portion of our converted indebtedness and continue to hold all of our currently outstanding debt, own approximately 70% of our outstanding common stock. Because of this significant ownership, we are a “controlled company” within the meaning of NYSE American corporate governance standards.

During 2018 and continuing through the second quarter of 2019, we experienced reduced revenues compared to prior year periods due primarily to reduced demand for our hardware products in both domestic and international markets. As of June 30, 2019, our cash and cash equivalents were $7.3 million. On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement, which amended and restated our Prior Credit Agreement, revised certain covenants and increased our credit availability by $10.0 million. As of June 30, 2019, we had availability of $12.2 million under our credit facility. We believe that cash and cash equivalents, together with the availability under our new Second Amended and Restated Credit Agreement, will be sufficient to meet our anticipated cash requirements for at least 12 months.

On April 4, 2019, we received a letter from NYSE Regulation notifying us that we are not in compliance with the NYSE American’s continued listing standards relating to stockholders’ equity. Specifically, we are not in compliance with Section 1003(a)(i) of the NYSE American Company Guide (“Company Guide”) with stockholders’ equity of less than $2.0 million and net losses in two of the three most recent fiscal years, Section 1003(a)(ii) with stockholders’ equity of less than $4.0 million and net losses in three of the four most recent fiscal years, and Section 1003(a)(iii) with stockholders’ equity of less than $6.0 million and net losses in the five most recent fiscal years. Therefore, we became subject to the procedures and requirements of Section 1009 of the Company Guide. On May 3, 2019, we submitted a plan of compliance to NYSE Regulation addressing how we intend to regain compliance with Sections 1003(a)(i), 1003(a)(ii), and 1003(a)(iii) or meet the exemption in Section 1003(a) of the Company Guide by October 4, 2020. On May 23, 2019, we received a letter from NYSE Regulation stating that the Company’s plan of compliance has been accepted and the Company has been granted a plan period through October 4, 2020. We have been advised that we will be subject to delisting proceedings if we do not regain compliance prior to October 4, 2020 or if NYSE Regulation determines that we are not making progress consistent with our plan of compliance. Our common stock will continue to trade on the NYSE American under the symbol “XTNT,” with the added designation of “.BC” to indicate that we are not in compliance with the continued listing standards.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and June 30, 2018

Revenue

Total revenue for the three and six months ended June 30, 2019 was $15.3 million and $32.0 million, respectively, which represents a decrease of 18.5% and 12.8%, respectively, compared to $18.7 million and $36.7 million for the three and six months ended June 30, 2018, respectively. These declines were primarily due to reduced demand for our hardware products in both domestic and international markets and for the three-month comparison reduced demand for our biologics products. The reduced demand for our hardware products was due in part to effects from the December 2018 recall of our Calix Lumbar Spine Implant System and the termination of an advisory agreement with an entity that provided services to some of our customers, both as previously disclosed, and the continued transition of some of our older independent sales agents.

Cost of Sales

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales for the three months ended June 30, 2019 decreased 14.4% to $5.4 million from $6.3 million for the three months ended June 30, 2018. Cost of sales for the six months ended June 30, 2019 decreased 5.8% to $11.3 million from $12.0 million for the six months ended June 30, 2018. As a percentage of revenue, cost of sales increased to 35.1% and 35.3% for the three and six months ended June 30, 2019, respectively, versus 33.4% and 32.6% for the three and six months ended June 30, 2018, respectively. These percentage increases were attributed primarily to an increase in the Company’s inventory reserves of $0.4 million for the three month comparison and $0.5 million for the six month comparison as well as an increase in manufacturing overhead absorption.

Operating Expenses

Operating expenses include general and administrative expenses, sales and marketing expenses, research and development expenses, depreciation and amortization, impairment of goodwill and intangible assets, restructuring expenses, and compensation costs, including incentive compensation. Operating expenses decreased 29.0%, or $4.3 million, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Operating expenses decreased 23.4%, or $6.7 million, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. As a percent of total revenue, operating expenses were 68.5% and 68.6% for the three and six months ended June 30, 2019, respectively, compared to 78.6% and 78.1% for the three and six months ended June 30, 2018, respectively. These decreases in operating expenses were primarily due to a reduction in sales and marketing expenses of $2.5 million for the three month comparison and $4.1 million for the six month comparison due primarily to lower sales commissions and travel expenses and restructuring expenses of $1.2 million and $2.0 million for the three and six months ended June 30, 2018 which did not recur during the current year periods. In addition, amortization expense was lower by $0.8 million for the three month comparison and $1.7 million for the six month comparison because of the impairment of intangibles assets that occurred in the fourth quarter of 2018.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting, and other professional fees, as well as occupancy costs. General and administrative expenses increased 17.3%, or $0.6 million, to $4.0 million for the three months ended June 30, 2019 compared to the same period of 2018. General and administrative expenses increased 27.4%, or $1.8 million, to $8.2 million for the six months ended June 30, 2019 compared to the same period of 2018. These increases were primarily attributable to legal settlement expenses totaling $0.3 million and $0.8 million, in the respective current year periods, bad debt expense totaling $0.1 million for the three month comparison and $0.2 million for the six month comparison, and executive recruiting fees totaling $0.4 million for the six months ended June 30, 2019.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 29.0% and 24.2% to $6.1 million and $12.8 million for the three and six months ended June 30, 2019, respectively, compared to $8.5 million and $16.9 million for the three and six months ended June 30, 2018, respectively. As a percentage of revenue, sales and marketing expenses decreased to 39.8% and 40.1% for the three and six months ended June 30, 2019, respectively, from 45.6% and 46.1% for the three and six months ended June 30, 2018, respectively. These decreases were primarily due to lower travel expenses, a reduction in headcount, decreased commissions attributable to decreased revenue, and the favorable impact from changes made to the commission rate structure under certain distribution agreements.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses decreased 49.8% and 43.3% to $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, from $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively. These decreases were primarily due to a reduction in headcount compared to the prior year periods. Additionally, during the first quarter of 2019, management decided to defer a portion of its new product development spend into the third and fourth quarters of 2019.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation and amortization of long-lived intangible assets, patents, leasehold improvements, and equipment. Depreciation and amortization expense decreased to $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, from $1.0 million and $2.0 million for the three and six months ended June 30, 2018, respectively, primarily due to the impairment of the intangible assets in the fourth quarter of 2018.

Restructuring Expenses

Restructuring expenses were zero for the three and six months ended June 30, 2019 and $1.2 million and $2.0 million, for the three and six months ended June 30, 2018, respectively. Restructuring costs for the three and six months ended June 30, 2018 related to our recapitalization and debt restructuring.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $1.3 million and $3.3 million for the three and six months ended June 30, 2019, respectively, compared to $2.8 million and $6.4 million for the three and six months ended June 30, 2018, respectively. These decreases were due to amendments to our credit agreement resulting in lower effective interest rates on our outstanding debt during the three and six months ended June 30, 2019 compared to the prior year periods.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through operating cash flows, the private placement of equity securities and convertible debt, an equity credit facility, a debt facility, a common stock rights offering, and other debt transactions.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$7,318	$6,797
Accounts receivable, net	8,565	9,990
Inventories, net	15,828	17,301
Total current assets	32,303	34,677
Accounts payable	3,194	6,465
Accrued liabilities	5,867	5,150
Total current liabilities	9,930	12,051
Total working capital	22,373	22,626
Long-term debt, less issuance costs	73,831	77,939

Long-term debt, less issuance costs consists of long-term debt due to the lenders under our Second Amended and Restated Credit Agreement as of June 30, 2019 and under our Prior Credit Agreement as of December 31, 2018. The execution of the Second Amended and Restated Credit Agreement during the first quarter of 2019 and the changes to our credit facility reflected therein, including the interest rate relief and extended maturity, along with the additional availability, were determined to be and accounted for as a debt extinguishment under GAAP, resulting in the write-off of the original loan and associated issuance costs. The present value of the new loan was determined to be $72.7 million as of March 31, 2019 with the Company recording an increase to additional paid-in capital of $7.3 million. Because of the related party affiliation between the Company and our credit facility lenders, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our condensed consolidated statements of operations as a gain on extinguishment. As of June 30, 2019, our long-term debt, less issuance costs was $73.8 million. While our long-term debt, less issuance costs balance was $73.8 million as of June 30, 2019 under GAAP, the Company owes a principal balance of $55.8 million plus accrued PIK interest of $29.0 million as of June 30, 2019. Assuming no debt payments are made, our long-term debt, less issuance costs line item will continue to increase until the loan’s March 31, 2021 maturity date. See Note 6, “Debt” to the condensed consolidated financial statements.

Accounts receivable invoices totaling $1.0 million, which were held by two customers and reserved for during prior periods, were written off against both the trade accounts receivable and the allowance for doubtful accounts during the quarter ended June 30, 2019.

Cash Flows

Net cash provided by operating activities for the first six months of 2019 was $1.0 million driven primarily from decreases in net loss, depreciation and amortization and non-cash interest, partially offset by an increase in accounts payable. For the comparable period of 2018, net cash provided by operating activities was $0.3 million.

Net cash used in investing activities for the first six months of 2019 and 2018 was $0.05 million and $0.3 million, respectively, primarily representing purchases of property and equipment.

Net cash used in financing activities was $0.4 million for the first six months of 2019 compared to net cash provided by financing activities of $3.1 million for the first six months of 2018. The net cash provided during the prior year period was due to proceeds from a private placement, partially offset by costs associated therewith and the Company’s debt conversion.

Credit Facility

On March 29, 2019, we entered into the Second Amended and Restated Credit Agreement with the Investors, which amended and restated the Prior Credit Agreement dated as of July 27, 2015, among the parties thereto, and as subsequently amended through the Twenty-Fifth Amendment to the Prior Credit Agreement.

The Second Amended and Restated Credit Agreement amended the Prior Credit Agreement to provide that we may request term loans with the Investors in an amount equal to the remaining commitment for additional delayed draw loans, which was approximately $2.2 million as of the date of the Second Amended and Restated Credit Agreement, and request additional term loans in an aggregate amount of up to $10.0 million, the amount of each loan draw to be subject to our production of a thirteen-week cash flow forecast that is approved by the Investors and which shows a projected cash balance for the following two-week period of less than $1.5 million, as well as the satisfaction (or waiver in writing by each Investor) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents. In addition, the Second Amended and Restated Credit Agreement provides that (i) no interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019, until March 31, 2020; (ii) beginning April 1, 2020, through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%; (iii) the maturity date of the Loans is March 31, 2021; (iv) the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and (v) the key person event default provision was revised to refer specifically to certain recently-hired executive officers of the Company. Under the terms of the Prior Credit Agreement, we were required to comply with a minimum liquidity covenant, a consolidated leverage ratio covenant, and a minimum consolidated EBITDA covenant. We were in compliance with all covenants under the Second Amended and Restated Credit Agreement as of June 30, 2019 and under the Prior Credit Agreement as of December 31, 2018. As of June 30, 2019, there was $12.2 million in unused availability under the Second Amended and Restated Credit Agreement.

Cash Requirements

We believe that our June 30, 2019 cash and cash equivalents of $7.3 million, together with the availability of $12.2 million under our new Second Amended and Restated Credit Agreement, will be sufficient to meet our anticipated cash requirements for at least 12 months. However, we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investor in our common stock.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit losses: Measurement of Credit Losses on Financial Instruments, which amends certain provisions of ASC 326, Financial Instruments–Credit Loss. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief. The amendments in the update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The effective date and transition methodology for the amendment have not changed. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial position, results of operations, or cash flows.

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

There have been no changes in our critical accounting estimates for the six months ended June 30, 2019 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, our principal executive and financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 13, 2018, a complaint was filed by RSB Spine, LLC, against Xtant Medical Holdings, Inc., which claims that some of our products, including the Irix-ATM Lumbar Integrated Fusion System and the Irix-CTM Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. The complaint seeks an adjudication of infringement, an injunction against future infringement, unspecified damages for infringement, a finding that such infringement is willful, and treble damages for such willful infringement. This action was brought in the United States District Court for the District of Delaware. We filed an answer and affirmative defenses to the complaint on March 29, 2019, denying the allegations of infringement and seeking dismissal of RSB Spine’s claims and requested relief. The Court entered a scheduling order on May 9, 2019, scheduling trial for no sooner than June 21, 2021. We intend to vigorously defend the claims in this action. There can be no assurance that the resolution of this matter will not have a material adverse effect on our business, financial condition, or results of operations.

On August 10, 2017, a civil suit complaint was filed against Xtant in the United States District Court, District of Nevada, by Axis Spine NV, LLC (“Axis”), Case No. 2:17-CV-02147-APG-VCF. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with prospective economic advantage with respect to an alleged medical device distribution relationship between the parties. Specifically, Axis alleges that Xtant owes payments to Axis for its medical device distributions. Axis seeks relief in the form of damages in an amount in excess of $1.0 million. On March 6, 2019, the Court granted Xtant’s motion for summary judgment on Axis’s claims for breach of contract and breach of the covenant of good faith and fair dealing but denied Xtant’s motion for summary judgment on Axis’s unjust enrichment claim. In June 2019, the parties entered into an agreement to settle this dispute. This agreement resulted in a settlement payment by Xtant in an amount that is not material to our financial position or results of operations.

In October 2016, Phoenix Surgical, Inc., a former distributor, sued Xtant for its alleged participation in a scheme orchestrated by a former Phoenix Surgical sales representative to divert sales away from Phoenix Surgical to another entity. On April 26, 2019, the parties entered into a confidential settlement agreement which resolved the dispute and resulted in a settlement payment by Xtant in an undisclosed amount that is not material to our financial position and did not have a material effect on our results of operations.

In addition, we are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time to time. These matters arise in the ordinary course and conduct of our business and may include, for example, commercial, product liability, intellectual property, and employment matters. We intend to continue to defend the Company vigorously in such matters and when warranted, take legal action against others.

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

Purchases of Equity Securities by the Company

We did not purchase any shares of our common stock or other equity securities of our Company during the quarter ended June 30, 2019.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Appointment of Greg Jensen as Non-Interim Chief Financial Officer and Execution of Amended and Restated Employment Agreement

Effective as of the release of the Company’s second quarter 2019 financial results, the Board of Directors of Xtant Medical Holdings, Inc. (the “Board”) approved the appointment of Greg Jensen as non-interim Chief Financial Officer, and on August 8, 2019, the Company and Greg Jensen executed an amended and restated employment agreement pursuant to which Mr. Jensen will serve as Vice President, Finance and Chief Financial Officer, and in consideration thereof, will receive, in addition to other customary compensation, certain severance and change in control benefits. The severance provisions provide that in the event that Mr. Jensen’s employment is terminated without “cause” (as defined in the agreement), Mr. Jensen will be entitled to receive a severance payment equal to 12 months base salary payable as salary continuation payments, a prorated bonus for the year of termination if earned pursuant to the terms of the bonus plan, and reimbursement of COBRA payments for 12 months. In the event that Mr. Jensen’s employment is terminated within 12 months following a “change in control” or should he resign for “good reason” (as such terms are defined in the agreement) within that period, then his 12 months base salary will be paid to him in a lump-sum payment. To be eligible to receive these payments, Mr. Jensen will be required to execute and not revoke a release of claims.

The foregoing description of Mr. Jensen’s amended and restated employment agreement is qualified in its entirety by reference to the agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

2019 Bonus Plan

On July 31, 2019, the Board, upon recommendation of the Compensation Committee, formally approved the material terms of a discretionary bonus plan for 2019 applicable to the Company’s executive officers and certain other participants, which annual bonuses are tied closely to the Company’s financial performance for the fiscal year ended December 31, 2019 (the “2019 Bonus Plan”). Under the 2019 Bonus Plan, each participant will be eligible to earn a discretionary annual bonus based on the Company’s achievement in 2019 of performance goals relating to total sales, hardware sales, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring items) and free cash flow (cash from operations minus capital expenditures). The performance goals will be weighted as follows for the Company’s executive officers:

Performance Criteria	Weighting
Total sales	25%
Hardware sales	15%
Adjusted EBITDA	40%
Free cash flow	10%
Board discretion	10%

The table below sets forth the target annual bonus opportunity, expressed as a percentage of annual base salary, for each executive. Mr. Jensen’s bonus will be prorated to reflect his February 11, 2019 start date.

Executive and Position	Target Annual Bonus Opportunity	2019 Base Salary
Greg Jensen Vice President, Finance and Chief Financial Officer	50% of Base Salary	$400,000
Ronald G. Berlin Vice President, Chief Operations Officer and General Manager	50% of Base Salary	$400,000
Kevin D. Brandt Chief Commercial Officer	50% of Base Salary	$415,000

The determination of bonuses under the 2019 Bonus Plan will be in the sole discretion of the Board or the Compensation Committee and, unless otherwise agreed upon by the Company in writing, will only be paid to a participant if he or she remains an employee of the Company or one of its subsidiaries on the payment date, which payment date will be determined by the Board or the Compensation Committee at a later date and is contemplated to be after the issuance of the Company’s financial statements for 2019.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 0-34941) and incorporated by reference herein).
3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).
4.1	Warrant dated as of April 1, 2019 issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 0-34941) and incorporated by reference herein).
4.2	Warrant dated as of April 1, 2019 issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed as Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 0-34941) and incorporated by reference herein).
10.1	Amended and Restated Employment Agreement effective as of August 8, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)
101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 8, 2019	By:	/s/ Greg Jensen
	Name:	Greg Jensen
	Title:	Vice President, Finance and Chief Financial Officer (principal executive, financial and accounting officer and duly authorized person)

