Form 10-Q
period 2019-09-30
Xtant Medical Holdings, Inc.
filed 2019-11-07
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at November 6, 2019: 13,161,762.

XTANT MEDICAL HOLDINGS, INC.
FORM 10-Q

September 30, 2019

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the applicable securities laws. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	our ability to comply with the covenants in our second amended and restated credit agreement;
●	our ability to maintain sufficient liquidity to fund our operations;
●	our ability to obtain financing on reasonable terms;
●	our ability to increase or maintain revenue;
●	the ability of our sales force to achieve expected results;
●	our ability to remain competitive;
●	government regulations;
●	our ability to innovate and develop new products;
●	our ability to retain and recruit independent sales agents and the impact of the termination of an advisory agreement with an entity that provided services to some of our customers;
●	our ability to obtain donor cadavers for our products;
●	our ability to engage and retain qualified technical personnel and members of our management team;
●	the availability of our facilities;
●	government and third-party coverage and reimbursement for our products;
●	our ability to obtain and maintain regulatory approvals in the United States and abroad;
●	our ability to successfully integrate future business combinations or acquisitions;
●	our ability to use our net operating loss carry-forwards to offset future taxable income;
●	our ability to service our debt;
●	product liability claims and other litigation to which we may be subjected;
●	product recalls and defects, including the December 2018 recall of our Calix Lumbar Spine Implant System;
●	timing and results of clinical studies;
●	our ability to obtain and protect our intellectual property and proprietary rights;
●	infringement and ownership of intellectual property;
●	our ability to remain accredited with the American Association of Tissue Banks; and
●	our ability to maintain our stock listing on the NYSE American Exchange.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,749	$6,797
Trade accounts receivable, net of allowance for doubtful accounts of $1,375 and $2,140, respectively	9,121	9,990
Inventories	16,025	17,301
Prepaid and other current assets	714	589
Total current assets	31,609	34,677
Property and equipment, net	5,068	7,174
Right-of-use asset, net	2,198	—
Goodwill	3,205	3,205
Intangible assets, net	529	573
Other assets	428	793
Total Assets	$43,037	$46,422

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,249	$6,465
Accrued liabilities	6,196	5,150
Warrant derivative liability	17	10
Current portion of lease liability	387	—
Current portion of financing lease obligations	229	426
Total current liabilities	9,078	12,051
Long-term Liabilities:
Lease liability, less current portion	1,827	—
Financing lease obligation, less current portion	6	204
Long-term debt, less issuance costs	74,985	77,939
Total Liabilities	85,896	90,194
Commitments and Contingencies (note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 50,000,000 shares authorized; 13,161,762 shares issued and outstanding as of September 30, 2019 and 13,172,179 shares issued and outstanding as of December 31, 2018	—	—
Additional paid-in capital	178,802	171,273
Accumulated deficit	(221,661)	(215,045)
Total Stockholders’ Equity (Deficit)	(42,859)	(43,772)
Total Liabilities & Stockholders’ Equity (Deficit)	$43,037	$46,422

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Orthopedic product sales	$15,691	$17,139	$47,574	$53,622
Other revenue	30	127	144	319
Total Revenue	15,721	17,266	47,718	53,941

Cost of sales	5,249	5,743	16,527	17,711
Gross Profit	10,472	11,523	31,191	36,230

Operating Expenses
General and administrative	4,155	3,121	12,513	10,006
Sales and marketing	6,682	7,847	19,496	24,742
Research and development	203	347	675	1,179
Depreciation and amortization	137	1,029	442	3,074
Restructuring expenses	—	614	—	2,582
Total Operating Expenses	11,177	12,958	33,126	41,583

Loss from Operations	(705)	(1,435)	(1,935)	(5,353)

Other (Expense) Income
Interest expense	(1,185)	(1,790)	(4,504)	(8,156)
Change in warrant derivative liability	4	42	(8)	83
Other (expense) income	30	30	(101)	18
Total Other (Expense)	(1,151)	(1,718)	(4,613)	(8,055)

Net Loss Before Provision for Income Taxes	(1,856)	(3,153)	(6,548)	(13,408)

Provision for income taxes	(23)	—	(68)	—
Net Loss	$(1,879)	$(3,153)	$(6,616)	$(13,408)

Net loss per share:
Basic	$(0.14)	$(0.24)	$(0.50)	$(1.19)
Dilutive	$(0.14)	$(0.24)	$(0.50)	$(1.19)

Shares used in the computation:
Basic	13,161,762	13,158,326	13,164,694	11,262,642
Dilutive	13,161,762	13,158,326	13,164,694	11,262,642

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED SEPTEMBER 30

	Common Stock		Additional Paid-In-	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2018	13,145,305	$—	$165,809	$(155,200)	$10,609

Stock-based compensation	—	—	85	—	85
Issuance of warrants	—	—	5,114	—	5,114
Issuance of common stock	26,042	—	—	—	—
Net loss	—	—	—	(3,153)	(3,153)
Balance at September 30, 2018	13,171,347	$—	$171,008	$(158,353)	$12,655

Balance at June 30, 2019	13,161,762	$—	$178,707	$(219,782)	$(41,075)

Stock-based compensation	—	—	95	—	95
Net loss	—	—	—	(1,879)	(1,879)
Balance at September 30, 2019	13,161,762	$—	$178,802	$(221,661)	$(42,859)

STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED SEPTEMBER 30

	Common Stock		Additional Paid-In-	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	1,514,899	$—	$86,247	$(144,945)	$(58,698)

Stock-based compensation	—	—	448	—	448
Issuance of common stock	11,656,448	—	79,199	—	79,199
Issuance of warrants	—	—	5,114	—	5,114
Net loss	—	—	—	(13,408)	(13,408)
Balance at September 30, 2018	13,171,347	$—	$171,008	$(158,353)	$12,655

Balance at December 31, 2018	13,172,179	$—	$171,273	$(215,045)	$(43,772)

Stock-based compensation	—	—	256	—	256
Forfeiture of restricted stock	(10,417)	—	—	—	—
Debt extinguishment	—	—	7,264	—	7,264
Issuance of warrant	—	—	9	—	9
Net loss	—	—	—	(6,616)	(6,616)
Balance at September 30, 2019	13,161,762	$—	$178,802	$(221,661)	$(42,859)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(6,616)	$(13,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,338	4,943
Gain on disposal of fixed assets	(27)	(15)
Non-cash interest	4,467	7,853
Non-cash rent	16	-
Non-cash stock option expense/change in derivative warrant liability	263	502
Provision for losses on accounts receivable and inventory	970	298

Changes in operating assets and liabilities:
Accounts receivable	417	2,842
Inventories	760	(508)
Prepaid and other assets	240	1,138
Accounts payable	(4,216)	(3,557)
Accrued liabilities	1,046	(867)
Net cash used in operating activities	(342)	(779)

Investing activities:
Purchases of property and equipment and intangible assets	(403)	(308)
Proceeds from sale of fixed assets	241	251
Net cash used in investing activities	(162)	(57)

Financing activities:
Payments on financing leases	(395)	(260)
Costs associated with Second Amended and Restated Credit Agreement	(149)	—
Costs associated with private placement and convertible debt conversion/exchange	—	(3,507)
Proceeds from equity private placement	—	6,810
Proceeds from issuance of stock	—	1
Net cash (used in) provided by financing activities	(544)	3,044

Net change in cash and cash equivalents	(1,048)	2,208
Cash and cash equivalents at beginning of period	6,797	2,856
Cash and cash equivalents at end of period	$5,749	$5,064

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

The accompanying condensed consolidated financial statements of Xtant for the three and nine months ended September 30, 2019 and 2018 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation.

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

The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on February 13, 2018, and our common stock began trading on a split-adjusted basis when the market opened on February 14, 2018. Upon the effectiveness of the Reverse Stock Split, every 12 shares of our issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all of our outstanding stock options, warrants and convertible securities to purchase shares of common stock and the number of shares underlying restricted stock awards and reserved for issuance pursuant to our equity incentive compensation plan. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded down to the nearest whole share. All share and per share amounts have been retroactively restated to reflect the Reverse Stock Split.

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

Registration Rights Agreement

Effective February 14, 2018, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Holders. The Registration Rights Agreement required us to, among other things, file with the U.S. Securities and Exchange Commission (“SEC”) a shelf registration statement within 90 days of the date of the Registration Rights Agreement covering the resale, from time to time, of our common stock issued. The registration statement was filed on May 15, 2018 and became effective on June 4, 2018.

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

Concentrations and Credit Risk

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of revenue or accounts receivable for the comparable periods. The Company provides for uncollectible amounts when specific credit issues arise. Management believes that all significant credit risks have been identified at September 30, 2019.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill and intangible assets and liabilities, valuation allowances for trade receivables, inventory and deferred income tax assets and liabilities, current and long-term financing lease obligations and corresponding right-of-use asset, and estimates for the fair value of long-term debt, stock options and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment expense was recorded during the three and nine months ended September 30, 2019.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairment expense was recorded during the three and nine months ended September 30, 2019.

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

Disaggregation of Revenue

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. No rebates, group purchasing organization fees, or other customer allowances are present and so are not relevant to net revenue determination. The following table presents revenues from these product lines for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	September 30, 2019	Total Revenue	September 30, 2018	Total Revenue
Orthobiologics	$11,342	72%	$11,507	67%
Spinal implant	4,349	28%	5,632	33%
Other revenue	30	0%	127	0%
Total revenue	$15,721	100%	$17,266	100%

	Nine Months Ended	Percentage of	Nine Months Ended	Percentage of
	September 30, 2019	Total Revenue	September 30, 2018	Total Revenue
Orthobiologics	$34,374	72%	$36,419	68%
Spinal implant	13,200	28%	17,203	32%
Other revenue	144	0%	319	0%
Total revenue	$47,718	100%	$53,941	100%

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

Contract Assets and Liabilities

The Company does not have deferred or unearned revenue arrangements with its customers that would give rise to contract liabilities. The Company recognizes sales commissions as incurred because the amortization period is less than one year. Additionally, the Company does not recognize unbilled receivables or progress payments to be billed that would result in a contract asset. All pricing and agreements are completed based on the contracted individual unit price; no other methods of determining price are allowed within the Company’s sales agreements. Therefore, no contract assets or contract liabilities are recorded in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

Research and Development

Research and development costs, which are principally related to internal costs for the development of new products, are expensed as incurred.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2019 and 2018, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported, as the effects of including 3,313,953 and 2,156,882 outstanding stock options, restricted stock units and warrants for the three and nine months ended September 30, 2019 and 2018, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the nine months ended September 30, 2019 and 2018, there were no reclassifications in financial assets or liabilities between Level 1, 2, or 3 categories.

The following table sets forth by level, within the fair value hierarchy, our liabilities that are measured at fair value on a recurring basis.

Warrant derivative liability (in thousands):

	As of September 30, 2019	As of December 31, 2018
Level 1	—	—
Level 2	—	—
Level 3	$17	$10

The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us. See Note 9, “Warrants,” below.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends certain provisions of ASC 326, Financial Instruments–Credit Loss. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief. The amendments in the update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The effective date and transition methodology for the amendment have not changed. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We are currently evaluating this update to determine the full impact of its adoption but do not expect the adoption of these provisions will have a material effect on our consolidated financial position, results of operations, or cash flows.

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

(2)	Inventories

Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$3,738	$3,519
Work in process	1,501	949
Finished goods	23,270	25,235
Gross inventories	28,509	29,703
Reserve for obsolescence	(12,484)	(12,402)
Total	$16,025	$17,301

(3)	Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2019	December 31, 2018
Equipment	$4,140	$4,145
Computer equipment	455	481
Computer software	570	570
Furniture and fixtures	99	164
Leasehold improvements	3,979	3,941
Vehicles	10	10
Surgical instruments	10,872	10,772
Total cost	20,125	20,083
Less: accumulated depreciation	(15,057)	(12,909)
Property and equipment, net	$5,068	$7,174

Depreciation expense related to property and equipment, including property under capital lease, for the first nine months of 2019 and 2018 was $2.3 million and $2.4 million, respectively. Depreciation expense not included as part of the depreciation and amortization line item within the condensed consolidated statements of operations is classified as part of cost of sales.

The Company leases certain equipment under finance leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of September 30, 2019, the Company has recorded $1.5 million of gross assets in equipment and $0.9 million of accumulated depreciation.

(4)	Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	September 30, 2019	December 31, 2018
Patents	$847	$847
Accumulated amortization	(318)	(274)
Intangible assets, net	$529	$573

The following is a summary of estimated future amortization expense for intangible assets as of September 30, 2019 (in thousands):

Remainder of 2019	$14
2020	56
2021	55
2022	54
2023	52
Thereafter	298
Total	$529

(5)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Wages/commissions payable	$3,849	$3,332
Other accrued liabilities	2,347	1,818
Accrued liabilities	$6,196	$5,150

(6)	Debt

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

Twenty-Third Amendment to the Prior Credit Agreement

Effective February 14, 2018, the Company and the Investors entered into the Twenty-Third Amendment to the Prior Credit Agreement, which further amended the Prior Credit Agreement and terms of the Credit Facility. As of this amendment, the interest payable was carried forward. As modified, the interest rate options within the Credit Facility were as follows: (i) through December 31, 2018, we had the option at our sole discretion (a) to pay PIK Interest at LIBOR (as defined in the Credit Facility) plus 12% or (b) pay cash interest at LIBOR plus 10%; (ii) beginning January 1, 2019 through September 30, 2019, we had the option at our sole discretion to either (a) pay PIK Interest at LIBOR plus 15% or (b) pay cash interest at LIBOR plus 10%; and (iii) beginning July 1, 2019 through the maturity date of the Credit Facility, we will pay cash interest at LIBOR plus 10%. The amendment also reduced the prepayment or repayment fee under the Credit Facility to 1%.

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

Twenty-Fifth Amendment to the Prior Credit Agreement

Also, on September 17, 2018, the Company and the Investors entered into the Twenty-Fifth Amendment to the Prior Credit Agreement (the “25th Amendment”), which further amended the Prior Credit Agreement and terms of the Credit Facility, effective as of August 1, 2018. Under the terms of the 25th Amendment:

●	no interest was charged on the Loans under the Credit Facility from July 1, 2018 until December 31, 2018;
●	the Optional PIK Interest (as such term is defined in the Prior Credit Agreement) was decreased from 15% plus the LIBO Rate (as such term is defined in the Amended and Restated Credit Agreement) to 10% plus the LIBO Rate, with a 2.3125% floor;
●	a LIBO Rate floor of 2.3125% was added; and
●	the fee due upon payment, prepayment, or repayment of the principal amount of the Loans under the Credit Facility, whether on the maturity date or otherwise, was increased to 2% from 1% of the aggregate principal amount of such payment, prepayment, or repayment.

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

Long-term debt, less issuance costs consists of long-term debt due to the lenders under our Second Amended and Restated Credit Agreement as of September 30, 2019 and under our Prior Credit Agreement as of December 31, 2018. The execution of the Second Amended and Restated Credit Agreement during the first quarter of 2019 and the changes to our credit facility reflected therein, including the interest rate relief and extended maturity, along with the additional availability, were determined to be and accounted for as a debt extinguishment under GAAP, resulting in the write-off of the original loan and associated issuance costs. The present value of the new loan was determined to be $72.7 million as of March 31, 2019 with the Company recording an increase to additional paid-in capital of $7.3 million. Because of the related party affiliation between the Company and our credit facility lenders, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our condensed consolidated statements of operations as a gain on extinguishment. As of September 30, 2019, our long-term debt, less issuance costs was $75.0 million. Assuming no debt payments are made, our long-term debt, less issuance costs line item will continue to increase until the loan’s March 31, 2021 maturity date.

While our long-term debt, less issuance costs balance was $75.0 million as of September 30, 2019 under GAAP, the Company owes a principal balance of $55.8 million plus accrued PIK interest of $27.2 million as of September 30, 2019.

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

Long-term debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Amounts due under Second Amended and Restated Credit Agreement	$72,657	$—
Amounts due under Prior Credit Agreement	—	55,787
PIK interest payable related to Credit Agreements	2,172	27,178
Plus: 2% exit fee on Prior Credit Agreement	266	254
Gross long-term debt	75,095	83,219
Less: discount on Credit Agreements	—	(5,114)
Less: total debt issuance costs on Credit Agreements	(110)	(166)
Long-term debt, less issuance costs	$74,985	$77,939

The following is a summary of maturities due on the long-term debt as of September 30, 2019 (in thousands):

Remainder of 2019	$—
2020	—
2021	75,095
2022	—
2023	—
Thereafter	—
Total	$75,095

(7)	Equity

Charter Amendment

On October 30, 2019, the Company’s stockholders, upon recommendation of the Board, approved an amendment to the Company’s Charter to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

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

Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan

On August 1, 2018, our stockholders approved the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan at the 2018 annual meeting of stockholders of Xtant and at the 2019 annual meeting of stockholders held on October 30, 2019 approved an amendment to increase the number of shares of common stock available thereunder by 1,500,000 shares (as amended, the “2018 Plan”). The 2018 Plan became effective immediately upon initial approval of the plan by our stockholders on August 1, 2018 and will expire on July 31, 2028, unless terminated earlier. The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan (the “Prior Plan”) with respect to future grants of equity awards, although the Prior Plan continues to govern equity awards granted under the Prior Plan. The 2018 Plan permits the Board, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board may select 2018 Plan participants and determine the nature and amount of awards to be granted. Subject to adjustment as provided in the 2018 Plan, the number of shares of our common stock available for issuance under the 2018 Plan is 2,807,747 shares, of which 1,742,387 shares remain available as of the date of this report. Under the 2018 Plan, shares of our common stock related to awards granted under the plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of the shares become available again for grant under the plan.

The Board has granted various awards under the 2018 Plan to certain directors, officers and employees. As of September 30, 2019, stock options to purchase an aggregate of 210,360 shares of our common stock, a restricted stock award for 13,021 shares of common stock, and restricted stock units covering 129,204 shares were outstanding under the 2018 Plan. During the nine months ended September 30, 2019, options to purchase 420,000 shares of common stock granted under the 2018 Plan were forfeited and cancelled as a result of the termination of employment of optionees. Effective October 7, 2019, the Company entered into an employment agreement with Sean Browne as the Company’s President and Chief Executive Officer. In connection with the employment agreement, the Company granted stock options to purchase 329,044 shares of our common stock and restricted stock units covering 329,044 shares effective as of October 15, 2019.

The Board also granted various awards under the Prior Plan. As of September 30, 2019, stock options to purchase an aggregate of 17,772 shares of our common stock and restricted stock awards for 23,438 shares of our common stock were outstanding under the Prior Plan. During the nine months ended September 30, 2019, options to purchase 3,416 shares of our common stock granted under the Prior Plan were forfeited and cancelled as a result of the termination of employment of optionees and a restricted stock award for 10,417 shares of our common stock was forfeited and cancelled as a result of the termination of service of a director.

From time to time, we have granted options to purchase shares of our common stock outside of any stockholder-approved plan to new hires (collectively the “Non-Plan Grants”). As of September 30, 2019, no Non-Plan Grants were outstanding. During the nine months ended September 30, 2019, Non-Plan Grants to purchase 25,000 shares of common stock were forfeited and cancelled as a result of the termination of employment of the optionee.

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

Stock-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2019 and 2018 is based on awards expected to vest and reflects an estimate of awards that will be forfeited. Stock options to purchase an aggregate of 179,590 shares of common stock were issued during the nine months ended September 30, 2019; options to purchase an aggregate of 410,770 shares of common stock were issued during the same period in 2018.

Stock option activity, including options granted under the 2018 Plan, the Prior Plan, and the Non-Plan Grants, was as follows:

	2019			2018
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	496,958	$9.90	$6.62	67,465	$71.03	$36.85
Granted	179,590	$2.47	$2.02	410,770	$5.71	$3.91
Cancelled or expired	(448,416)	$5.51	$4.21	(33,002)	$53.23	$36.42
Outstanding at September 30	228,132	$12.51	$7.64	445,233	$12.09	$6.49
Exercisable at September 30	25,464	$89.03	$49.36	34,463	$135.23	$67.26

The estimated fair value of stock options granted is calculated using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Nine Months Ended
	September 30,
	2019	2018
Risk free interest rate	2.2%	2.9%
Dividend yield	0%	0%
Expected term	8.3 years	10 years
Expected volatility	92%	90%

Total stock-based compensation recognized for employees and directors was $0.3 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively, and was recognized as general and administrative expense. The aggregate intrinsic value of options outstanding as of September 30, 2019 was $66 thousand.

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

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	1,710,609	$7.33
Issued	1,200,000	0.01
Expired	—	—
Outstanding at September 30, 2019	2,910,609	$4.31

The estimated fair value was derived using a valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Value of underlying common stock (per share)	$2.84	$3.85
Risk free interest rate	1.7%	2.10%
Expected term in years	3.0	3.9
Volatility	85%	62%
Dividend yield	0%	0%

The following table summarizes our activities related to warrants accounted for as a derivative liability for the nine months ended September 30, 2019 and 2018:

	2019	2018
Balance at January 1,	87,509	93,759
Derivative warrants expired	—	(6,250)
Balance at September 30,	87,509	87,509

We utilize a lattice valuation model to determine the fair market value of the warrants accounted for as liabilities. The lattice valuation model accommodates the probability of exercise price adjustment features, as outlined in the warrant agreements. We recorded an unrealized loss of $8 thousand resulting from the change in the fair value of the warrant derivative liability for the nine months ended September 30, 2019. Under the terms of some of our warrant agreements, at any time while the warrant is outstanding, the exercise price per share can be reduced to the price per share of future subsequent equity sales of our common stock or a common stock equivalent that is lower than the exercise price per share as stated in the warrant agreement.

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

Operating Leases

We lease six office facilities as of September 30, 2019. These leases are under non-cancelable operating lease agreements with expiration dates between 2019 and 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its long-term operating leases as right-of-use assets. Upon initial adoption, using the modified retrospective transition approach, no leases with terms less than 12 months have been capitalized to the balance sheet consistent with ASC 842. Instead, these leases are recognized in the condensed consolidated statement of operations on a straight-line expense throughout the lives of the leases. All leases of the Company do not contain common area maintenance or security agreements. In connection with certain operating leases, the Company has security deposits recorded and maintained as a prepaid asset totaling $49 thousand as of September 30, 2019.

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

Present Value of Long-term Leases

(in thousands):	September 30, 2019
Right-of-use assets, net	$2,198

Current portion of lease liability	387
Lease liability, less current portion	1,827
Total lease liability	$2,214

As of September 30, 2019, the weighted-average remaining lease term was 5 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of September 30, 2019, the Company estimates the weighted-average discount rate for its operating leases to be 5.2% to present value based on the incremental borrowing rate.

Future minimum payments for the next five years and thereafter as of September 30, 2019 under these long-term operating leases are as follows (in thousands):

Remainder of 2019	$125
2020	501
2021	507
2022	521
2023	489
Thereafter	404
Total future minimum lease payments	2,547
Less amount representing interest	(333)
Present value of obligations under operating leases	2,214
Less current portion	(387)
Long-term operating lease obligations	$1,827

Rent expense was $0.4 million and $0.9 million for each of the nine months ended September 30, 2019 and 2018, respectively. We have no contingent rent agreements.

Financing Leases

Future minimum payments for the next five years and thereafter as of September 30, 2019 under financing leases for equipment are as follows (in thousands):

Remainder of 2019	$53
2020	205
2021	—
2022	—
2023	—
Thereafter	—
Total future minimum lease payments	258
Less amount representing interest	(23)
Present value of obligations under financing leases	235
Less current portion	(229)
Long-term financing lease obligations	$6

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

An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have adequately accrued an amount for contingent liabilities currently in existence. We do not accrue amounts for liabilities that we do not believe are probable or that we consider immaterial to our overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company’s current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

The Company did not recognize any interest or penalties related to income taxes for the nine months ended September 30, 2019 and 2018.

(12)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$47	$170
Non-cash activities:
Issuance of capital leases	$—	$84
Lease liability from right-of-use assets	$2,296	$—
Interest converted into common stock	$—	$556
Conversion of convertible debt to equity	$—	$71,865
Convertible PIK interest	$—	$4,764
Conversion of interest related to the Credit Facility to long-term debt	$—	$7,977
Write-off of convertible debt issuance cost	$—	$1,012
Transfer of inventory to property and equipment	$—	$448
Extinguishment of Prior Credit Agreement (including debt issuance costs)	$79,624	$—
Write-off of Prior Credit Agreement debt issuance costs and existing ROS fees	$307	$—
Recognition of Second Amended and Restated Credit Agreement	$72,657	$—
Recognition of 2019 Warrants	$9	$—
Debt discount	$—	$5,114

(13)	Related Party Transactions

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

On April 5, 2019, the Company entered into a Sublease Agreement wherein the Company leases from Cardialen, Inc., a portion of Cardialen’s office space commencing April 2019 on a month-to-month basis until January 2024, unless terminated earlier upon notice of 60 days. The rent was $2,100 per month for the months of April through July 2019 and is currently $1,260 per month. Because Jeffrey Peters is both a member of our Board and the Chief Executive Officer, President, and a Director of Cardialen, this transaction qualifies as a related party transaction.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 96% and 95% of sales were in the United States for the nine months ended September 30, 2019 and 2018, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
United States	$15,097	$16,496
Rest of world	624	770
Total revenue	$15,721	$17,266

	Nine Months Ended September 30,
	2019	2018
United States	$45,781	$51,288
Rest of world	1,937	2,653
Total revenue	$47,718	$53,941

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first quarter of 2018, we effected a significant restructuring pursuant to which we converted an aggregate of $71.9 million of aggregate principal amount of debt into equity by issuing an aggregate of 10,590,954 shares of our stock, in cancellation thereof, issued an additional 945,819 shares of our common stock in a private placement for an aggregate purchase price of $6.8 million, completed a 1-for-12 reverse split of our common stock after the close of business on February 13, 2018, and replaced our entire Board of Directors. We completed this restructuring during the second quarter of 2018 with a common stock stockholder rights offering, which expired on June 18, 2018, and resulted in the issuance of an additional 129 shares of common stock. Upon completion of this restructuring and as of September 30, 2019, two funds affiliated with OrbiMed, which held a significant portion of our converted indebtedness and continue to hold all of our currently outstanding debt, own approximately 70% of our outstanding common stock. Because of this significant ownership, we are a “controlled company” within the meaning of NYSE American corporate governance standards.

During 2018 and continuing through the third quarter of 2019, we experienced reduced revenues compared to prior year periods due primarily to reduced demand for our hardware products in both domestic and international markets. As of September 30, 2019, our cash and cash equivalents were $5.7 million. On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement, which amended and restated our Prior Credit Agreement, revised certain covenants and increased our credit availability by $10.0 million. As of September 30, 2019, we had availability of $12.2 million under our credit facility. We believe that cash and cash equivalents, together with the availability under our Second Amended and Restated Credit Agreement, will be sufficient to meet our anticipated cash requirements for at least 12 months.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and September 30, 2018

Revenue

Total revenue for the three and nine months ended September 30, 2019 was $15.7 million and $47.7 million, respectively, which represents a decrease of 8.9% and 11.5%, respectively, compared to $17.3 million and $53.9 million for the three and nine months ended September 30, 2018, respectively. These declines were primarily due to reduced demand for our hardware products in both domestic and international markets. The reduced demand for our hardware products was due in part to the termination of an advisory agreement with an entity that provided services to some of our customers and the continued transition of certain independent sales agents out of the Company.

Cost of Sales

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales for the three months ended September 30, 2019 decreased 8.6% to $5.2 million from $5.7 million for the three months ended September 30, 2018. Cost of sales for the nine months ended September 30, 2019 decreased 6.7% to $16.5 million from $17.7 million for the nine months ended September 30, 2018. As a percentage of revenue, cost of sales increased to 33.4% and 34.6% for the three and nine months ended September 30, 2019, respectively, versus 33.3% and 32.8% for the three and nine months ended September 30, 2018, respectively. Gross margin percentages for the three months ended September 30, 2019 were comparable to the prior period. The increase in cost of sales as percentage of sales during the nine months ended September 30, 2019 compared to the prior period reflects a $0.6 million increase the Company’s inventory reserves compared to the prior period.

General and Administrative Expenses

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting, and other professional fees, as well as occupancy costs. General and administrative expenses increased 33.1%, or $1.0 million, to $4.2 million for the three months ended September 30, 2019 compared to the same period of 2018. This increase was primarily due to increased bad debt expense of $0.2 million, executive recruiting fees of $0.2 million and retention of finance and accounting consultants previously utilized in connection with our restructuring for assistance in general and administrative functions. General and administrative expenses increased 25.1%, or $2.5 million, to $12.5 million for the nine months ended September 30, 2019 compared to the same period of 2018. This increase was primarily due to legal settlements of $0.7 million, increased bad debt expense of $0.5 million, executive recruiting fees of $0.5 million and retention of finance and accounting consultants previously utilized in connection with our restructuring for assistance in general and administrative functions.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 14.8% and 21.2% to $6.7 million and $19.5 million for the three and nine months ended September 30, 2019, respectively, compared to $7.8 million and $24.7 million for the three and nine months ended September 30, 2018, respectively. As a percentage of revenue, sales and marketing expenses decreased to 41.5% and 39.8% for the three and nine months ended September 30, 2019, respectively, from 45.5% and 45.9% for the three and nine months ended September 30, 2018, respectively. These decreases were primarily due to lower travel expenses, a reduction in headcount, decreased commissions attributable to decreased revenue, and the favorable impact from changes made to the commission rate structure under certain distribution agreements.

Research and Development Expenses

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses decreased 41.5% and 42.8% to $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, from $0.3 million and $1.2 million for the three and nine months ended September 30, 2018, respectively. These decreases were primarily due to a reduction in headcount compared to the prior year periods.

Depreciation and Amortization Expenses

Depreciation and amortization expense consists of depreciation and amortization of long-lived intangible assets, patents, leasehold improvements, and equipment. Depreciation and amortization expense decreased to $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, from $1.0 million and $3.1 million for the three and nine months ended September 30, 2018, respectively, primarily due to the impairment of the intangible assets in the fourth quarter of 2018.

Restructuring Expenses

Restructuring expenses were zero for the three and nine months ended September 30, 2019 and $0.6 million and $2.6 million, for the three and nine months ended September 30, 2018, respectively. Restructuring costs for the three and nine months ended September 30, 2018 related to our recapitalization and debt restructuring.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $1.2 million and $4.5 million for the three and nine months ended September 30, 2019, respectively, compared to $1.8 million and $8.2 million for the three and nine months ended September 30, 2018, respectively. These decreases were due to amendments to our credit agreement resulting in lower effective interest rates on our outstanding debt during the three and nine months ended September 30, 2019 compared to the prior year periods.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through operating cash flows, the private placement of equity securities and convertible debt, an equity credit facility, a debt facility, a common stock rights offering, and other debt transactions.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$5,749	$6,797
Accounts receivable, net	9,121	9,990
Inventories	16,025	17,301
Total current assets	31,609	34,677
Accounts payable	2,249	6,465
Accrued liabilities	6,196	5,150
Total current liabilities	9,078	12,051
Total working capital	22,531	22,626
Long-term debt, less issuance costs	74,985	77,939

Long-term debt, less issuance costs consists of long-term debt due to the lenders under our Second Amended and Restated Credit Agreement as of September 30, 2019 and under our Prior Credit Agreement as of December 31, 2018. The execution of the Second Amended and Restated Credit Agreement during the first quarter of 2019 and the changes to our credit facility reflected therein, including the interest rate relief and extended maturity, along with the additional availability, were determined to be and accounted for as a debt extinguishment under GAAP, resulting in the write-off of the original loan and associated issuance costs. The present value of the new loan was determined to be $72.7 million as of March 31, 2019 with the Company recording an increase to additional paid-in capital of $7.3 million. Because of the related party affiliation between the Company and our credit facility lenders, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our condensed consolidated statements of operations as a gain on extinguishment. As of September 30, 2019, our long-term debt, less issuance costs was $75.0 million. Assuming no debt payments are made, our long-term debt, less issuance costs line item will continue to increase until the loan’s March 31, 2021 maturity date. See Note 6, “Debt” to the condensed consolidated financial statements.

While our long-term debt, less issuance costs balance was $75.0 million as of September 30, 2019 under GAAP, the Company owes a principal balance of $55.8 million plus accrued PIK interest of $27.2 million as of September 30, 2019.

Cash Flows

Net cash used by operating activities for the nine months ended September 30, 2019 was $0.3 million compared to $0.8 million for the nine months ended September 30, 2018. The reduction relates primarily to a decrease in net loss, offset by reductions in depreciation and amortization, non-cash interest and the effects of changes in operating activities.

Net cash used in investing activities for the nine months ended September 30, 2019 was $0.2 million compared to $0.1 million for the nine months ended September 30, 2018. The increase reflects primarily increases in purchases of property and equipment and intangible assets.

Net cash used in financing activities was $0.5 million during the nine months ended September 30, 2019 compared to net cash provided by financing activities of $3.0 million for the nine months ended September 30, 2018. The net cash provided during the prior year period was due to proceeds from a private placement, partially offset by costs associated therewith and the Company’s debt conversion.

Credit Facility

On March 29, 2019, we entered into the Second Amended and Restated Credit Agreement with the Investors, which amended and restated the Prior Credit Agreement dated as of July 27, 2015, among the parties thereto, and as subsequently amended through the Twenty-Fifth Amendment to the Prior Credit Agreement.

The Second Amended and Restated Credit Agreement amended the Prior Credit Agreement to provide that we may request term loans with the Investors in an amount equal to the remaining commitment for additional delayed draw loans, which was approximately $2.2 million as of the date of the Second Amended and Restated Credit Agreement, and request additional term loans in an aggregate amount of up to $10.0 million, the amount of each loan draw to be subject to our production of a thirteen-week cash flow forecast that is approved by the Investors and which shows a projected cash balance for the following two-week period of less than $1.5 million, as well as the satisfaction (or waiver in writing by each Investor) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents. In addition, the Second Amended and Restated Credit Agreement provides that (i) no interest will accrue on the Loans under the Second Amended and Restated Credit Agreement from and after January 1, 2019, until March 31, 2020; (ii) beginning April 1, 2020, through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%; (iii) the maturity date of the Loans is March 31, 2021; (iv) the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and (v) the key person event default provision was revised to refer specifically to certain then recently-hired executive officers of the Company. Under the terms of the Prior Credit Agreement, we were required to comply with a minimum liquidity covenant, a consolidated leverage ratio covenant, and a minimum consolidated EBITDA covenant. We were in compliance with all covenants under the Second Amended and Restated Credit Agreement as of September 30, 2019 and under the Prior Credit Agreement as of December 31, 2018. As of September 30, 2019, there was $12.2 million in unused availability under the Second Amended and Restated Credit Agreement.

Cash Requirements

We believe that our September 30, 2019 cash and cash equivalents of $5.7 million, together with the availability of $12.2 million under our new Second Amended and Restated Credit Agreement, will be sufficient to meet our anticipated cash requirements for at least 12 months. However, we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends certain provisions of ASC 326, Financial Instruments–Credit Loss. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief. The amendments in the update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The effective date and transition methodology for the amendment have not changed. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We are currently evaluating this update to determine the full impact of its adoption but do not expect the adoption of these provisions will have a material effect on our consolidated financial position, results of operations, or cash flows.

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

There have been no changes in our critical accounting estimates for the nine months ended September 30, 2019 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the hiring of additional finance personnel, including a new controller, to perform roles previously performed by consultants.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

3.3	Second Amended and Restated Bylaws of Xtant Medical Holding, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

10.1	Amended and Restated Employment Agreement effective as of August 8, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 7, 2019	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Greg Jensen
	Name:	Greg Jensen
	Title:	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

