Form 10-Q
period 2020-03-31
Xtant Medical Holdings, Inc.
filed 2020-05-07
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 5, 2020: 13,223,565.

XTANT MEDICAL HOLDINGS, INC.
FORM 10-Q

March 31, 2020

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the applicable securities laws. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	the effect of the global novel strain of coronavirus (COVID-19) pandemic on our business, operating results and financial condition, including disruption to our customers, distributors, independent sales representatives, contract manufacturers and suppliers, as well as the global economy and financial and credit markets;

●	our ability to comply with the covenants in our second amended and restated credit agreement;

●	our ability to maintain sufficient liquidity to fund our operations;

●	our ability to service our debt;

●	our ability to obtain financing on reasonable terms when needed;

●	our ability to increase or maintain revenue;

●	the ability of our sales force to achieve expected results;

●	our ability to innovate and develop new products;

●	our ability to remain competitive;

●	our ability to obtain donor cadavers for our products;

●	our ability to engage and retain qualified technical personnel and members of our management team;

●	the availability of our facilities;

●	our ability to retain and recruit independent sales agents and the impact of the termination of an advisory agreement with an entity that provided services to some of our customers;

●	government regulations;

●	government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad;

●	our ability to successfully integrate future business combinations or acquisitions;

●	our ability to use our net operating loss carry-forwards to offset future taxable income;

●	product liability claims and other litigation to which we may be subjected;

●	product recalls and defects, including the December 2018 recall of our Calix Lumbar Spine Implant System;

●	timing and results of clinical studies;

●	our ability to remain accredited with the American Association of Tissue Banks;

●	our ability to obtain and protect our intellectual property and proprietary rights;

●	infringement and ownership of intellectual property; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Form 10-Q.

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

ii

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,239	$5,237
Trade accounts receivable, net of allowance for credit losses of $668 and doubtful accounts of $500, respectively	9,743	10,124
Inventories	18,044	16,101
Prepaid and other current assets	1,084	784
Total current assets	32,110	32,246
Property and equipment, net	4,303	4,695
Right-of-use asset, net	1,999	2,100
Goodwill	3,205	3,205
Intangible assets, net	500	515
Other assets	434	394
Total Assets	$42,551	$43,155

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,609	$2,188
Accrued liabilities	5,910	6,625
Warrant derivative liability	1	7
Current portion of lease liability	401	394
Current portion of financing lease obligations	138	176
Total current liabilities	10,059	9,390
Long-term Liabilities:
Lease liability, less current portion	1,623	1,726
Long-term debt, less issuance costs	77,345	76,244
Total Liabilities	89,027	87,360
Commitments and Contingencies (note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 75,000,000 shares authorized; 13,223,565 shares issued and outstanding as of March 31, 2020 and 13,161,762 shares issued and outstanding as of December 31, 2019	—	—
Additional paid-in capital	179,330	179,061
Accumulated deficit	(225,806)	(223,266)
Total Stockholders’ Equity (Deficit)	(46,476)	(44,205)
Total Liabilities & Stockholders’ Equity (Deficit)	$42,551	$43,155

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue
Orthopedic product sales	$14,735	$16,686
Other revenue	43	40
Total Revenue	14,778	16,726

Cost of sales	5,165	5,913
Gross Profit	9,613	10,813

Operating Expenses
General and administrative	4,319	4,477
Sales and marketing	6,413	6,742
Research and development	245	262
Total Operating Expenses	10,977	11,481

Loss from Operations	(1,364)	(668)

Other (Expense) Income
Interest expense	(1,108)	(2,018)
Change in warrant derivative liability	6	(15)
Other (expense) income	(5)	(75)
Total Other (Expense)	(1,107)	(2,108)

Net Loss Before Provision for Income Taxes	(2,471)	(2,776)

Provision for income taxes	(22)	(23)
Net Loss	$(2,493)	$(2,799)

Net loss per share:
Basic	$(0.19)	$(0.21)
Dilutive	$(0.19)	$(0.21)

Shares used in the computation:
Basic	13,175,345	13,170,721
Dilutive	13,175,345	13,170,721

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MARCH 31

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Paid-In-Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	13,172,179	$—	$171,273	$(215,045)	$(43,772)

Stock-based compensation	—	—	122	—	122
Forfeiture of restricted stock	(10,417)	—	—	—	—
Debt extinguishment	—	—	7,264	—	7,264
Issuance of warrant	—	—	9		9
Net loss	—	—	—	(2,799)	(2,799)
Balance at March 31, 2019	13,161,762	$—	$178,668	$(217,844)	$(39,176)

Balance at December 31, 2019	13,161,762	$—	$179,061	$(223,266)	$(44,205)

ASU 2016-13 cumulative effect adjustment	—	—	—	(47)	(47)
Common stock issued on vesting of restricted stock units	61,803	—	—	—	—
Stock-based compensation	—	—	269	—	269
Net loss	—	—	—	(2,493)	(2,493)
Balance at March 31, 2020	13,223,565	$—	$179,330	$(225,806)	$(46,476)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(2,493)	$(2,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	685	776
(Gain) loss on disposal of fixed assets	(105)	116
Non-cash interest	1,101	1,991
Non-cash rent	4	-
Stock-based compensation	269	122
Provision for reserve on accounts receivable	138	94
Provision for excess and obsolete inventory	31	153
Change in warrant derivative liability	(6)	15

Changes in operating assets and liabilities:
Accounts receivable	195	403
Inventories	(1,974)	623
Prepaid and other assets	(340)	146
Accounts payable	1,421	(429)
Accrued liabilities	(715)	(721)
Net cash (used in) provided by operating activities	(1,789)	490

Investing activities:
Purchases of property and equipment and intangible assets	(258)	(137)
Proceeds from sale of fixed assets	83	51
Net cash used in investing activities	(175)	(86)

Financing activities:
Payments on financing leases	(34)	(104)
Net cash used in financing activities	(34)	(104)

Net change in cash and cash equivalents	(1,998)	300
Cash and cash equivalents at beginning of period	5,237	6,797
Cash and cash equivalents at end of period	$3,239	$7,097

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

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

Interim results are not necessarily indicative of results that may be achieved in the future for the full year ending December 31, 2020.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments to change the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company adopted the guidance on January 1, 2020 and recognized a cumulative effect adjustment of $47,000 to retained earnings and accounts receivable, net as a result of adoption. The Company has included the additional disclosures required by ASU 2016-13 in Note 3.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill and intangible assets and liabilities, valuation allowances for trade receivables, inventory and deferred income tax assets and liabilities, current and long-term right-of-use asset, evaluation of ability to continue as a going concern and estimates for the fair value of long-term debt, stock options and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the revenue decline related to the current global novel strain of coronavirus, or COVID-19 pandemic, the Company evaluated whether the carrying values of the long-lived assets were recoverable. Based on these evaluations, the Company determined that the long-lived assets were still recoverable. No impairments of long-lived assets were recorded for the three months ended March 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. As a result of the current COVID-19 pandemic and its impact on the Company’s projected cash flows, the Company tested goodwill for impairment at the end of the first quarter of 2020. No impairments of goodwill were recorded for the three months ended March 31, 2020 and 2019.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2020 and 2019, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported, as the effects of including 4,363,089 and 1,912,567 outstanding stock options, restricted stock units and warrants for the three months ended March 31, 2020 and 2019, respectively, are anti-dilutive.

Fair Value of Financial Instruments

As of March 31, 2020 and December 31, 2019, the fair value of the Company’s warrant derivative liability was not material. The valuation technique used to measure fair value of the warrant liability is based on a lattice valuation model and significant assumptions and inputs determined by us.

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of March 31, 2020 and December 31, 2019.

(2)	Revenue

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

For each surgical procedure, the sales agent reports use of the product by the hospital and, as soon as practicable thereafter, ensures that the hospital provides a purchase order to the Company. Upon receipt of the hospital purchase order, the Company invoices the hospital, and revenue is recognized in the proper period. Additionally, the Company sells product directly to domestic and international stocking resellers and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. The Company recognizes revenue control of the promised goods is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions.

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	March 31, 2020	Total Revenue	March 31, 2019	Total Revenue
Orthobiologics	$10,755	73%	$12,058	72%
Spinal implant	3,980	27%	4,628	28%
Other revenue	43	0%	40	0%
Total revenue	$14,778	100%	$16,726	100%

(3)	Receivables

Concurrent with the adoption of ASU 2016-13, the Company’s allowance for doubtful accounts was expanded to include provision for current expected credit loss (“CECL”). The Company’s provision for CECL is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months ended March 31, 2020 (in thousands):

Balance at January 1, 2020	$547
Provision for expected credit losses	138
Write-offs charged against allowance	(17)
Balance at March 31, 2020	$668

(4)	Inventories

Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$4,022	$3,805
Work in process	2,853	1,603
Finished goods	22,423	22,135
Gross inventories	29,298	27,543
Reserve for obsolescence	(11,254)	(11,442)
Total	$18,044	$16,101

(5)	Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2020	December 31, 2019
Equipment	$4,361	$4,250
Computer equipment	476	455
Computer software	570	570
Furniture and fixtures	133	124
Leasehold improvements	3,980	3,980
Vehicles	10	10
Surgical instruments	10,960	10,897
Total cost	20,490	20,286
Less: accumulated depreciation	(16,187)	(15,591)
Property and equipment, net	$4,303	$4,695

Depreciation expense related to property and equipment, including property under capital lease, for the first three months of 2020 and 2019 was $0.7 million and $0.8 million, respectively.

The Company leases certain equipment under finance leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of March 31, 2020, the Company has recorded $1.4 million of gross assets in equipment and $1.0 million of accumulated depreciation.

(6)	Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	March 31, 2020	December 31, 2019
Patents	$847	$847
Accumulated amortization	(347)	(332)
Intangible assets, net	$500	$515

The following is a summary of estimated future amortization expense for intangible assets as of March 31, 2020 (in thousands):

Remainder of 2020	$42
2021	55
2022	54
2023	53
2024	52
Thereafter	244
Total	$500

(7)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Wages/commissions payable	$2,313	$3,902
Other accrued liabilities	3,597	2,723
Accrued liabilities	$5,910	$6,625

(8)	Debt

The Company has a credit facility with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS” and together with Royalty Opportunities the “Lenders”) (the “Second Amended and Restated Credit Agreement”). As of March 31, 2020, the Company had availability for additional delayed draw loan advances of $2.2 million, subject to Lenders’ discretion. In addition, the Company may request additional term loans from the Lenders in an aggregate amount up to $10.0 million, subject to Lenders’ discretion. Beginning April 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Credit Agreement at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%.

Long-term debt consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Amounts due under the Second Amended and Restated Credit Agreement	$72,657	$72,657
PIK interest payable related to Second Amended and Restated Credit Agreement	4,229	3,280
Plus: 2% exit fee on prior credit agreement	533	399
Gross long-term debt	77,419	76,336
Less: total debt issuance costs on Credit Agreements	(74)	(92)
Long-term debt, less issuance costs	$77,345	$76,244

Amounts due under the Second Amended and Restated Credit Agreement were scheduled to mature on March 31, 2021 and become payable at that time. On May 6, 2020, the Company, entered into a First Amendment to the Second Amended and Restated Credit Agreement with the Lenders, which among other things, provided that:

●	No interest will accrue on the outstanding loans under the Second Amended and Restated Credit Agreement (the “Loans”) from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date of the Second A&R Credit Agreement, interest payable in cash will accrue on the Loans under the Second A&R Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second A&R Credit Agreement) and (y) 2.3125%;

●	The maturity date of the Loans is December 31, 2021;

●	The Revenue Base financial covenant was revised through December 31, 2021; and

●	The key person event default provision was revised to refer specifically to Sean Browne in lieu of Ron Berlin.

On May 6, 2020 Xtant issued warrants to purchase an aggregate of 2,400,000 shares of Company common stock to the Lenders, with an exercise price of $0.01 per share and an expiration date of May 6, 2030 (collectively, the “2020 Warrants”). The issuance of the 2020 Warrants was a condition to the effectiveness of the First Amendment. The number of shares of Company common stock issuable upon exercise of the 2020 Warrants are subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions.

The Lenders, which collectively own approximately 70% of the Company’s outstanding common stock, and beneficially own, with their warrants, approximately 75% of the Company’s common stock, are the sole holders of the Company’s outstanding long-term debt. In addition, as described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020, the Company is a party to an Investor Rights Agreement and Registration Rights Agreement with the Lenders in addition to the Second Amended and Restated Credit Agreement.

(9)	Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan , was as follows:

	2020			2019
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	602,966	$6.07	$3.99	496,958	$9.90	$6.62
Granted	-	$-	$-	100,000	$2.24	$1.95
Cancelled or expired	(76,299)	$4.18	$2.96	(395,000)	$4.71	$3.69
Outstanding at March 31	526,667	$6.34	$4.14	201,958	$10.62	$6.74
Exercisable at March 31	48,764	$41.11	$23.34	71,249	$24.35	$14.09

During the three months ended March 31, 2020, 489,437 restricted stock units were granted under the 2018 Plan, which vest over a weighted average period of 1.5 years.

(10)	Warrants

As of March 31, 2020 and December 31, 2019, warrants for the purchase of an aggregate of 2,908,874 shares of common stock were outstanding, with a weighted average exercise price of $4.16 per share. Among these, warrants to purchase an aggregate of 87,509 shares were accounted for as a derivative liability (see Note 1).

(11)	Commitments and Contingencies

Operating Leases

We lease three office facilities as of March 31, 2020 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates between 2023 and 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale.

Present Value of Long-term Leases

(in thousands):	March 31, 2020
Right-of-use assets, net	$1,999

Current portion of lease liability	401
Lease liability, less current portion	1,623
Total lease liability	$2,024

As of March 31, 2020, the weighted-average remaining lease term was 4.6 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of March 31, 2019, the Company estimates the weighted-average discount rate for its operating leases to be 5.2% of present value based on the incremental borrowing rate.

Future minimum payments for the next five years and thereafter as of March 31, 2020 under these long-term operating leases are as follows (in thousands):

Remainder of 2020	$376
2021	507
2022	521
2023	489
2024	224
Thereafter	179
Total future minimum lease payments	2,296
Less amount representing interest	(272)
Present value of obligations under operating leases	2,024
Less current portion	(401)
Long-term operating lease obligations	$1,623

Rent expense was $0.1 million for the three months ended March 31, 2020 and 2019. We have no contingent rent agreements.

Financing Leases

Future minimum payments under finance leases are as follows as of March 31, 2020 (in thousands):

Remainder of 2020	$144
Less amount representing interest	(6)
Present value of obligations under financing leases	$138

Litigation

On December 13, 2018, a complaint was filed by RSB Spine, LLC, against Xtant Medical Holdings, Inc., which claims that some of our products, including the Irix-A Lumbar Integrated Fusion System and the Irix-C Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. On February 28, 2020, we entered into a confidential settlement and patent license agreement with RSB Spine pursuant to which we agreed to make an undisclosed settlement payment to RSB Spine and pay royalties on future sales of the two products through the expiration of the asserted patents. The settlement payment was included in accrued expenses as of December 31, 2019.

In addition, we are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time to time.

These matters arise in the ordinary course and conduct of our business and may include, for example, commercial, product liability, intellectual property, and employment matters. We intend to continue to defend the Company vigorously in such matters and, when warranted, take legal action against others. Furthermore, we regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have adequately accrued an amount for contingent liabilities currently in existence. We do not accrue amounts for liabilities that we do not believe are probable or that we consider immaterial to our overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company’s current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2020 and 2019.

(13)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7	$27
Non-cash activities:
ASU 2016-13 cumulative effect adjustment	$47	$—
Lease liability from right-of-use assets	$—	$2,658
Extinguishment of Prior Credit Agreement (including debt issuance costs)	$—	$307
Recognition of Second Amended and Restated Credit Agreement	$—	$72,657
Recognition of 2019 Warrants	$—	$9

(14)	Related Party Transactions

Royalty Opportunities and ROS collectively own approximately 70% of the Company’s outstanding common stock and are the sole holders of our outstanding long-term debt and are Lenders under the Second A&R Credit Agreement. In addition, as described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we are party to an Investor Rights Agreement and Registration Rights Agreement with Royalty Opportunities and ROS. Transactions between the Company, on the one hand, and Royalty Opportunities and ROS, on the other hand, are conducted under the provisions of the Second Amended and Restated Credit Agreement, the Prior Credit Agreement, the Investor Rights Agreement, and the Registration Rights Agreement, as previously noted.

On January 22, 2020, the Company amended its Sublease Agreement with Cardialen, Inc., reducing monthly rent to $1,350 per month. Because Jeffrey Peters is both a member of our Board and the Chief Executive Officer, President, and a Director of Cardialen, this transaction qualifies as a related party transaction.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 96% and 95% of sales were in the United States for the nine months ended March 31, 2020 and 2019, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$14,251	$16,039
Rest of world	526	687
Total revenue	$14,777	$16,726

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q.

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

As of March 31, 2020, our cash and cash equivalents were $3.2 million. On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (“Second A&R Credit Agreement”), which amended and restated our prior credit agreement, as amended (“Prior Credit Agreement”), revised certain covenants and increased our credit availability by $10.0 million, subject to the discretion of our lenders. On May 6, 2020, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (“First Amendment”), which amended the Second A&R Credit Agreement to extend the period over which interest does not accrue, extend the maturity and revise certain covenants. As of March 31, 2020, we had availability of $12.2 million under our credit facility, subject to the discretion of our lenders. We believe that cash and cash equivalents, together with the availability under the Second A&R Credit Agreement, will be sufficient to meet our anticipated cash requirements for at least 12 months.

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

Potential Impact of the COVID-19 Pandemic

The global COVID-19 pandemic has led to the closure of businesses, severe travel restrictions and social distancing. Hospitals and other medical facilities have canceled elective surgeries, reduced and diverted staffing and diverted resources to patients suffering from the infectious disease and limited hospital access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has already had and will likely continue to have a material adverse effect on our revenues. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which could lead to an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy also will likely negatively affect demand for procedures using our products, both in the near- and long-term, and could cause one or more of our distributors, independent sales representatives, customers, contract manufacturers and suppliers to experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact our ability to manufacture and provide products and otherwise operate our business, as well as increase our costs and expenses.

The anticipated decline in our revenues and adverse impact on our other operating results could impact our debt covenants under our credit facility and our ability to access funding thereunder. We may need to borrow funds from alternative sources, such as other lenders and institutions or government agencies. There can be no guarantee that such borrowing will be available or available on favorable terms or without restrictions that may otherwise impair our operating flexibility. The COVID-19 pandemic has also led to and could continue to lead to severe disruption and volatility in the global capital markets, which could increase our cost of future capital and adversely affect our ability to access the capital markets in the future.

In response to the COVID-19 pandemic, we recently implemented a series of cost-savings actions intended to preserve capital to support our operations. These temporary cost-saving actions include:

●	termination or furlough of 42% of our workforce;

●	suspension in hiring most open positions;

●	elimination of planned merit increases;

●	institution of a temporary 20% base salary or wage reduction for all executive officers and employees;

●	20% reduction in non-employee director retainers;

●	suspension of future 401(k) plan matching contributions by the Company;

●	reduction in sales and marketing expenses and other discretionary spending; and

●	elimination of all capital expenditures, except for certain items related to improving the efficiency of our biologics production.

The foregoing and other continued disruptions to our business as a result of COVID-19 could result in a material adverse effect on our business, operating results, financial condition, prospects and the trading price of our common stock in the near-term and beyond 2020. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and March 31, 2019

Revenue

Total revenue for the three months ended March 31, 2020 was $14.8 million, which represents a decrease of 11.6% compared to $16.7 million in the same quarter of the prior year. The decrease in revenue is attributed to the impact of COVID-19 and the sudden drop in elective procedures beginning early March as a result of the COVID-19 pandemic.

Cost of Sales

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales decreased by 12.6%, or $0.7 million, to $5.2 million for the three months ended March 31, 2020 from $5.9 million for the three months ended March 31, 2019. The reduction in cost of sales is primarily due to lower revenue in the first quarter of 2020 versus the first quarter of 2019. As a percentage of revenue, cost of sales remained consistent year over year.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting, professional fees, and occupancy costs. General and administrative expenses decreased 3.5%, or $0.2 million, to $4.3 million for the three months ended March 31, 2020, compared to $4.5 million for the same period in 2019. This decrease is primarily attributable to legal settlement expenses totaling $0.5 million and lower legal and consulting fees of $0.5 million in the first quarter of 2019, partially offset by severance related expenses totaling $0.7 million in the first quarter of 2020.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 4.9%, or $0.3 million, to $6.4 million for the three months ended March 31, 2020, compared to $6.7 million for the same period of 2019. This decrease is primarily due to the reduction in sales commissions of $0.4 million due to lower revenues year over year. As a percentage of revenue, sales and marketing expenses increased to 43.4% in the three months ended March 31, 2020 from 40.3% in the comparable period in the prior year due primarily to decreased revenue.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses of $0.2 million for the three months ended March 31, 2020 were comparable to the same period in 2019.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $1.1 million for the three months ended March 31, 2020 compared to $2.0 million for the three months ended March 31, 2019. The decrease in interest expense is due to the lower effective interest rate, effective beginning second quarter 2019, as a result of the execution of the Second A&R Credit Agreement on March 29, 2019.

Change in Warrant Derivative Liability

For the three months ended March 31, 2020, we recorded a gain in our non-cash warrant derivative liability of $6 thousand, which was primarily driven by the change in the closing price of our common stock at March 31, 2020 and 2019, respectively. This liability is associated with the issuance of warrants as part of our prior convertible debt financing, our 2010 financing, and our 2014 equity financing, which contain certain provisions requiring us to record a change in the fair value of the warrant derivative liability from period to period.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through operating cash flows, the private placement of equity securities and convertible debt, an equity credit facility, a debt facility, a common stock rights offering, and other debt transactions.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$3,239	$5,237
Accounts receivable, net	9,743	10,124
Inventories	18,044	16,101
Total current assets	32,110	32,246
Accounts payable	3,609	2,188
Accrued liabilities	5,910	6,625
Total current liabilities	10,059	9,390
Total working capital	22,051	20,856
Long-term debt, less issuance costs	77,345	76,244

Cash Flows

Net cash used by operating activities for the first three months of 2020 was $1.8 million attributed to the increase in inventories of $2.0 million, the reduction of accrued liabilities of $0.7 million offset partially by the increase in accounts payable of $1.4 million. For the comparable period of 2019, net cash provided by operating activities was $0.5 million.

Net cash used in investing activities for the first three months of 2020 and 2019 was $0.2 million and $0.1 million, respectively, primarily representing purchases of property and equipment.

Net cash used in financing activities was $34 thousand and $0.1 million for the first three months of 2020 and 2019, respectively, primarily representing payments for financing leases.

Credit Facility

On March 29, 2019, we entered into the Second A&R Credit Agreement with the Lenders, which amended and restated the Prior Credit Agreement. The Second A&R Credit Agreement amended the Prior Credit Agreement to provide that we may request term loans from the Lenders in their sole discretion in an amount equal to the remaining availability for additional delayed draw loans, which was approximately $2.2 million as of the date of the Second A&R Credit Agreement, and request additional term loans from the Lenders in their sole discretion in an aggregate amount of up to $10.0 million, the amount of each loan draw to be also subject to our production of a thirteen-week cash flow forecast that is approved by the Lenders and which shows a projected cash balance for the following two-week period of less than $1.5 million, as well as the satisfaction (or waiver in writing by each Lender) of conditions precedent, including closing certificate, delivery of budget, and other satisfactory documents. In addition, the Second A&R Credit Agreement provides that (i) no interest will accrue on the loans thereunder from and after January 1, 2019, until March 31, 2020; (ii) beginning April 1, 2020, through the maturity date of the Second A&R Credit Agreement, interest payable in cash will accrue on the loans thereunder at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second A&R Credit Agreement) and (y) 2.3125%; (iii) the maturity date of the Loans is March 31, 2021; (iv) the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second A&R Credit Agreement) financial covenant was added; and (v) the key person event default provision was revised to refer specifically to certain then recently-hired executive officers of the Company.

On May 6, 2020, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (“First Amendment”) with the Lenders, which amended the Second A&R Credit Agreement dated March 29, 2019 among the parties thereto. Under the terms of the First Amendment, the Second A&R Credit Agreement was amended to provide that:

●	No interest will accrue on the outstanding loans under the Second Amended and Restated Credit Agreement (the “Loans”) from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date of the Second A&R Credit Agreement, interest payable in cash will accrue on the Loans under the Second A&R Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second A&R Credit Agreement) and (y) 2.3125%;

●	The maturity date of the Loans is December 31, 2021;

●	The Revenue Base financial covenant was revised through December 31, 2021; and

●	The key person event default provision was revised to refer specifically to Sean Browne in lieu of Ron Berlin.

As of March 31, 2020, we were in compliance with, or had obtained waivers for, all covenants.

Cash Requirements

We believe that our March 31, 2020 cash and cash equivalents of $3.2 million, together with the availability of $12.2 million under our Second A&R Credit Agreement, will be sufficient to meet our anticipated cash requirements for at least 12 months. However, we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Prior to raising additional equity or debt financing, we must obtain the consent of the Lenders, and no assurance can be provided that the Lenders would provide such consent, which could limit our ability to raise additional financing.

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

There have been no changes in our critical accounting estimates for the three months ended March 31, 2020 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than for adoption of ASU 2016-13 as described in Note 1 and Note 3 to our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although Item 1A is inapplicable to Xtant as a smaller reporting company, we hereby disclose the following additional risk:

The Company’s business, operating results and financial condition has already been and will likely continue to be materially adversely affected by the global novel strain of coronavirus (COVID-19) pandemic.

The global COVID-19 pandemic has led to the closure of businesses, severe travel restrictions and social distancing. Hospitals and other medical facilities have canceled elective surgeries, reduced and diverted staffing and diverted resources to patients suffering from the infectious disease and limited hospital access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has already had and will likely continue to have a material adverse effect on our revenues. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which could lead to an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy also will likely negatively affect demand for procedures using our products, both in the near- and long-term. In addition, as a result of this negative effect on our economy, one or more of our distributors, independent sales representatives, customers, contract manufacturers and suppliers may experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business or we may need to offer special payment terms or relief to our distributors, independent sales representatives and customers. Accordingly, we believe we will be exposed to heightened credit risk as a result of the pandemic. This could adversely impact our ability to manufacture and provide products and otherwise operate our business, as well as increase our costs and expenses.

The anticipated decline in our revenues and adverse impact on our other operating results could impact our debt covenants under our credit facility and our ability to access funding thereunder. We may need to borrow funds from alternative sources, such as other lenders and institutions or government agencies. There can be no guarantee that such borrowing will be available or available on favorable terms or without restrictions that may otherwise impair our operating flexibility. The COVID-19 pandemic has also led to and could continue to lead to severe disruption and volatility in the global capital markets, which could increase our cost of future capital and adversely affect our ability to access the capital markets in the future.

The foregoing and other continued disruptions to our business as a result of COVID-19 could result in a material adverse effect on our business, operating results, financial condition, prospects and the trading price of our common stock in the near-term and beyond 2020. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact. The COVID-19 pandemic also heightens the risks in certain of the other risk factors described in our Annual Report Form 10-K for the year ended December 31, 2019.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

On May 6, 2020, Xtant Medical Holdings, Inc., and our subsidiaries, Bacterin International, Inc., Xtant Medical Systems, Inc. and X-spine Systems, Inc., entered into a First Amendment to the Second Amended and Restated Credit Agreement (“First Amendment”) with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (collectively, the “Lenders”), which amended the Second Amended and Restated Credit Agreement dated March 29, 2019 among the parties thereto (the “Second A&R Credit Agreement”).

Under the terms of the First Amendment, the Second A&R Credit Agreement was amended to provide that:

●	No interest will accrue on the outstanding loans under the Second A&R Credit Agreement (the “Loans”) from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date of the Second A&R Credit Agreement, interest payable in cash will accrue on the Loans under the Second A&R Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second A&R Credit Agreement) and (y) 2.3125%;

●	The maturity date of the Loans is December 31, 2021;

●	The Revenue Base financial covenant was revised through December 31, 2021; and

●	The key person event default provision was revised to refer specifically to Sean Browne in lieu of Ron Berlin.

On May 6, 2020 Xtant issued warrants to purchase an aggregate of 2,400,000 shares of Company common stock to the Lenders, with an exercise price of $0.01 per share and an expiration date of May 6, 2030 (collectively, the “2020 Warrants”). The issuance of the 2020 Warrants was a condition to the effectiveness of the First Amendment. The number of shares of Company common stock issuable upon exercise of the 2020 Warrants are subject to standard and customary anti-dilution provisions for stock splits, stock dividends or similar transactions. The issuance of the 2020 Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. The issuance of any shares of Company common stock in connection with the exercise of the 2020 Warrants is also expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

The Lenders, which collectively own approximately 70% of the Company’s outstanding common stock, and beneficially own, with their warrants, approximately 75% of the Company’s common stock, are the sole holders of the Company’s outstanding long-term debt. In addition, as described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020, the Company is a party to an Investor Rights Agreement and Registration Rights Agreement with the Lenders in addition to the Second A&R Credit Agreement.

The foregoing summary description of the First Amendment and 2020 Warrants does not purport to be complete and is qualified in its entirety by reference to the full text of First Amendment which is filed as Exhibit 10.1 and the 2020 Warrants which are filed as Exhibit 4.1 and Exhibit 4.2 to this report and incorporated herein by reference.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

3.3	Second Amended and Restated Bylaws of Xtant Medical Holding, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.1	Warrant dated as of May 6, 2020 issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed herewith).

4.2	Warrant dated as of May 6, 2020 issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed herewith).

10.1	First Amendment to Second Amended and Restated Credit Agreement effective as of April 1, 2020 among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical Systems, Inc., X-spine Systems, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 7, 2020	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Greg Jensen
	Name:	Greg Jensen
	Title:	Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)