Form 10-Q
period 2020-06-30
Xtant Medical Holdings, Inc.
filed 2020-08-03
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at July 31, 2020: 13,223,565.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

June 30, 2020

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,019	$5,237
Trade accounts receivable, net of allowance for credit losses of $728 and doubtful accounts of $500, respectively	7,583	10,124
Inventories	19,888	16,101
Prepaid and other current assets	899	784
Total current assets	31,389	32,246
Property and equipment, net	4,256	4,695
Right-of-use asset, net	1,898	2,100
Goodwill	3,205	3,205
Intangible assets, net	486	515
Other assets	432	394
Total Assets	$41,666	$43,155

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,072	$2,188
Accrued liabilities	5,894	6,632
Current portion of lease liability	408	394
Current portion of financing lease obligations	101	176
Total current liabilities	9,475	9,390
Long-term Liabilities:
Lease liability, less current portion	1,518	1,726
Long-term debt, plus premium and less issuance costs	77,531	76,244
Total Liabilities	88,524	87,360
Commitments and Contingencies (note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 75,000,000 shares authorized; 13,223,565 shares issued and outstanding as of June 30, 2020 and 13,161,762 shares issued and outstanding as of December 31, 2019	—	—
Additional paid-in capital	181,412	179,061
Accumulated deficit	(228,270)	(223,266)
Total Stockholders’ Equity (Deficit)	(46,858)	(44,205)
Total Liabilities & Stockholders’ Equity (Deficit)	$41,666	$43,155

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Orthopedic product sales	$10,493	$15,197	$25,227	$31,883
Other revenue	36	74	80	114
Total Revenue	10,529	15,271	25,307	31,997

Cost of sales	3,979	5,365	9,144	11,278
Gross Profit	6,550	9,906	16,163	20,719

Operating Expenses
General and administrative	2,931	4,187	7,250	8,664
Sales and marketing	3,895	6,072	10,309	12,814
Research and development	111	210	353	472
Total Operating Expenses	6,937	10,469	17,912	21,950

Loss from Operations	(387)	(563)	(1,749)	(1,231)

Other (Expense) Income
Interest expense	(2,054)	(1,301)	(3,163)	(3,319)
Other (expense) income	-	(53)	-	(143)
Total Other (Expense)	(2,054)	(1,354)	(3,163)	(3,462)

Net Loss Before Provision for Income Taxes	(2,441)	(1,917)	(4,912)	(4,693)

Provision for income taxes	(23)	(22)	(45)	(45)
Net Loss	$(2,464)	$(1,939)	$(4,957)	$(4,738)

Net loss per share:
Basic	$(0.19)	$(0.15)	$(0.38)	$(0.36)
Dilutive	$(0.19)	$(0.15)	$(0.38)	$(0.36)

Shares used in the computation:
Basic	13,223,565	13,161,762	13,199,455	13,166,136
Dilutive	13,223,565	13,161,762	13,199,455	13,166,136

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED JUNE 30

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Paid-In-Capital	Deficit	Equity (Deficit)
Balance at March 31, 2019	13,161,762	$—	$178,668	$(217,844)	$(39,176)

Stock-based compensation	—	—	39	—	39
Net loss	—	—	—	(1,939)	(1,939)
Balance at June 30, 2019	13,161,762	$—	$178,707	$(219,783)	$(41,076)

Balance at March 31, 2020	13,223,565	$—	$179,330	$(225,806)	$(46,476)

Stock-based compensation	—	—	220	—	220
Issuance of warrant	—	—	1,862	—	1,862
Net loss	—	—	—	(2,464)	(2,464)
Balance at June 30, 2020	13,223,565	$—	$181,412	$(228,270)	$(46,858)

STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED JUNE 30

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Paid-In-Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	13,172,179	$—	$171,273	$(215,045)	$(43,772)

Stock-based compensation	—	—	161	—	161
Forfeiture of restricted stock	(10,417)	—	—	—	—
Debt extinguishment	—	—	7,264	—	7,264
Issuance of warrant	—	—	9	—	9
Net loss	—	—	—	(4,738)	(4,738)
Balance at March 31, 2019	13,161,762	$—	$178,707	$(219,783)	$(41,076)

Balance at December 31, 2019	13,161,762	$—	$179,061	$(223,266)	$(44,205)

ASU 2016-13 cumulative effect adjustment	—	—	—	(47)	(47)
Common stock issued on vesting of restricted stock units	61,803	—	—	—	—
Issuance of warrant	—	—	1,862	—	1,862
Stock-based compensation	—	—	489	—	489
Net loss	—	—	—	(4,957)	(4,957)
Balance at June 30, 2020	13,223,565	$—	$181,412	$(228,270)	$(46,858)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(4,957)	$(4,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,153	1,559
(Gain) loss on disposal of fixed assets	(118)	92
Non-cash interest	3,149	3,272
Non-cash rent	8	11
Stock-based compensation	489	161
Provision for reserve on accounts receivable	204	232
Provision for excess and obsolete inventory	377	518

Changes in operating assets and liabilities:
Accounts receivable	2,290	1,403
Inventories	(4,164)	955
Prepaid and other assets	(153)	242
Accounts payable	884	(3,481)
Accrued liabilities	(738)	728
Net cash (used in) provided by operating activities	(1,576)	954

Investing activities:
Purchases of property and equipment and intangible assets	(673)	(211)
Proceeds from sale of fixed assets	106	163
Net cash used in investing activities	(567)	(48)

Financing activities:
Payments on financing leases	(75)	(277)
Costs associated with Second Amended and Restated Credit Agreement	—	(108)
Net cash used in financing activities	(75)	(385)

Net change in cash and cash equivalents	(2,218)	521
Cash and cash equivalents at beginning of period	5,237	6,797
Cash and cash equivalents at end of period	$3,019	$7,318

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Business Description, Basis of Presentation and Summary of Significant Accounting Policies

Business Description and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), a Delaware corporation, and its wholly owned subsidiaries, Xtant Medical, Inc. (“Xtant Medical”), a Delaware corporation, Bacterin International, Inc. (“Bacterin”), a Nevada corporation, and X-spine Systems, Inc. (“X-spine”), an Ohio corporation (Xtant, Xtant Medical, Bacterin, and X-spine are jointly referred to herein as the “Company” or sometimes “we,” “our,” or “us”). All intercompany balances and transactions have been eliminated in consolidation.

Xtant is a global medical technology company focused on the design, development, and commercialization of a comprehensive portfolio of orthobiologics and spinal implant systems to facilitate spinal fusion in complex spine, deformity, and degenerative procedures.

The global novel strain of coronavirus, or COVID-19, pandemic has led to the closure of businesses, severe travel restrictions and implementation of social distancing measures. Hospitals and other medical facilities have cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have temporarily closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the revenue decline related to the current global novel strain of coronavirus, or COVID-19 pandemic, the Company evaluated whether the carrying values of the long-lived assets were recoverable. Based on these evaluations, the Company determined that the long-lived assets were still recoverable. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2020 and 2019.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. As a result of the current COVID-19 pandemic and its impact on the Company’s projected cash flows, the Company evaluated goodwill for impairment at the end of the second quarter of 2020. No impairments of goodwill were recorded for the three months and six months ended June 30, 2020 and 2019.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2020 and 2019, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported, as the effects of including 6,691,075 and 3,135,973 outstanding stock options, restricted stock units and warrants for the three and six months ended June 30, 2020 and 2019, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of June 30, 2020 and December 31, 2019.

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

For each surgical procedure, the sales agent reports use of the product by the hospital and, as soon as practicable thereafter, ensures that the hospital provides a purchase order to the Company. Upon receipt of the hospital purchase order, the Company invoices the hospital, and revenue is recognized in the proper period. Additionally, the Company sells product directly to domestic and international stocking resellers and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. The Company recognizes revenue when control of the promised goods is transferred to the customer, in an amount that reflects the consideration we expect to collect in exchange for those goods or services. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions.

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	June 30, 2020	Total Revenue	June 30, 2019	Total Revenue
Orthobiologics	$7,317	70%	$11,020	72%
Spinal implant	3,176	30%	4,177	27%
Other revenue	36	0%	74	1%
Total revenue	$10,529	100%	$15,271	100%

	Six Months Ended	Percentage of	Six Months Ended	Percentage of
	June 30, 2020	Total Revenue	June 30, 2019	Total Revenue
Orthobiologics	$18,071	72%	$23,020	72%
Spinal implant	7,156	28%	8,863	27%
Other revenue	80	0%	114	1%
Total revenue	$25,307	100%	$31,997	100%

(3)	Receivables

Concurrent with the adoption of ASU 2016-13, the Company’s allowance for doubtful accounts was expanded to include provision for current expected credit loss (“CECL”). The Company’s provision for CECL is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months ended June 30, 2020 (in thousands):

Balance at January 1, 2020	$547
Provision for expected credit losses	138
Write-offs charged against allowance	(17)
Balance at March 31, 2020	668
Provision for expected credit losses	66
Write-offs charged against allowance	(6)
Balance at June 30, 2020	$728

(4)	Inventories

Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$4,383	$3,805
Work in process	3,168	1,603
Finished goods	23,727	22,135
Gross inventories	31,278	27,543
Reserve for obsolescence	(11,390)	(11,442)
Total	$19,888	$16,101

(5)	Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2020	December 31, 2019
Equipment	$4,516	$4,250
Computer equipment	462	455
Computer software	570	570
Furniture and fixtures	133	124
Leasehold improvements	3,987	3,980
Vehicles	10	10
Surgical instruments	11,118	10,897
Total cost	20,796	20,286
Less: accumulated depreciation	(16,540)	(15,591)
Property and equipment, net	$4,256	$4,695

The Company leases certain equipment under finance leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of June 30, 2020, the Company has recorded $1.4 million of gross assets in equipment and $1.1 million of accumulated depreciation for assets subject to finance leases.

(6)	Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	June 30, 2020	December 31, 2019
Patents	$847	$847
Accumulated amortization	(361)	(332)
Intangible assets, net	$486	$515

(7)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Wages/commissions payable	$2,971	$3,902
Other accrued liabilities	2,923	2,723
Accrued liabilities	$5,894	$6,625

(8)	Debt

The Company has a credit facility with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS” and together with Royalty Opportunities the “Lenders”) (the “Second Amended and Restated Credit Agreement”). On May 6, 2020, the Company, entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) with the Lenders, which among other things, provided that:

●	No interest will accrue on the outstanding loans under the Second Amended and Restated Credit Agreement (the “Loans”) from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Second Amended and Restated Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;

●	The maturity date of the Loans is December 31, 2021;

●	The Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was revised through December 31, 2021; and

●	The key person event default provision was revised to refer specifically to Sean Browne in lieu of Ron Berlin.

On May 6, 2020, Xtant issued warrants to purchase an aggregate of 2.4 million shares of Company common stock to the Lenders, with an exercise price of $0.01 per share and an expiration date of May 6, 2030 (collectively, the “2020 Warrants”). The issuance of the 2020 Warrants was a condition to the effectiveness of the First Amendment. The First Amendment was accounted for as a debt modification whereby the recorded debt balance was discounted for the fair value of the 2020 Warrants issued and interest expense is accrued through the maturity date of the Loans at the post-amendment effective interest rate of 10.02%. The premium recorded as of June 30, 2020 will continue to increase until the Company makes cash interest payments beginning December 31, 2020.

As of June 30, 2020, the Company had availability for additional delayed draw loan advances of $2.2 million, subject to Lenders’ discretion. In addition, the Company may request additional term loans from the Lenders in an aggregate amount up to $10.0 million, subject to Lenders’ discretion.

Long-term debt consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Amounts due under the Second Amended and Restated Credit Agreement	$76,886	$72,657
PIK interest payable related to Second Amended and Restated Credit Agreement	—	3,280
Plus: 2% exit fee	676	399
Gross long-term debt	77,562	76,336
Premium related to First Amendment	32	—
Less: total debt issuance costs on Credit Agreements	(63)	(92)
Long-term debt, plus premium and less issuance costs	$77,531	$76,244

The Lenders, which collectively own approximately 70% of the Company’s outstanding common stock, and beneficially own, with their warrants, approximately 78% of the Company’s common stock, are the sole holders of the Company’s outstanding long-term debt. In addition, as described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020, the Company is a party to an Investor Rights Agreement and Registration Rights Agreement with the Lenders in addition to the Second Amended and Restated Credit Agreement.

(9)	Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the six months ended:

	2020			2019
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	602,966	$6.07	$3.99	496,958	$9.90	$6.62
Granted	-	$-	$-	100,000	$2.24	$1.95
Cancelled or expired	(120,738)	$6.42	$4.05	(448,053)	$4.64	$3.69
Outstanding at June 30	482,228	$5.98	$3.98	148,905	$9.12	$6.53
Exercisable at June 30	22,391	$70.63	$40.19	18,135	$52.04	$33.67

During the six months ended June 30, 2020, 489,437 restricted stock units were granted under the 2018 Plan, which vest over a weighted average period of 1.5 years. Total restricted stock units outstanding under the 2018 Plan were 927,548 and 40,000 as of June 30, 2020 and 2019, respectively.

(10)	Warrants

2020 Warrants

As noted in Note 8, on May 6, 2020, the Company issued the 2020 Warrants. The fair value of the 2020 Warrants upon issuance was determined to be $1.9 million. The 2020 Warrants meet all the requirements to be classified as equity awards in accordance with Accounting Standards Codification (“ASC”) No. 815-40. The number of shares of Company common stock issuable upon exercise of the 2020 Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions.

2019 Warrants

On April 1, 2019, the Company issued warrants to purchase an aggregate of 1.2 million shares of Company common stock to the Lenders with an exercise price of $0.01 per share and an expiration date of April 1, 2029. The issuance of the 2019 Warrants was a condition to the effectiveness of the Second Amended and Restated Credit Agreement. The fair value of the 2019 Warrants upon issuance was determined to be $9 thousand. The 2019 Warrants meet all the requirements to be classified as equity awards in accordance with ASC No. 815-40. The number of shares of Company common stock issuable upon exercise of the 2019 Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions.

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2020	2,908,874	$4.16
Issued	2,400,000	0.01
Expired	(47,712)	85.44
Outstanding at June 30, 2020	5,261,162	$1.53

The estimated fair value of warrants issued was derived using a valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Risk free interest rate	2.0%	1.7%
Expected term in years	10.0	3.0
Volatility	105.0%	85.0%
Dividend yield	0.0%	0.0%

(11)	Commitments and Contingencies

Operating Leases

We lease three office facilities as of June 30, 2020 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates between 2023 and 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale.

Present Value of Long-term Leases

(in thousands):	June 30, 2020
Right-of-use assets, net	$1,898

Current portion of lease liability	408
Lease liability, less current portion	1,518
Total lease liability	$1,926

As of June 30, 2020, the weighted-average remaining lease term was 4.4 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of June 30, 2020, the Company estimates the weighted-average discount rate for its operating leases to be 5.2% of present value based on the incremental borrowing rate.

Future minimum payments for the next five years and thereafter as of June 30, 2020 under these long-term operating leases are as follows (in thousands):

Remainder of 2020	$251
2021	507
2022	521
2023	489
2024	224
Thereafter	179
Total future minimum lease payments	2,171
Less amount representing interest	(245)
Present value of obligations under operating leases	1,926
Less current portion	(408)
Long-term operating lease obligations	$1,518

Rent expense was $0.1 million for the three months ended June 30, 2020 and 2019 and $0.3 million for the six months ended June 30, 2020 and 2019. We have no contingent rent agreements.

Financing Leases

Future minimum payments under finance leases are as follows as of June 30, 2020 (in thousands):

Remainder of 2020	$102
Less amount representing interest	(1)
Present value of obligations under financing leases	$101

Litigation

On December 13, 2018, a complaint was filed by RSB Spine, LLC against Xtant Medical Holdings, Inc., which claimed that some of our products, including the Irix-A Lumbar Integrated Fusion System and the Irix-C Cervical Integrated Fusion System, infringe certain of RSB Spine’s patents. On February 28, 2020, we entered into a confidential settlement and patent license agreement with RSB Spine pursuant to which we agreed to make an undisclosed settlement payment to RSB Spine and pay royalties on future sales of the two products through the expiration of the asserted patents. The settlement payment was included in accrued expenses as of December 31, 2019.

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

The Company did not recognize any interest or penalties related to income taxes for the three and six months ended June 30, 2020 and 2019.

(13)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$12	$47
Non-cash activities:
ASU 2016-13 cumulative effect adjustment	$47	$—
Recognition of 2020 Warrants	$1,862	$—
Lease liability from right-of-use assets	$—	$2,658
Extinguishment of the Company’s prior credit agreement (including debt issuance costs)	$—	$307
Recognition of Second Amended and Restated Credit Agreement	$—	$72,657
Recognition of 2019 Warrants	$—	$9

(14)	Related Party Transactions

Royalty Opportunities and ROS collectively own approximately 70% of the Company’s outstanding common stock and are the sole holders of our outstanding long-term debt and are Lenders under the Second A&R Credit Agreement. In addition, as described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we are party to an Investor Rights Agreement and Registration Rights Agreement with Royalty Opportunities and ROS. Transactions between the Company, on the one hand, and Royalty Opportunities and ROS, on the other hand, are conducted under the provisions of the Second Amended and Restated Credit Agreement, the Company’s prior Credit Agreement, the Investor Rights Agreement, and the Registration Rights Agreement, as previously noted.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 98% and 96% of sales were in the United States for the three months ended June 30, 2020 and 2019, respectively, and 97% and 96% for the six months ended June 30, 2020 and 2019, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
United States	$10,313	$14,585
Rest of world	216	686
Total revenue	$10,529	$15,271

	Six Months Ended June 30,
	2020	2019
United States	$24,565	$30,702
Rest of world	742	1,295
Total revenue	$25,307	$31,997

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2020, our cash and cash equivalents were $3.0 million. On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”), which amended and restated our prior credit agreement, as amended (“Prior Credit Agreement”), revised certain covenants and increased our credit availability by $10.0 million, subject to the discretion of our lenders. On May 6, 2020, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (“First Amendment”), which amended the Second Amended and Restated Credit Agreement to extend the period over which interest does not accrue, extend the maturity and revise certain covenants. As of June 30, 2020, we had availability of $12.2 million under our credit facility, subject to the discretion of our lenders. We believe that cash and cash equivalents, together with the availability under the Second Amended and Restated Credit Agreement, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

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

Impact of the COVID-19 Pandemic

The global COVID-19 pandemic has led to the closure of businesses, severe travel restrictions and the implementation of social distancing measures. Hospitals and other medical facilities have canceled or deferred elective surgeries, reduced and diverted staffing and diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had a material adverse effect on our revenues and despite the recent easing of such restrictions in many locations will likely continue to have a material adverse effect on our revenues. In addition, even after the easing of such restrictions such that governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which has led to an economic slowdown and recession and could cause other unpredictable events, each of which could adversely affect our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy also will likely negatively affect demand for procedures using our products, both in the near- and long-term, and could cause one or more of our distributors, independent sales representatives, customers, contract manufacturers and suppliers to experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact our ability to manufacture and provide products and otherwise operate our business, as well as increase our costs and expenses.

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

In response to the COVID-19 pandemic, during the second quarter of 2020, we implemented a series of cost-savings actions intended to preserve capital to support our operations. These temporary cost-saving actions included:

●	termination or furlough of 42% of our workforce;

●	suspension in hiring most open positions;

●	elimination of planned merit increases;

●	institution of a temporary 20% base salary or wage reduction for all executive officers and employees;

●	20% reduction in non-employee director retainers for second quarter of 2020;

●	suspension of future 401(k) plan matching contributions by the Company; and

●	reduction in sales and marketing expenses and other discretionary spending.

Effective July 1, 2020, we terminated the temporary 20% base salary and wage reductions and reinstituted the full base salaries and wages of all our employees.

COVID-19 has resulted and will likely continue to result in a material adverse effect on our business, operating results, financial condition, prospects and the trading price of our common stock in the near-term and beyond 2020. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2020 and June 30, 2019

Revenue

Total revenue for the three and six months ended June 30, 2020 was $10.5 million and $25.3 million, respectively, which represents a decrease of 31.1% and 20.9%, respectively, compared to $15.3 million and $32.0 million for the three and six months ended June 30, 2019, respectively. The decrease in revenue is largely attributed to the impact of COVID-19 and the sudden drop in elective procedures beginning in early March 2020 as a result of the COVID-19 pandemic.

Cost of Sales and Gross Profit

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales decreased by 25.8%, or $1.4 million, to $4.0 million for the three months ended June 30, 2020 from $5.4 million for the three months ended June 30, 2019. Cost of sales decreased by 18.9%, or $2.1 million, to $9.1 million for the six months ended June 30, 2020 from $11.3 million for the six months ended June 30, 2019. The reduction in cost of sales is primarily due to lower revenue during the three and six months ended June 30, 2020 versus the comparable periods in 2019, as mentioned above.

Gross profit as a percentage of sales decreased to 62.2% for the three months ended June 30, 2020 compared to 64.9% for the same period in 2019. Gross profit as a percentage of sales decreased to 63.9% for the six months ended June 30, 2020 compared to 64.8% for the same period in 2019. The reductions during the three and six months ended June 30, 2020 compared to the same period in the prior year are primarily attributable to diminished economies of scale.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting, professional fees, and occupancy costs. General and administrative expenses decreased 30.0%, or $1.3 million, to $2.9 million for the three months ended June 30, 2020, compared to $4.2 million for the same period in 2019. General and administrative expenses decreased 16.3%, or $1.4 million, to $7.3 million for the six months ended June 30, 2020, compared to $8.7 million for the same period in 2019. The decrease for the three-month comparison is primarily attributable to lower legal and consulting fees of $0.6 million, reduced executive recruiting fees of $0.4 million, reduced legal settlement expenses of $0.3 million, and reduced salaries and wages of $0.3 million during the three months ended June 30, 2020. This decrease was offset partially by additional stock-based compensation expense of $0.2 million during the three months ended June 30, 2020. The decrease for the six-month comparison is primarily attributable to lower legal and consulting fees of $1.1 million, reduced legal settlement expenses of $0.8 million, reduced executive recruiting fees of $0.4 million, reduced salaries and wages of $0.2 million, and reduced license fees of $0.2 million during the six months ended June 30, 2020. This decrease was offset partially by severance expense of $0.8 million and additional stock-based compensation expense of $0.3 million during the six months ended June 30, 2020. The reduced salaries and wages were due to the reduction in headcount and the temporary 20% salary and wage decreases implemented during the second quarter of 2020 in response to the COVID-19 pandemic.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 35.9%, or $2.2 million, to $3.9 million for the three months ended June 30, 2020, compared to $6.1 million for the same period of 2019. Sales and marketing expenses decreased 19.5%, or $2.5 million, to $10.3 million for the six months ended June 30, 2020, compared to $12.8 million for the same period of 2019. The decrease for the three-month comparison is primarily due to the reduction in sales commissions of $1.5 million due to lower revenues versus the comparable period in 2019 and reduced salaries and wages of $0.4 million due to the reduction in headcount and the temporary 20% salary and wage decreases implemented during the second quarter of 2020 in response to the COVID-19 pandemic. The decrease for the six-month comparison is primarily due to the reduction in sales commissions of $1.9 million due to lower revenues versus the comparable period in 2019 and reduced salaries and wages of $0.4 million.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses decreased 47.1%, or $0.1 million, to $0.1 million for the three months ended June 30, 2020, compared to $0.2 million for the three months ended June 30, 2019. Research and development expenses decreased 25.2%, or $0.1 million, to $0.4 million for the six months ended June 30, 2020, compared to $0.5 million for the six months ended June 30, 2019. The reduction in research and development expenses is primarily due to reduced salaries and wages during the three and six months ended June 30, 2020 compared to the prior year periods.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $2.1 million for the three months ended June 30, 2020 compared to $1.3 million for the three months ended June 30, 2020. Interest expense was $3.2 million for the six months ended June 30, 2020 and $3.3 million for the six months ended June 30, 2019. The increase in interest expense during the three months ended June 30, 2020 resulted from additional interest associated with the First Amendment. Interest expense during the six months ended June 30, 2020 was comparable to the prior year period.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through operating cash flows, the private placement of equity securities and convertible debt, an equity credit facility, a debt facility, a common stock rights offering, and other debt transactions.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$3,019	$5,237
Accounts receivable, net	7,583	10,124
Inventories	19,888	16,101
Total current assets	31,389	32,246
Accounts payable	3,072	2,188
Accrued liabilities	5,894	6,632
Total current liabilities	9,475	9,390
Total working capital	21,914	22,856
Long-term debt, less issuance costs	77,531	76,244

Cash Flows

Net cash used in operating activities for the first six months of 2020 was $1.6 million attributed to the increase in inventories of $4.2 million and the reduction of accrued liabilities of $0.7 million, offset partially by the decrease in accounts receivable of $2.3 million and increase in accounts payable of $0.9 million. For the comparable period of 2019, net cash provided by operating activities was $1.0 million.

Net cash used in investing activities for the first six months of 2020 and 2019 was $0.6 million and $48 thousand, respectively, primarily representing purchases of property and equipment.

Net cash used in financing activities was $0.1 million and $0.4 million for the first six months of 2020 and 2019, respectively, primarily representing payments for financing leases.

Credit Facility

On March 29, 2019, we entered into the Second Amended and Restated Credit Agreement with the Lenders, which amended and restated the Prior Credit Agreement. The Second Amended and Restated Credit Agreement amended the Prior Credit Agreement to provide that we may request term loans from the Lenders in their sole discretion in an amount equal to the remaining availability for additional delayed draw loans, which was approximately $2.2 million as of the date of the Second Amended and Restated Credit Agreement, and request additional term loans from the Lenders in their sole discretion in an aggregate amount of up to $10.0 million, the amount of each loan draw to be also subject to our production of a thirteen-week cash flow forecast that is approved by the Lenders and which shows a projected cash balance for the following two-week period of less than $1.5 million, as well as the satisfaction (or waiver in writing by each Lender) of conditions precedent, including closing certificate, delivery of a budget, and other satisfactory documents. In addition, the Second Amended and Restated Credit Agreement provides that (i) no interest will accrue on the loans thereunder from and after January 1, 2019 until March 31, 2020; (ii) beginning April 1, 2020, through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the loans thereunder at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%; (iii) the maturity date of the loans thereunder is March 31, 2021; (iv) the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and (v) the key person event default provision was revised to refer specifically to certain then recently-hired executive officers of the Company.

On May 6, 2020, we entered into a First Amendment to the Second Amended and Restated Credit Agreement with the Lenders, which amended the Second Amended and Restated Credit Agreement. Under the terms of the First Amendment, the Second Amended and Restated Credit Agreement was amended to provide that:

●	No interest will accrue on the outstanding loans under the Second Amended and Restated Credit Agreement from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the loans under the Second Amended and Restated Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;

●	The maturity date of the loans thereunder is December 31, 2021;

●	The Revenue Base financial covenant was revised through December 31, 2021; and

●	The key person event default provision was revised to refer specifically to Sean Browne in lieu of Ron Berlin.

As of June 30, 2020, we were in compliance with all covenants under the Second Amended and Restated Credit Agreement, as amended by the First Amendment.

Cash Requirements

We believe that our June 30, 2020 cash and cash equivalents of $3.0 million, together with the availability of $12.2 million under the Second Amended and Restated Credit Agreement as of such date, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may require additional funds to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

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

There have been no changes in our critical accounting estimates for the three and six months ended June 30, 2020 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than for adoption of ASU 2016-13 as described in Note 1 and Note 3 to our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although Item 1A is inapplicable to Xtant as a smaller reporting company, we hereby disclose the following additional risk:

The Company’s business, operating results and financial condition have been and will likely continue to be materially adversely affected by the global novel strain of coronavirus (COVID-19) pandemic.

The global COVID-19 pandemic has led to the closure of businesses, severe travel restrictions and social distancing. Hospitals and other medical facilities have canceled elective surgeries, reduced and diverted staffing and diverted resources to patients suffering from the infectious disease and limited hospital access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which has led to an economic slowdown and recession and could cause other unpredictable events, each of which could adversely affect our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy also will likely negatively affect demand for procedures using our products, both in the near- and long-term. In addition, as a result of this negative effect on our economy, one or more of our distributors, independent sales representatives, customers, contract manufacturers and suppliers may experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business or we may need to offer special payment terms or relief to our distributors, independent sales representatives and customers. Accordingly, we believe we will be exposed to heightened credit risk as a result of the pandemic. This could adversely impact our ability to manufacture and provide products and otherwise operate our business, as well as increase our costs and expenses.

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

The foregoing and other continued disruptions to our business as a result of COVID-19 have resulted and could continue to result in a material adverse effect on our business, operating results, financial condition, prospects and the trading price of our common stock in the near-term and beyond 2020. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact. The COVID-19 pandemic also heightens the risks in certain of the other risk factors described in our Annual Report Form 10-K for the year ended December 31, 2019.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

2020 Bonus Plan

On July 29, 2020, the Board of Directors of the Company (the “Board”), upon recommendation of the Compensation Committee, formally approved the material terms of a discretionary bonus plan for 2020 applicable to the Company’s executive officers and certain other participants, which annual bonuses are tied closely to the Company’s financial performance for the fiscal year ended December 31, 2020 (the “2020 Bonus Plan”). Under the 2020 Bonus Plan, each participant will be eligible to earn a discretionary annual bonus based on the Company’s achievement in 2020 of performance goals relating to total revenue, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring items), certain predefined individual goals and Board discretion. The performance goals will be weighted as follows for the Company’s executive officers:

Performance Criteria	Weighting
Total revenue	32%
Adjusted EBITDA	13%
Individual goals	30%
Board discretion	25%

The table below sets forth the target annual bonus opportunity, expressed as a percentage of annual base salary, for each executive.

Executive and Position	Target Annual Bonus Opportunity	2020 Base Salary
Sean E. Browne President and Chief Executive Officer	$600,000 (100% of Base Salary)	$600,000

Greg Jensen Vice President, Finance and Chief Financial Officer	$200,000 (50% of Base Salary)	$400,000

Kevin D. Brandt Chief Commercial Officer	$207,500 (50% of Base Salary)	$415,000

The determination of bonuses under the 2020 Bonus Plan will be in the sole discretion of the Board or the Compensation Committee and, unless otherwise agreed upon by the Company in writing, will only be paid to a participant if he or she remains an employee of the Company or one of its subsidiaries on the payment date, which payment date will be determined by the Board or the Compensation Committee at a later date and is contemplated to be after the issuance of the Company’s financial statements for 2020.

Reinstatement of Executive Officer Base Salaries

In response to the COVID-19 pandemic, during the second quarter of 2020, the Company implemented a series of cost-savings actions intended to preserve capital to support our operations, including the institution of a temporary 20% base salary reduction for all executive officers. On July 27, 2020, the Board, upon recommendation of the Compensation Committee, approved the termination of the 20% temporary base salary reductions and the reinstatement of full base salaries for all executive officers, retroactive to July 1, 2020.

2020 Annual Meeting of Stockholders

On July 29, 2020, the Board established Tuesday, October 27, 2020 as the date of the Company’s 2020 annual meeting of stockholders (the “2020 Annual Meeting”). Although it is anticipated that the 2020 Annual Meeting will be held at 9:00 a.m., local time, at the offices of Fox Rothschild LLP in New York City, the exact time and location of the 2020 Annual Meeting will be specified in the Company’s proxy statement for the 2020 Annual Meeting.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 0-34941) and incorporated by reference herein).

3.3	Second Amended and Restated Bylaws of Xtant Medical Holding, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 0-34941) and incorporated by reference herein).

4.1	Warrant dated as of May 6, 2020 issued by Xtant Medical Holdings, Inc. to ROS Acquisition Offshore LP (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (SEC File No. 0-34941) and incorporated by reference herein).

4.2	Warrant dated as of May 6, 2020 issued by Xtant Medical Holdings, Inc. to OrbiMed Royalty Opportunities II, LP (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (SEC File No. 0-34941) and incorporated by reference).

10.1	First Amendment to Second Amended and Restated Credit Agreement effective as of April 1, 2020 among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical, Inc., X-spine Systems, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (SEC File No. 0-34941) and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 3, 2020	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2020	By:	/s/ Greg Jensen
	Name:	Greg Jensen
	Title:	Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

