Form 10-Q
period 2020-09-30
Xtant Medical Holdings, Inc.
filed 2020-10-29
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at October 27, 2020: 72,061,034.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

September 30, 2020

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,741	$5,237
Trade accounts receivable, net of allowance for credit losses of $746 and doubtful accounts of $500, respectively	7,317	10,124
Inventories	20,671	16,101
Prepaid and other current assets	1,656	784
Total current assets	32,385	32,246
Property and equipment, net	4,122	4,695
Right-of-use asset, net	1,799	2,100
Goodwill	3,205	3,205
Intangible assets, net	471	515
Other assets	412	394
Total Assets	$42,394	$43,155

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,814	$2,188
Accrued liabilities	6,043	6,632
Current portion of lease liability	415	394
Current portion of financing lease obligations	59	176
Total current liabilities	9,331	9,390
Long-term Liabilities:
Lease liability, less current portion	1,417	1,726
Long-term debt, plus premium and less issuance costs	79,627	76,244
Total Liabilities	90,375	87,360
Commitments and Contingencies (note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 75,000,000 shares authorized; 13,240,831 shares issued and outstanding as of September 30, 2020 and 13,161,762 shares issued and outstanding as of December 31, 2019	—	—
Additional paid-in capital	181,649	179,061
Accumulated deficit	(229,630)	(223,266)
Total Stockholders’ Equity (Deficit)	(47,981)	(44,205)
Total Liabilities & Stockholders’ Equity (Deficit)	$42,394	$43,155

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Orthopedic product sales	$13,980	$15,691	$39,207	$47,574
Other revenue	36	30	115	144
Total Revenue	14,016	15,721	39,322	47,718

Cost of sales	4,768	5,310	13,913	16,613
Gross Profit	9,248	10,411	25,409	31,105

Operating Expenses
General and administrative	3,042	4,228	10,293	12,866
Sales and marketing	5,270	6,685	15,578	19,499
Research and development	176	203	529	675
Total Operating Expenses	8,488	11,116	26,400	33,040

Income (Loss) from Operations	760	(705)	(991)	(1,935)

Other (Expense) Income
Interest expense	(2,097)	(1,185)	(5,258)	(4,504)
Other (expense) income	-	34	-	(109)
Total Other Expense	(2,097)	(1,151)	(5,258)	(4,613)

Net Loss Before Provision for Income Taxes	(1,337)	(1,856)	(6,249)	(6,548)

Provision for income taxes	(23)	(23)	(68)	(68)
Net Loss	$(1,360)	$(1,879)	$(6,317)	$(6,616)

Net loss per share:
Basic	$(0.10)	$(0.14)	$(0.48)	$(0.50)
Dilutive	$(0.10)	$(0.14)	$(0.48)	$(0.50)

Shares used in the computation:
Basic	13,231,823	13,161,762	13,210,386	13,164,694
Dilutive	13,231,823	13,161,762	13,210,386	13,164,694

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED SEPTEMBER 30

	Common Stock		Additional	Retained	Total Stockholders’ Equity
	Shares	Amount	Paid-In-Capital	Deficit	(Deficit)
Balance at June 30, 2019	13,161,762	$—	$178,707	$(219,782)	$(41,075)

Stock-based compensation	—	—	95	—	95
Net loss	—	—	—	(1,879)	(1,879)
Balance at September 30, 2019	13,161,762	$—	$178,802	$(221,661)	$(42,859)

Balance at June 30, 2020	13,223,565	$—	$181,412	$(228,270)	$(46,858)

Stock-based compensation	—	—	237	—	237
Common stock issued on vesting of restricted stock units	17,266	—	—	—	—
Net loss	—	—	—	(1,360)	(1,360)
Balance at September 30, 2020	13,240,831	$—	$181,649	$(229,630)	$(47,981)

STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED SEPTEMBER 30

	Common Stock		Additional	Retained	Total Stockholders’ Equity
	Shares	Amount	Paid-In-Capital	Deficit	(Deficit)
Balance at December 31, 2018	13,172,179	$—	$171,273	$(215,045)	$(43,772)

Stock-based compensation	—	—	256	—	256
Forfeiture of restricted stock	(10,417)	—	—	—	—
Debt extinguishment	—	—	7,264	—	7,264
Issuance of warrant	—	—	9	—	9
Net loss	—	—	—	(6,616)	(6,616)
Balance at September 30, 2019	13,161,762	$—	$178,802	$(221,661)	$(42,859)

Balance at December 31, 2019	13,161,762	$—	$179,061	$(223,266)	$(44,205)

ASU 2016-13 cumulative effect adjustment	—	—	—	(47)	(47)
Common stock issued on vesting of restricted stock units	79,069	—	—	—	—
Issuance of warrant	—	—	1,862	—	1,862
Stock-based compensation	—	—	726	—	726
Net loss	—	—	—	(6,317)	(6,317)
Balance at September 30, 2020	13,240,831	$—	$181,649	$(229,630)	$(47,981)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(6,317)	$(6,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,658	2,338
Gain on disposal of fixed assets	(307)	(27)
Non-cash interest	5,245	4,467
Non-cash rent	12	16
Stock-based compensation	726	256
Provision for reserve on accounts receivable	296	453
Provision for excess and obsolete inventory	429	517

Changes in operating assets and liabilities:
Accounts receivable	2,463	417
Inventories	(4,999)	760
Prepaid and other assets	(890)	240
Accounts payable	626	(4,216)
Accrued liabilities	(589)	1,053
Net cash (used in) provided by operating activities	(1,647)	(342)

Investing activities:
Purchases of property and equipment and intangible assets	(907)	(403)
Proceeds from sale of fixed assets	173	241
Net cash used in investing activities	(734)	(162)

Financing activities:
Payments on financing leases	(115)	(395)
Costs associated with Second Amended and Restated Credit Agreement	—	(149)
Net cash used in financing activities	(115)	(544)

Net change in cash and cash equivalents	(2,496)	(1,048)
Cash and cash equivalents at beginning of period	5,237	6,797
Cash and cash equivalents at end of period	$2,741	$5,749

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

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. At the onset of the COVID-19 pandemic, hospitals and other medical facilities cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been, and may continue to be, required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have experienced temporary closures or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments to change the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The Company adopted the guidance on January 1, 2020 and recognized a cumulative effect adjustment of $47,000 to retained earnings and accounts receivable, net as a result of adoption. The Company has included the additional disclosures required by ASU 2016-13 in Note 3, “Receivables.”

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the revenue decline related to the COVID-19 pandemic, the Company evaluated whether the carrying values of the long-lived assets were recoverable. Based on these evaluations, the Company determined that the long-lived assets were still recoverable. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2020 and 2019.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. As a result of the COVID-19 pandemic and its impact on the Company’s projected cash flows, the Company evaluated goodwill for impairment at the end of the third quarter of 2020. No impairments of goodwill were recorded for the three months and nine months ended September 30, 2020 and 2019.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2020 and 2019, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Dilutive earnings per share are not reported, as the effects of including 7,083,922 and 3,313,953 outstanding stock options, restricted stock units and warrants for the three and nine months ended September 30, 2020 and 2019, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of September 30, 2020 and December 31, 2019.

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

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	September 30, 2020	Total Revenue	September 30, 2019	Total Revenue
Orthobiologics	$10,542	75%	$11,342	72%
Spinal implant	3,438	25%	4,349	28%
Other revenue	36	0%	30	0%
Total revenue	$14,016	100%	$15,721	100%

	Nine Months Ended	Percentage of	Nine Months Ended	Percentage of
	September 30, 2020	Total Revenue	September 30, 2019	Total Revenue
Orthobiologics	$28,613	73%	$34,374	72%
Spinal implant	10,594	27%	13,200	28%
Other revenue	115	0%	144	0%
Total revenue	$39,322	100%	$47,718	100%

(3) Receivables

Concurrent with the adoption of ASU 2016-13, the Company’s allowance for doubtful accounts was expanded to include provision for current expected credit loss (“CECL”). The Company’s provision for CECL is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months ended September 30, 2020 (in thousands):

Balance at January 1, 2020	$547
Provision for expected credit losses	138
Write-offs charged against allowance	(17)
Balance at March 31, 2020	668
Provision for expected credit losses	66
Write-offs charged against allowance	(6)
Balance at June 30, 2020	728
Provision for expected credit losses	92
Write-offs charged against allowance	(74)
Balance at September 30, 2020	$746

(4) Inventories

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$4,461	$3,805
Work in process	2,332	1,603
Finished goods	25,307	22,135
Gross inventories	32,100	27,543
Reserve for obsolescence	(11,429)	(11,442)
Total	$20,671	$16,101

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2020	December 31, 2019
Equipment	$4,682	$4,250
Computer equipment	461	455
Computer software	570	570
Furniture and fixtures	133	124
Leasehold improvements	3,987	3,980
Vehicles	10	10
Surgical instruments	11,147	10,897
Total cost	20,990	20,286
Less: accumulated depreciation	(16,868)	(15,591)
Property and equipment, net	$4,122	$4,695

The Company leases certain equipment under finance leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. As of September 30, 2020, the Company has recorded $0.5 million of gross assets in equipment and $0.4 million of accumulated depreciation for assets subject to finance leases.

(6) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	September 30, 2020	December 31, 2019
Patents	$847	$847
Accumulated amortization	(376)	(332)
Intangible assets, net	$471	$515

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Wages/commissions payable	$3,788	$3,902
Other accrued liabilities	2,255	2,730
Accrued liabilities	$6,043	$6,632

(8) Debt

On March 29, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS” and together with Royalty Opportunities the “Lenders”), which amended and restated the prior credit agreement with the Lenders (the “Prior Credit Agreement”). On May 6, 2020, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) with the Lenders, which among other things, provided that:

●	No interest will accrue on the outstanding loans under the Second Amended and Restated Credit Agreement (the “Loans”) from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the Loans under the Second Amended and Restated Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;

●	The maturity date of the Loans is December 31, 2021;

●	The Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was revised through December 31, 2021; and

●	The key person event default provision was revised to refer specifically to Sean Browne in lieu of a former executive.

On May 6, 2020, we issued warrants to purchase an aggregate of 2.4 million shares of our common stock to the Lenders, with an exercise price of $0.01 per share and an expiration date of May 6, 2030 (collectively, the “2020 Warrants”). The issuance of the 2020 Warrants was a condition to the effectiveness of the First Amendment. The First Amendment was accounted for as a debt modification whereby the recorded debt balance was discounted for the fair value of the 2020 Warrants issued and interest expense is accrued through the maturity date of the Loans at the post-amendment effective interest rate of 10.02%.

As of September 30, 2020, the Company had availability for additional delayed draw loan advances of $2.2 million, subject to Lenders’ discretion, and in addition, as of such date, the Company could request additional term loans from the Lenders in an aggregate amount up to $10.0 million, subject to Lenders’ discretion.

Long-term debt consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Amounts due under the Second Amended and Restated Credit Agreement	$76,886	$72,657
PIK interest payable related to Second Amended and Restated Credit Agreement	—	3,280
Plus: 2% exit fee	820	399
Gross long-term debt	77,706	76,336
Premium related to First Amendment	1,974	—
Less: total debt issuance costs on Credit Agreements	(53)	(92)
Long-term debt, plus premium and less issuance costs	$79,627	$76,244

Subsequent to the end of the quarter ended September 30, 2020, in connection with the restructuring transactions described in Note 16, “Subsequent Events,” on October 1, 2020, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) with the Lenders, which among other things, provided for:

●	Extinguishment by the Lenders of approximately $61.9 million of principal and paid-in-kind interest outstanding on the Loans in exchange for approximately 57.8 million shares of our common stock and the addition of a principal amount equal to prepayment fees associated with the Loans not paid in cash or exchanged for shares of our common stock;

●	Exchange of approximately $0.9 million of prepayment fees associated with the Loans for approximately 0.9 million shares of our common stock (the “Prepayment Fee Shares”);

●	Elimination of the availability of additional draw loan advances and reduction of available additional term loans to $5.0 million;

●	Accrual of interest payable in cash for the remaining term of the Second Amended and Restated Credit Agreement at a rate per annum equal to the sum of (i) 7.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 1.00%; and

●	Elimination of certain financial covenants.

The Lenders, which were the sole holders of the Company’s outstanding debt as of September 30, 2020, collectively owned approximately 70% of the Company’s outstanding common stock, and beneficially owned, with their warrants, approximately 78% of the Company’s common stock as of such date. As a result of the execution of the Second Amendment and the completion of the restructuring transactions described in Note 16, “Subsequent Events,” Royalty Opportunities is now the sole holder of our outstanding debt under our credit facility and the Lenders currently own, in the aggregate, approximately 94.5% of our outstanding common stock and all other existing stockholders of the Company own approximately 5.5% of our outstanding common stock.

(9) Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the nine months ended:

	2020			2019
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	602,966	$6.07	$3.99	496,958	$9.90	$6.62
Granted	239,884	$1.13	$0.90	100,000	$2.24	$1.95
Cancelled or expired	(120,738)	$6.42	$4.05	(448,053)	$4.64	$3.69
Outstanding at September 30	722,112	$4.37	$2.96	148,905	$9.12	$6.53
Exercisable at September 30	49,979	$33.70	$19.67	18,135	$52.04	$33.67

Restricted stock unit activity for awards granted under the 2018 Plan was as follows for the nine months ended:

	2020		2019
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	499,914	$2.93	40,000	$6.20
Granted	679,803	$1.36	89,204	$2.74
Vested	(79,069)	$2.37	-	$-
Outstanding at September 30	1,100,648	$2.00	129,204	$3.81

(10) Warrants

2020 Warrants

As noted in Note 8, “Debt,” on May 6, 2020, the Company issued the 2020 Warrants. The fair value of the 2020 Warrants upon issuance was determined to be $1.9 million. The 2020 Warrants meet all the requirements to be classified as equity awards in accordance with Accounting Standards Codification (“ASC”) No. 815-40. The number of shares of Company common stock issuable upon exercise of the 2020 Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions.

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

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2020	2,908,874	$4.16
Issued	2,400,000	0.01
Expired	(47,712)	85.44
Outstanding at September 30, 2020	5,261,162	$1.53

The estimated fair value of warrants issued was derived using a valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk free interest rate	2.0%	1.7%
Expected term in years	10.0	3.0
Volatility	105.0%	85.0%
Dividend yield	0.0%	0.0%

(11) Commitments and Contingencies

Operating Leases

We lease three office facilities as of September 30, 2020 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates between 2023 and 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale.

Present Value of Long-term Leases

(in thousands):	September 30, 2020
Right-of-use assets, net	$1,795

Current portion of lease liability	415
Lease liability, less current portion	1,412
Total lease liability	$1,827

As of September 30, 2020, the weighted-average remaining lease term was 4.1 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of September 30, 2020, the Company estimates the weighted-average discount rate for its operating leases to be 5.2% of present value based on the incremental borrowing rate.

Future minimum payments for the next five years and thereafter as of September 30, 2020 under these long-term operating leases are as follows (in thousands):

Remainder of 2020	$126
2021	507
2022	521
2023	489
2024	224
Thereafter	179
Total future minimum lease payments	2,046
Less amount representing interest	(219)
Present value of obligations under operating leases	1,827
Less current portion	(415)
Long-term operating lease obligations	$1,412

Rent expense was $0.1 million for the three months ended September 30, 2020 and 2019 and $0.4 million for the nine months ended September 30, 2020 and 2019. We have no contingent rent agreements.

Financing Leases

Future minimum payments under finance leases are as follows as of September 30, 2020 (in thousands):

Remainder of 2020	$59
Less amount representing interest	-
Present value of obligations under financing leases	$59

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

The Company did not recognize any interest or penalties related to income taxes for the three and nine months ended September 30, 2020 and 2019.

(13) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13	$47
Non-cash activities:
ASU 2016-13 cumulative effect adjustment	$47	$—
Recognition of 2020 Warrants	$1,862	$—
Lease liability from right-of-use assets	$—	$2,296
Extinguishment of the Company’s Prior Credit Agreement (including debt issuance costs)	$—	$79,624
Recognition of Second Amended and Restated Credit Agreement	$—	$72,657
Write-off of Prior Credit Agreement debt issuance costs and existing ROS fees	$—	$307
Recognition of 2019 Warrants	$—	$9

(14) Related Party Transactions

Royalty Opportunities and ROS, which were the sole holders of the Company’s outstanding debt as of September 30, 2020, collectively owned approximately 70% of the Company’s outstanding common stock, and beneficially owned, with their warrants, approximately 78% of the Company’s common stock as of such date. As a result of the completion of the restructuring transactions described in Note 16, “Subsequent Events,” Royalty Opportunities and ROS currently own, in the aggregate, approximately 94.5% of the outstanding common stock and all other existing stockholders of the Company own approximately 5.5% of the outstanding common stock, and Royalty Opportunities is currently the sole holder of our outstanding debt.

In addition, as described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Note 16, “Subsequent Events,” we are party to an Investor Rights Agreement and Registration Rights Agreements with Royalty Opportunities and ROS.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 98% and 96% of sales were in the United States for the three months ended September 30, 2020 and 2019, respectively, and 98% and 96% for the nine months ended September 30, 2020 and 2019, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
United States	$13,773	$15,097
Rest of world	243	624
Total revenue	$14,016	$15,721

	Nine Months Ended September 30,
	2020	2019
United States	$38,340	$45,781
Rest of world	982	1,937
Total revenue	$39,322	$47,718

(16) Subsequent Events

Debt Restructuring

On August 7, 2020, we entered into a Restructuring and Exchange Agreement (the “Restructuring Agreement”) with Royalty Opportunities and ROS, pursuant to which the parties thereto agreed, subject to the terms and conditions set forth therein, to take certain actions as set forth therein and as described below (collectively, the “Restructuring Transactions”) in furtherance of a restructuring of the Company’s outstanding indebtedness under Second Amended and Restated Credit Agreement. The Restructuring Transactions included, among others:

●	an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $0.000001 per share, of the Company from 75 million to 300 million (the “Charter Amendment”), which occurred on October 1, 2020;

●	the exchange by the Company of shares of common stock for approximately $40.8 million of the aggregate outstanding principal amount of the Loans (as defined in the Second Amended and Restated Credit Agreement) outstanding under the Second Amended and Restated Credit Agreement, as well as, without duplication, approximately $21.1 million of the outstanding amount of PIK Interest (as defined in the Second Amended and Restated Credit Agreement) (such loans and PIK Interest, the “Exchanging Loans”), plus all other accrued and unpaid interest on the Exchanging Loans outstanding as of the closing date, at an exchange price of $1.07 per share, representing the average closing price of the common stock over the 10 trading days immediately prior to the parties entering into the Restructuring Agreement, and resulting in the issuance of approximately 57.8 million shares of common stock (the “Share Issuance”), which occurred on October 1, 2020;

●	the execution of the Second Amendment, as described in more detail above under Note 8, “Debt”; which occurred on October 1, 2020; and

●	the launch by the Company of a rights offering to allow stockholders of the Company to purchase up to an aggregate of $15 million of common stock at the same price per share as the $1.07 per share exchange price used to exchange the Exchanging Loans into common stock as part of the Share Issuance (the “Rights Offering”), the details of which the Company announced publicly on October 22, 2020 and are described in more detail below.

As a result of the completion of these Restructuring Transactions, Royalty Opportunities and ROS own, in the aggregate, approximately 94.5% of the outstanding common stock and all other existing stockholders of the Company own approximately 5.5% of the outstanding common stock. Following completion of these Restructuring Transactions the remaining principal balance of our outstanding debt totals $15.6 million.

Also on October 1, 2020, in connection with and as a condition to the closing of the Restructuring Transactions, the Company entered into a Registration Rights Agreement with the Lenders, which requires the Company to, among other things, file with the SEC a shelf registration statement covering the resale, from time to time, of the common stock issuable upon exchange of the Exchanging Loans and the Prepayment Fee Shares no later than the 90th day after the closing date and use its best efforts to cause the shelf registration statement to become effective under the Securities Act of 1933, as amended, no later than the 180th day after the closing date of the Restructuring Transactions.

Rights Offering

Pursuant to the terms of the Restructuring Agreement, on October 22, 2020, we announced that the Board of Directors has set November 5, 2020 as the record date for the Rights Offering. Subject to the registration statement on Form S-1 relating to the Rights Offering becoming effective on or about November 3, 2020, we intend to distribute to holders of our common stock, at no charge, 0.194539 non-transferable subscription rights for each share of common stock held on the record date. Each whole subscription right will entitle the holder to purchase one share of our common stock for $1.07 in cash. No fractional shares will be issued in the Rights Offering. Any fractional shares of common stock created by the exercise of rights will be rounded down to the nearest whole share. In addition, holders as of the record date will have an over-subscription privilege, pursuant to which they may be able to purchase additional shares at the subscription price, to the extent that not all subscription rights are exercised, subject to certain limitations. We expect that subscription materials for the Rights Offering will be mailed on or about November 6, 2020 to holders of our common stock as of the record date, and that the Rights Offering will close as soon as practicable after the anticipated December 4, 2020 expiration date. The Board of Directors may extend the rights offering for additional periods of time in its sole discretion.

Xtant Medical Holdings, Inc. Amended and Restated Equity Incentive Plan

On October 27, 2020, at the 2020 Annual Meeting of Stockholders of the Company (the “2020 Annual Meeting”), the Company’s stockholders approved and adopted, upon recommendation of the Board of Directors, an amended and restated version of the 2018 Plan, which incorporates certain amendments, including an amendment to increase the number of shares of our common stock available for issuance under the 2018 Plan by an additional 5,550,308 shares and a new limit on overall non-employee director compensation of $400,000 per year or $600,000 in the case of a non-employee chairman, lead independent director, or non-employee director in the first year of service on the Board (the “Amended 2018 Plan”).

Equity Grants to President and Chief Executive Officer

On October 27, 2020, immediately after completion of the 2020 Annual Meeting and adoption of the Amended 2018 Plan, the Board of Directors granted, effective as of November 15, 2020, the Company’s President and Chief Executive Officer, an option to purchase 1,468,859 shares of our common stock and a restricted stock unit award covering 1,468,859 shares of our common stock pursuant to the terms of his employment agreement with the Company which entitles him to receive an additional equity grant, 50% in the form of stock options and 50% in the form of restricted stock units, in the event OrbiMed Advisors LLC (including its affiliates) converted any of its remaining outstanding indebtedness of the Company into equity of the Company prior to October 7, 2024.

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

Business Overview

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

Recent Debt Restructuring

On August 7, 2020, we entered into a Restructuring and Exchange Agreement with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, pursuant to which the parties thereto agreed, subject to the terms and conditions set forth therein, to take certain actions as set forth therein and as described below in furtherance of a restructuring of the Company’s outstanding indebtedness under Second Amended and Restated Credit Agreement.

The Restructuring Transactions include, among others:

●	an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $0.000001 per share, of the Company from 75 million to 300 million, which became effective on October 1, 2020;

●	the exchange by the Company of shares of our common stock for approximately $40.8 million of the aggregate outstanding principal amount of the Loans (as defined in the Second Amended and Restated Credit Agreement) outstanding under the Second Amended and Restated Credit Agreement, as well as, without duplication, approximately $21.1 million of the outstanding amount of PIK Interest (as defined in the Second Amended and Restated Credit Agreement), plus all other accrued and unpaid interest on the Exchanging Loans outstanding as of the closing date, at an exchange price of $1.07 per share, representing the average closing price of the common stock over the 10 trading days immediately prior to the parties entering into the Restructuring Agreement, and resulting in the issuance of approximately 57.8 million shares of common stock, which occurred on October 1, 2020;

●	the execution of an amendment to the Second Amended and Restated Credit Agreement by the parties thereto to change certain provisions therein which occurred on October 1, 2020 and is described in more detail below; and

●	the launch by the Company of a rights offering to allow stockholders of the Company to purchase up to an aggregate of $15 million of common stock at the same price per share as the $1.07 per share exchange price used to exchange the Exchanging Loans into common stock as part of the Share Issuance, the details of which the Company announced publicly on October 22, 2020 and are described in more detail below.

As a result of the completion of these Restructuring Transactions, Royalty Opportunities and ROS own, in the aggregate, approximately 94.5% of the outstanding common stock and all other existing stockholders of the Company own approximately 5.5% of the outstanding common stock. Following completion of these Restructuring Transactions the remaining principal balance of our outstanding debt totals $15.6 million.

Also on October 1, 2020, in connection with and as a condition to the Closing of the Restructuring Transactions, the Company entered into a Registration Rights Agreement with the Lenders, which requires the Company to, among other things, file with the SEC a shelf registration statement covering the resale, from time to time, of the common stock issuable upon exchange of the Exchanging Loans and the Prepayment Fee Shares no later than the 90th day after the closing date and use its best efforts to cause the shelf registration statement to become effective under the Securities Act, no later than the 180th day after the closing date.

As a result of the completion of the debt restructuring, on October 5, 2020 we received notification from NYSE Regulation that the Company had regained compliance with all of the continued listing standards of the NYSE American, including in particular the requirement under NYSE American Company Guide Section 1003(a)(iii) that requires a listed issuer to maintain stockholders’ equity of at least $6 million if it has reported losses from continuing operations, and/or net losses, in its five most recent fiscal years.

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. At the onset of the COVID-19 pandemic, hospitals and other medical facilities cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been, and may continue to be, required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have experienced temporary closures or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues. In addition, even after the easing of such restrictions such that governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which has led to an economic recession and could cause other unpredictable events, any of which could adversely affect our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy also will likely negatively affect demand for procedures using our products, both in the near- and long-term, and could cause one or more of our distributors, independent sales representatives, customers, contract manufacturers and suppliers to experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact our ability to manufacture and provide products and otherwise operate our business, as well as increase our costs and expenses.

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

Effective July 1, 2020, we reinstituted the full base salaries and wages of all our employees and restored future 401(k) plan matching contributions.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and September 30, 2019

Revenue

Total revenue for the three and nine months ended September 30, 2020 was $14.0 million and $39.3 million, respectively, which represents a decrease of 10.8% and 17.6%, respectively, compared to $15.7 million and $47.7 million for the three and nine months ended September 30, 2019, respectively. The decrease in revenue is largely attributed to the impact of COVID-19 and the sudden drop in elective procedures beginning in early March 2020, which has recovered, to some extent, as evident by third quarter 2020 revenue representing close to 90% of third quarter 2019 revenue.

Cost of Sales and Gross Profit

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales decreased by 10.2%, or $0.5 million, to $4.8 million for the three months ended September 30, 2020 from $5.3 million for the three months ended September 30, 2019. Cost of sales decreased by 16.3%, or $2.7 million, to $13.9 million for the nine months ended September 30, 2020 from $16.6 million for the nine months ended September 30, 2019. The reduction in cost of sales is primarily due to lower revenue during the three and nine months ended September 30, 2020 versus the comparable periods in 2019, as mentioned above.

Gross profit as a percentage of sales decreased to 66.0% for the three months ended September 30, 2020 compared to 66.2% for the same period in 2019. Gross profit as a percentage of sales decreased to 64.6% for the nine months ended September 30, 2020 compared to 65.2% for the same period in 2019. The reductions during the three and nine months ended September 30, 2020 compared to the same period in the prior year are primarily attributable to diminished economies of scale partially offset by reduced depreciation expense.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting, professional fees, and occupancy costs. General and administrative expenses decreased 28.0%, or $1.2 million, to $3.0 million for the three months ended September 30, 2020, compared to $4.2 million for the same period in 2019. General and administrative expenses decreased 20.0%, or $2.6 million, to $10.3 million for the nine months ended September 30, 2020, compared to $12.9 million for the same period in 2019. The decrease for the three-month comparison is primarily attributable to lower legal and consulting fees of $0.6 million, reduced executive recruiting fees of $0.2 million, and reduced salaries and wages of $0.2 million during the three months ended September 30, 2020. The decrease for the nine-month comparison is primarily attributable to lower legal and consulting fees of $1.7 million, reduced legal settlement expenses of $0.8 million, reduced salaries and wages of $0.6 million, reduced executive recruiting fees of $0.5 million, and reduced license fees of $0.3 million during the nine months ended September 30, 2020. This decrease was offset partially by severance expense of $0.7 million and additional stock-based compensation expense of $0.5 million during the nine months ended September 30, 2020. The reduced salaries and wages were due to the reduction in headcount and the temporary 20% salary and wage decreases implemented during the second quarter of 2020 in response to the COVID-19 pandemic.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 21.2%, or $1.4 million, to $5.3 million for the three months ended September 30, 2020, compared to $6.7 million for the same period of 2019. Sales and marketing expenses decreased 20.1%, or $3.9 million, to $15.6 million for the nine months ended September 30, 2020, compared to $19.5 million for the same period of 2019. The decrease for the three-month comparison is primarily due to the reduction in sales commissions of $0.5 million due to lower revenues versus the comparable period in 2019 and reduced salaries and wages of $0.5 million due to the reduction in headcount implemented during the second quarter of 2020 in response to the COVID-19 pandemic. The decrease for the nine-month comparison is primarily due to the reduction in sales commissions of $2.4 million due to lower revenues versus the comparable period in 2019, reduced salaries and wages of $1.0 million and lower travel expenses of $0.3 million compared to the comparable period in 2019.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses of $0.2 million for the three months ended September 30, 2020 were comparable to the $0.2 million recorded during the three months ended September 30, 2019. Research and development expenses decreased 21.6%, or $0.1 million, to $0.5 million for the nine months ended September 30, 2020, compared to $0.7 million for the nine months ended September 30, 2019. The reduction in research and development expenses is primarily due to reduced salaries and wages during the nine months ended September 30, 2020 compared to the prior year period.

Interest Expense

Interest expense is related to interest incurred from our debt instruments. Interest expense was $2.1 million for the three months ended September 30, 2020 compared to $1.2 million for the three months ended September 30, 2019. Interest expense was $5.3 million for the nine months ended September 30, 2020 and $4.5 million for the nine months ended September 30, 2019. The increase in interest expense during the three and nine months ended September 30, 2020 versus the comparable periods in 2019 resulted from additional interest associated with the First Amendment.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through operating cash flows, the private placement of equity securities and convertible debt, an equity credit facility, a debt facility, a common stock rights offering, and other debt transactions.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$2,741	$5,237
Accounts receivable, net	7,317	10,124
Inventories	20,671	16,101
Total current assets	32,385	32,246
Accounts payable	2,814	2,188
Accrued liabilities	6,043	6,632
Total current liabilities	9,331	9,390
Total working capital	23,054	22,856
Long-term debt, plus premium and less issuance costs	79,627	76,244

Cash Flows

Net cash used in operating activities for the first nine months of 2020 was $1.6 million attributed to the increase in inventories of $5.0 million and increase in prepaid expenses of $0.9 million, offset partially by the decrease in accounts receivable of $2.5 million and increase in accounts payable of $0.6 million. For the comparable period of 2019, net cash used in operating activities was $0.3 million.

Net cash used in investing activities for the first nine months of 2020 and 2019 was $0.8 million and $0.2 million, respectively, primarily representing purchases of property and equipment.

Net cash used in financing activities was $0.1 million and $0.5 million for the first nine months of 2020 and 2019, respectively, primarily representing payments for financing leases.

Credit Facility

On March 29, 2019, we entered into the Second Amended and Restated Credit Agreement with the Lenders. The Second Amended and Restated Credit Agreement amended the Prior Credit Agreement to provide that we may request term loans from the Lenders in their sole discretion in an amount equal to the remaining availability for additional delayed draw loans, which was approximately $2.2 million as of the date of the Second Amended and Restated Credit Agreement, and request additional term loans from the Lenders in their sole discretion in an aggregate amount of up to $10.0 million, the amount of each loan draw to be also subject to our production of a thirteen-week cash flow forecast that is approved by the Lenders and which shows a projected cash balance for the following two-week period of less than $1.5 million, as well as the satisfaction (or waiver in writing by each Lender) of conditions precedent, including closing certificate, delivery of a budget, and other satisfactory documents. In addition, the Second Amended and Restated Credit Agreement provides that (i) no interest will accrue on the loans thereunder from and after January 1, 2019 until March 31, 2020; (ii) beginning April 1, 2020, through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the loans thereunder at a rate per annum equal to the sum of (a) 10.00% plus (b) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%; (iii) the maturity date of the loans thereunder is March 31, 2021; (iv) the Consolidated Senior Leverage Ratio and Consolidated EBITDA (as such terms were defined in the Prior Credit Agreement) financial covenants were deleted and a new Revenue Base (as such term is defined in the Second Amended and Restated Credit Agreement) financial covenant was added; and (v) the key person event default provision was revised to refer specifically to certain then recently-hired executive officers of the Company.

On May 6, 2020, we entered into a First Amendment to the Second Amended and Restated Credit Agreement with the Lenders, which amended the Second Amended and Restated Credit Agreement. Under the terms of the First Amendment, the Second Amended and Restated Credit Agreement was amended to provide that:

●	No interest will accrue on the outstanding loans under the Second Amended and Restated Credit Agreement from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the loans under the Second Amended and Restated Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 2.3125%;

●	The maturity date of the loans thereunder is December 31, 2021;

●	The Revenue Base financial covenant was revised through December 31, 2021; and

●	The key person event default provision was revised to refer specifically to Sean Browne in lieu of a former executive.

On August 7, 2020, we entered into the Restructuring Agreement with the Lenders, pursuant to which the parties thereto agreed, subject to the terms and conditions set forth therein, to take certain actions as set forth therein in furtherance of a restructuring of the Company’s outstanding indebtedness under Second Amended and Restated Credit Agreement. The Restructuring Transactions and other details related thereto are described above under “Recent Debt Restructuring.” As part of the Restructuring Transactions, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement with the Lenders, which amended the Second Amended and Restated Credit Agreement as follows:

●	extinguished loans in an aggregate principal amount equal to the Exchanging Loans outstanding thereunder on the Closing Date, immediately prior to the Closing, together with all accrued and unpaid interest thereon;

●	added loans in an aggregate principal amount equal to a portion of the prepayment fee payable thereunder in respect of the Exchanging Loans and exchanged the remaining portion of the prepayment fee for an additional 0.9 million shares of common stock;

●	removed the availability of the Additional Delayed Draw Loans and reduced the Additional Second Delayed Draw Commitment Amount (as such terms are defined in the Second Amended and Restated Credit Agreement) to $5.0 million;

●	provided that beginning on October 1, 2020 through the maturity date of the Second Amended and Restated Credit Agreement, interest payable in cash will accrue on the loans thereunder at a rate per annum equal to the sum of (i) 7.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second Amended and Restated Credit Agreement) and (y) 1.00%; and

●	eliminated the Revenue Base financial covenant.

As of September 30, 2020, we were in compliance with all covenants under the Second Amended and Restated Credit Agreement, as amended by the First Amendment.

Cash Requirements

As of September 30, 2020, our cash and cash equivalents were $2.7 million. We believe that our cash and cash equivalents, together with the current $5.0 million availability under our credit facility which is subject to the sole discretion of the Lenders, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may require additional financing to fund our future operations and business strategy. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time, especially in light of the December 31, 2021 maturity date under our credit facility. We may elect to raise additional financing even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional financing through various sources, such as debt refinancings, equity and debt financings, additional debt restructurings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to refinance our existing indebtedness or secure additional sources of funds to support our operations, or if such financing is available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

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

There have been no changes in our critical accounting estimates for the three and nine months ended September 30, 2020 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than for adoption of ASU 2016-13 as described in Note 1 and Note 3 to our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. At the onset of the COVID-19 pandemic, hospitals and other medical facilities cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been, and may continue to be, required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have experienced temporary closures or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues. In addition, even after the easing of such restrictions such that governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which has led to an economic slowdown and recession and could cause other unpredictable events, any of which could adversely affect our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy also will likely negatively affect demand for procedures using our products, both in the near- and long-term. In addition, as a result of this negative effect on our economy, one or more of our distributors, independent sales representatives, customers, contract manufacturers and suppliers may experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business or we may need to offer special payment terms or relief to our distributors, independent sales representatives and customers. Accordingly, we believe we will be exposed to heightened credit risk as a result of the pandemic. This could adversely impact our ability to manufacture and provide products and otherwise operate our business, as well as increase our costs and expenses.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein).

3.4	Second Amended and Restated Bylaws of Xtant Medical Holding, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Restructuring and Exchange Agreement, dated as of August 7, 2020, by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (SEC File No. 001-34951) and incorporated by reference).

10.2	Second Amendment to Second Amended and Restated Credit Agreement effective as of October 1, 2020 among Xtant Medical Holdings, Inc., Bacterin International, Inc., Xtant Medical, Inc., X-spine Systems, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference).

10.3	Registration Rights Agreement, dated as of October 1, 2020, by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: October 29, 2020	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Greg Jensen
	Name:	Greg Jensen
	Title:	Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

