Form 10-Q
period 2021-03-31
Xtant Medical Holdings, Inc.
filed 2021-05-11
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 4, 2021: 86,707,286.

XTANT MEDICAL HOLDINGS, INC.
FORM 10-Q

March 31, 2021

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.”

As used in this report, unless the context indicates another meaning, the terms “we,” “us,” “our,” “Xtant,” “Xtant Medical,” and the “Company” mean Xtant Medical Holdings, Inc. and its wholly owned subsidiaries, Xtant Medical, Inc., Bacterin International, Inc., and X-spine Systems, Inc., all of which are consolidated on Xtant’s condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	the effect of the global novel strain of coronavirus (COVID-19) pandemic on our business, operating results and financial condition, including disruption to our customers, distributors, independent sales representatives, contract manufacturers and suppliers, as well as the global economy and financial and credit markets;

●	our ability to increase or maintain revenue or return to pre-COVID-19 revenue levels within an acceptable time period or at all;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to develop and market new products;

●	our ability to remain competitive;

●	our ability to obtain donor cadavers for our products;

●	our reliance on third party suppliers and manufacturers;

●	our ability to engage and retain qualified technical and sales personnel and members of our management team;

●	our dependence on and ability to retain and recruit independent sales agents and distributors;

●	our ability to retain and expand our agreements with group purchasing organizations and independent delivery networks;

●	our success in implementing key growth initiatives designed to increase our revenue and scale;

●	our success in implementing inventory reduction initiatives designed to improve our working capital;

●	our ability to obtain government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad;

●	the effect of new government regulations and our compliance with government regulations;

●	our ability to successfully complete and integrate future business combinations or acquisitions;

●	product liability claims and other litigation to which we may be subjected;

●	product recalls and defects;

●	our ability to remain accredited with the American Association of Tissue Banks;

●	our ability to obtain and protect our intellectual property and proprietary rights;

●	infringement and ownership of intellectual property;

●	the availability of our facilities;

●	our ability to comply with the covenants in our credit agreements;

●	our ability to maintain sufficient liquidity to fund our operations;

●	our ability to service our debt;

●	our ability to obtain financing on reasonable terms when needed; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and this Form 10-Q.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,643	$2,341
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $554 and $653, respectively	7,027	6,880
Inventories	21,641	21,408
Prepaid and other current assets	1,165	736
Total current assets	48,476	31,365
Property and equipment, net	4,666	4,347
Right-of-use asset, net	1,585	1,690
Goodwill	3,205	3,205
Intangible assets, net	443	457
Other assets	322	402
Total Assets	$58,697	$41,466

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,490	$2,947
Accrued liabilities	4,569	5,462
Current portion of lease liability	431	423
Current portion of finance lease obligations	30	20
Current portion of long-term debt	16,490	16,797
Total current liabilities	24,010	25,649
Long-term Liabilities:
Lease liability, less current portion	1,192	1,303
Finance lease obligation, less current portion	129	—
Total Liabilities	25,331	26,952
Commitments and Contingencies (note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 86,707,286 shares issued and outstanding as of March 31, 2021 and 77,573,680 shares issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	263,731	244,850
Accumulated deficit	(230,365)	(230,336)
Total Stockholders’ Equity	33,366	14,514
Total Liabilities & Stockholders’ Equity	$58,697	$41,466

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue
Orthopedic product sales	$12,509	$14,735
Other revenue	33	43
Total Revenue	12,542	14,778

Cost of sales	4,451	5,165
Gross Profit	8,091	9,613

Operating Expenses
General and administrative	3,027	4,318
Sales and marketing	4,855	6,413
Research and development	214	245
Total Operating Expenses	8,096	10,976

Loss from Operations	(5)	(1,363)

Other Expense
Interest expense	1	1,108
Total Other Expense	1	1,108

Net Loss Before Provision for Income Taxes	(6)	(2,471)

Provision for income taxes	(23)	(22)
Net Loss	$(29)	$(2,493)

Net loss per share:
Basic	$(0.00)	$(0.19)
Dilutive	$(0.00)	$(0.19)

Shares used in the computation:
Basic	81,248,875	13,175,345
Dilutive	81,248,875	13,175,345

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MARCH 31

	Common Stock		Additional Paid-In-	Retained	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	13,161,762	$—	$179,061	$(223,266)	$(44,205)

ASU 2016-13 cumulative effect adjustment	—	—	—	(47)	(47)
Common stock issued on vesting of restricted stock units	61,803	—	—	—	—
Stock-based compensation	—	—	269	—	269
Net loss	—	—	—	(2,493)	(2,493)
Balance at March 31, 2020	13,223,565	$—	$179,330	$(225,806)	$(46,476)

Balance at December 31, 2020	77,573,680	$—	$244,850	$(230,336)	$14,514

Private placement of common stock, net of issuance costs of $1,926	8,888,890	—	12,831	—	12,831
Warrants issued in connection with the private placement	—	—	5,243	—	5,243
Warrants issued in connection with the private placement to placement agents	—	—	351	—	351
Common stock issued on vesting of restricted stock units	244,716	—	—	—	—
Stock-based compensation	—	—	456	—	456
Net loss	—	—	—	(29)	(29)
Balance at March 31, 2021	86,707,286	$—	$263,731	$(230,365)	$33,366

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(29)	$(2,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375	685
Gain on disposal of fixed assets	(32)	(105)
Non-cash interest	—	1,101
Non-cash rent	3	4
Stock-based compensation	456	269
Provision for reserve on accounts receivable	(63)	138
Provision for excess and obsolete inventory	150	31

Changes in operating assets and liabilities:
Accounts receivable	(83)	195
Inventories	(383)	(1,974)
Prepaid and other assets	(349)	(340)
Accounts payable	(459)	1,610
Accrued liabilities	(893)	(910)
Net cash used in operating activities	(1,307)	(1,789)

Investing activities:
Purchases of property and equipment and intangible assets	(542)	(258)
Proceeds from sale of fixed assets	59	83
Net cash used in investing activities	(483)	(175)

Financing activities:
Payments on financing leases	(25)	(34)
Payments on long-term debt	(308)	—
Proceeds from private placement, net of cash issuance costs	18,425	—
Net cash provided by (used in) financing activities	18,092	(34)

Net change in cash and cash equivalents	16,302	(1,998)
Cash and cash equivalents at beginning of period	2,341	5,237
Cash and cash equivalents at end of period	$18,643	$3,239

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

The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

Interim results are not necessarily indicative of results that may be achieved in the future for the full year ending December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

Private Placement

On February 24, 2021, we issued in a private placement (the “Private Placement”) to a single healthcare-focused institutional accredited investor (the “Investor”) 8,888,890 shares of our common stock at a purchase price of $2.25 per share, and warrants to purchase up to 6,666,668 shares of our common stock (the “Investor Warrant”). We received net cash proceeds of approximately $18.4 million, after deducting fees and other estimated offering expenses, from the Private Placement.

The Investor Warrant, described in more detail in Note 10, “Warrants”, has an exercise price of $2.25 per share, subject to customary anti-dilution, but not price protection, adjustments, and will be immediately exercisable and expire on the five-year anniversary of the date of issuance.

In connection with the Private Placement, we entered into a placement agent agreement with a placement agent (the “Placement Agent”) pursuant to which the Placement Agent is serving as our exclusive placement agent in connection with the Private Placement (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, we agreed to pay the Placement Agent a fee equal to a certain percentage of the aggregate gross proceeds from the Private Placement. In addition to the cash fee, we agreed to issue to the Placement Agent a warrant to purchase up to 5.0% of the shares sold to the Investor in the Private Placement, or 444,444 shares of our common stock (the “Placement Agent Warrant”). The Placement Agent Warrant, described in more detail in Note 10, “Warrants”, has an exercise price of $2.8125 per share, subject to customary anti-dilution, but not price protection, adjustments and will be immediately exercisable and expire on the five-year anniversary of the date of issuance.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill, and intangible assets and liabilities; valuation allowances for trade receivables, inventory and deferred income tax assets and liabilities; current and long-term lease obligations and corresponding right-of-use asset; and estimates for the fair value of long-term debt, stock option grants and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to estimated undiscounted future cash flows in its assessment of whether or not long-lived assets are recoverable. As a result of the revenue decline related to the COVID-19 pandemic, the Company evaluated whether the carrying values of the long-lived assets were recoverable. Based on these evaluations, the Company determined that the long-lived assets were still recoverable. No impairments of long-lived assets were recorded for the three months ended March 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three months ended March 31, 2021 and 2020.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2021 and 2020, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 11,982,139 and 4,363,089 outstanding stock options, restricted stock units and warrants for the three months ended March 31, 2021 and 2020, respectively, are anti-dilutive.

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

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	March 31, 2021	Total Revenue	March 31, 2020	Total Revenue
Orthobiologics	$9,011	72%	$10,755	73%
Spinal implant	3,498	28%	3,980	27%
Other revenue	33	0%	43	0%
Total revenue	$12,542	100%	$14,778	100%

(3)	Receivables

The Company’s provision for current expected credit loss (“CECL”) is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020
Balance at January 1	$653	$547
Provision for expected credit losses	(63)	138
Write-offs charged against allowance	(36)	(17)
Balance at March 31	$554	$668

(4)	Inventories

Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$3,758	$3,757
Work in process	1,537	1,733
Finished goods	16,346	15,918
	$21,641	$21,408

(5)	Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2021	December 31, 2020
Equipment	$5,217	$4,950
Computer equipment	593	649
Computer software	517	570
Leasehold improvements	3,987	3,987
Surgical instruments	11,621	11,291
Total cost	21,935	21,447
Less: accumulated depreciation	(17,269)	(17,100)
Property and equipment, net	$4,666	$4,347

Depreciation expense related to property and equipment, including property under finance leases, for the first three months of 2021 and 2020 was $0.4 million and $0.7 million, respectively.

(6)	Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	March 31, 2021	December 31, 2020
Patents	$847	$847
Accumulated amortization	(404)	(390)
Intangible assets, net	$443	$457

The following is a summary of estimated future amortization expense for intangible assets as of March 31, 2021 (in thousands):

Remainder of 2021	$41
2022	54
2023	53
2024	52
2025	52
Thereafter	191
Total	$443

(7)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash compensation/commissions payable	$3,183	$4,057
Other accrued liabilities	1,386	1,405
Accrued liabilities	$4,569	$5,462

(8)	Debt

The Company has a credit facility with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) (the “Second A&R Credit Agreement”), which matures on December 31, 2021. As of March 31, 2021, the Company may request additional term loans from the Royalty Opportunities in an aggregate amount up to $5.0 million, subject to Royalty Opportunities’ discretion. As a result of our most recent amendment to the Second A&R Credit Agreement, the carrying value of loans outstanding under the Second A&R Credit Agreement is equal to the undiscounted future cash payments associated with the Second Amendment and principal associated with loans thereunder. Cash interest payments in connection with the Second A&R Credit Agreement will reduce the carrying value of associated loans; and accordingly, no interest expense related to cash interest payments will be recorded for the duration of the Second A&R Credit Agreement.

Long-term debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Amounts due under the Second Amended and Restated Credit Agreement	$15,556	$15,556
Premium related to Second Amendment	934	1,241
Less: current maturities	(16,490)	(16,797)
Long-term debt	$—	$—

(9)	Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the three months ended March 31, 2021 and 2020:

	2021			2020
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,190,892	$2.25	$1.65	602,966	$6.07	$3.99
Cancelled or expired	(125)	$372.00	$184.59	(76,299)	$4.18	$2.96
Outstanding at March 31	2,190,767	$2.23	$1.64	526,667	$6.34	$4.14
Exercisable at March 31	122,614	$14.38	$8.77	48,764	$41.11	$23.34

Restricted stock unit activity for awards granted under the 2018 Plan was as follows for the three months ended March 31, 2021 and 2020:

	2021		2020
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,503,698	$1.54	499,914	$2.93
Granted	-	$-	489,437	$1.45
Vested	(244,716)	$1.45	(61,803)	$2.27
Outstanding at March 31	2,258,982	$1.54	927,548	$1.86

(10)	Warrants

As noted in Note 1, “Business Description, Basis of Presentation and Summary of Significant Accounting Policies,” on February 22, 2021, the Company issued the Investor Warrants and Placement Agent Warrants. The Investor and Placement Agent Warrants meet all the requirements to be classified as equity awards in accordance with Accounting Standards Codification (“ASC”) No. 815-40. The number of shares of Company common stock issuable upon exercise of the Investor Warrants and Placement Agent Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions. In addition, the Investor Warrants include a buy-out right whereby the holders of such warrants may put the warrants back to the Company or its successor in the event of a purchase, tender or exchange offer accepted by 50% or more of the Company’s holders of common stock and not approved by the Company’s board of directors. The buy-out amount is equal to the Black-Scholes value of the warrants on the date the triggering transaction is consummated based on certain inputs as defined in the Investor Warrant agreement. The consideration to be paid if the buy-out provision is triggered shall be in the same type or form of consideration that is being offered and paid to the holders of Company common stock in connection with the triggering transaction.

While the Investor Warrants are classified as a component of equity, we were required to allocate the proceeds of the Private Placement between the shares of common stock and Investor Warrants issued based on their relative fair values. We utilized a lattice valuation model to determine the fair value of the Investor Warrants. The fair value of the Placement Agent Warrants issued in connection with the Private Placement was determined using a Black Scholes model. Significant assumptions in both models included contractual term (5 years) and the estimated volatility factor based on a weighted average of comparable published betas of peer companies (61%).

Our warrant activity during the three months ended March 31, 2021 was as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2021	421,278	$10.80
Issued	7,111,112	2.29
Outstanding at March 31, 2021	7,532,390	$2.76

(11)	Commitments and Contingencies

Operating Leases

We lease three office facilities as of March 31, 2021 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates between 2023 and 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale.

Present Value of Long-term Leases

(in thousands):	March 31, 2021
Right-of-use assets, net	$1,585

Current portion of lease liability	431
Lease liability, less current portion	1,192
Total lease liability	$1,623

As of March 31, 2021, the weighted-average remaining lease term was 3.7 years.

Future minimum payments for the next five years and thereafter as of March 31, 2021 under these long-term operating leases are as follows (in thousands):

Remainder of 2021	$380
2022	521
2023	489
2024	224
2025	179
Total future minimum lease payments	1,793
Less amount representing interest	(170)
Present value of obligations under operating leases	1,623
Less current portion	(431)
Long-term operating lease obligations	$1,192

Rent expense was $0.1 million for the three months ended March 31, 2021 and 2020. We have no contingent rent agreements.

Financing Leases

Future minimum payments under finance leases are as follows as of March 31, 2021 (in thousands):

Remainder of 2021	$28
2022	37
2023	37
2024	37
2025	37
Thereafter	3
Total future minimum lease payments	179
Less amount representing interest	(20)
Present value of obligations under finance leases	159
Less current portion	(30)
Long-term operating lease obligations	$129

Litigation

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

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2021 and 2020.

(13)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1	$7
Non-cash activities:
Fixed assets acquired under finance lease	$163	$—
Warrants issued in connection with the Private Placement to placement agents	$351	$—
ASU 2016-13 cumulative effect adjustment	$—	$47

(14)	Related Party Transactions

Royalty Opportunities, which owns approximately 20% of the Company’s outstanding common stock, was the sole holder of our outstanding long-term debt and a party to the Second Amended and Restated Credit Agreement, which was terminated in connection with our debt refinancing described under Note 16. In addition, as described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we are party to an Investor Rights Agreement, Registration Rights Agreements and certain other agreements with Royalty Opportunities and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owns 84% of the Company’s common stock.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 98% and 96% of sales were in the United States for the nine months ended March 31, 2021 and 2020, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$12,293	$14,251
Rest of world	249	526
Total revenue	$12,542	$14,777

(16) Subsequent Event

On May 6, 2021 (the “Closing Date”), the Company, as guarantor, and its subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a (i) Credit, Security and Guaranty Agreement (Term Loan) (the “Term Credit Agreement”) with MidCap Financial Trust, in its capacity as agent (the “Agent”), and a lender and the additional lenders from time to time party thereto and (ii) Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement,”, and, together with the Term Credit Agreement, the “Credit Agreements”), with the Agent and the lenders from time to time party thereto.

The Term Credit Agreement provides for a secured term loan facility (the “Term Facility”) in an aggregate principal amount of $12,000,000 (the “Term Loan Commitment”), which was funded to the Borrowers on the Closing Date, and an additional $5,000,000 tranche available solely at the discretion of the Agent and the lenders, for the purposes agreed to between the Company, the Borrowers and the lenders in advance of the making of loans under such additional tranche. The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,”, and, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $8,000,000 (such amount, the “Revolving Loan Commitment”) at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

The Facilities have a maturity date of May 1, 2026. The loans and other obligations pursuant to the Credit Agreements will bear interest at a per annum rate equal to the sum of the LIBOR rate, as such term is defined in the Credit Agreements, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a LIBOR floor of 1.00%. The proceeds of the Term Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Company’s Second Amended and Restated Credit Agreement. The proceeds of the Revolving Facility may be used to pay transaction fees in connection with the Facilities, to pay in full all outstanding indebtedness and accrued interest under the Company’s prior credit facility, and for working capital and general corporate purposes.

The Credit Agreements replaced the Company’s Second Amended and Restated Credit Agreement and the indebtedness incurred, and all other obligations of the Company and its subsidiaries owed, under the Second Amended and Restated Credit Agreement were repaid in full and terminated using proceeds of the loans received under the Credit Agreements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q.

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

We have an extensive sales channel of independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network hospitals (“IDNs”) and through group purchasing organizations (“GPOs”). We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is the United States market, we promote and sell our products internationally through stocking distribution partners in Canada, Mexico, South America, Australia, and certain Pacific region countries.

Recent Private Placement

On February 24, 2021, we issued in a private placement to a single healthcare-focused institutional accredited investor 8,888,890 shares of our common stock at a purchase price of $2.25 per share, and warrants to purchase up to 6,666,668 shares of our common stock. These warrants have an exercise price of $2.25 per share, subject to customary anti-dilution, but not price protection, adjustments, and are immediately exercisable and expire on the five-year anniversary of the date of issuance. We received net cash proceeds of approximately $18.4 million, after deducting fees and other estimated offering expenses, from the private placement. We expect to use these net proceeds for working capital and other general corporate purposes.

Potential Impact of the COVID-19 Pandemic

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

COVID-19 has resulted and will likely continue to result in a material adverse effect on our business, operating results, financial condition, prospects and the trading price of our common stock in the near-term. The full extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, and the availability and effectiveness of vaccines.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Revenue

Total revenue for the three months ended March 31, 2021 was $12.5 million, which represents a decrease of 15.1% compared to $14.8 million in the same quarter of the prior year. The decrease in revenue is attributed primarily to the impact of COVID-19 on the occurrence of elective procedures.

Cost of Sales

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales decreased by 13.8%, or $0.7 million, to $4.5 million for the three months ended March 31, 2021 from $5.2 million for the three months ended March 31, 2020. The reduction in cost of sales is primarily due to lower revenue in the first quarter of 2021 versus the first quarter of 2020, as mentioned above.

Gross profit as a percentage of revenue decreased to 64.5% for the three months ended March 31, 2021 compared to 65.0% for the same period in 2020. The reduction during the three months ended March 31, 2021 compared to the same period in the prior year is primarily attributable to diminished economies of scale, partially offset by reduced depreciation expense.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting and professional fees, and occupancy costs. General and administrative expenses decreased 29.9%, or $1.3 million, to $3.0 million for the three months ended March 31, 2021, compared to $4.3 million for the same period in 2020. This decrease is primarily attributable to severance related expenses totaling $0.7 million and costs related to enterprise resource planning system upgrades of $0.3 million during the prior year period as well as reductions of $0.3 million in expenses related to licensing and fees in the first quarter of 2021.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 24.3%, or $1.6 million, to $4.9 million for the three months ended March 31, 2021, compared to $6.4 million for the same period of 2020. This decrease is primarily due to a reduction in sales commissions of $0.9 million due to lower revenues year over year and reduced salaries and wages of $0.4 million due to a reduction in headcount. As a percentage of revenue, sales and marketing expenses decreased to 38.8% in the three months ended March 31, 2021 from 43.4% in the comparable period in the prior year due primarily to reduced headcount.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses of $0.2 million for the three months ended March 31, 2021 were comparable to the same period in 2020.

Interest Expense

Interest expense is related to interest incurred from our debt instruments and finance leases. The Company no longer incurs interest expense related to the Second A&R Credit Agreement as cash interest payments made subsequent to our latest amendment to the Second A&R Credit Agreement are treated as reduction of the loan’s carrying value. The elimination of interest expense related to the most recent amendment resulted in a $1.1 million reduction in interest expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We anticipate increased interest expense in future periods, as compared to prior periods subsequent to October 1, 2020, as a result of our new credit facilities discussed below.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, the private placement of equity securities and convertible debt, an equity credit facility, a debt facility, a common stock rights offering, and other debt transactions. The following table summarizes our working capital as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$18,643	$2,341
Accounts receivable, net	7,027	6,880
Inventories	21,641	21,408
Total current assets	48,476	31,365
Accounts payable	2,490	2,947
Accrued liabilities	4,569	5,462
Current portion of long-term debt	16,490	16,797
Total current liabilities	24,010	25,649
Total working capital	$24,466	$5,716

Our increase in cash and cash equivalents is due primarily to the completion of a private placement of shares of common stock and warrants in February 2021. On February 24, 2021, we issued in a private placement to a single healthcare-focused institutional accredited investor 8,888,890 shares of our common stock at a purchase price of $2.25 per share, and warrants to purchase up to 6,666,668 shares of our common stock. These warrants have an exercise price of $2.25 per share, subject to customary anti-dilution, but not price protection, adjustments, and are immediately exercisable and expire on the five-year anniversary of the date of issuance. We received net proceeds of approximately $18.5 million, after deducting fees and other estimated offering expenses, from the private placement. We expect to use these net proceeds for working capital and other general corporate purposes.

Cash Flows

Net cash used in operating activities for the first three months of 2021 was $1.3 million attributed to a reduction in accrued liabilities of $0.9 million and a reduction in accounts payable of of $0.5 million. For the comparable period of 2020, net cash used in operating activities was $1.8 million.

Net cash used in investing activities for the first three months of 2021 and 2020 was $0.5 million and $0.2 million, respectively, primarily representing purchases of property and equipment.

Net cash provided by financing activities for the first three months of 2021 was $18.1 million, consisting primarily of net cash proceeds from our private placement of $18.4 million, partially offset by payments on long-term debt of $0.3 million. For the comparable period of 2020, net cash used in financing activities was $34 thousand.

Current and Prior Credit Facilities

On May 6, 2021 (the “Closing Date”), the Company, as guarantor, and its subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a (i) Credit, Security and Guaranty Agreement (Term Loan) (the “Term Credit Agreement”) with MidCap Financial Trust, in its capacity as agent (the “Agent”) and a lender and the additional lenders from time to time party thereto and (ii) Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement,” and, together with the Term Credit Agreement, the “Credit Agreements”), with the Agent and the lenders from time to time party thereto.

The Term Credit Agreement provides for a secured term loan facility (the “Term Facility”) in an aggregate principal amount of $12,000,000 (the “Term Loan Commitment”), which was funded to the Borrowers on the Closing Date, and an additional $5,000,000 tranche available solely at the discretion of the Agent and the lenders, for the purposes agreed to between the Company, the Borrowers and the lenders in advance of the making of loans under such additional tranche. The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $8,000,000 (such amount, the “Revolving Loan Commitment”) at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

The Facilities have a maturity date of May 1, 2026. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers.

The proceeds of the Term Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Company’s prior credit facility, which is described below. The proceeds of the Revolving Facility may be used to pay transaction fees in connection with the Facilities, to pay in full all outstanding indebtedness and accrued interest under the Company’s prior credit facility, and for working capital and general corporate purposes.

The loans and other obligations pursuant to the Credit Agreements will bear interest at a per annum rate equal to the sum of the LIBOR rate, as such term is defined in the Credit Agreements, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a LIBOR floor of 1.00%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements.

On May 6, 2021, contemporaneously with the execution and delivery of the Credit Agreements, that certain Second Amended and Restated Credit Agreement, dated March 29, 2019, among the Company, the Borrowers, OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP, as subsequently amended (the “Second A&R Credit Agreement”), which was scheduled to mature on December 31, 2021, was terminated in accordance with the terms thereof and all outstanding amounts were repaid by the Borrowers to Royalty Opportunities in its role as sole lender thereunder. Interest on outstanding borrowings under the Second A&R Credit Agreement was payable in cash for the remaining term of the Second A&R Credit Agreement at a rate per annum equal to the sum of (i) 7.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second A&R Credit Agreement) and (y) 1.00%. As of March 31, 2021, we were in compliance with all covenants under the Second A&R Credit Agreement.

Cash Requirements

We believe that our $18.6 million of cash and cash equivalents as of March 31, 2021, together with amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least May 2022. However, we may require or seek additional capital to fund our future operations and business strategy prior to May 2022. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of ROS Acquisition Offshore LP (“ROS”) and Royalty Opportunities under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

There have been no changes in our critical accounting estimates for the three months ended March 31, 2021 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Our legal proceedings are discussed in Note 11 – Commitments and Contingencies in the notes to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities of our Company during the quarter ended March 31, 2021, other than the issuance of shares of our common stock and warrants in connection with our private placement, as reported in a Current Report on Form 8-K as filed with the SEC on February 22, 2021.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein).

3.3	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

4.1	Form of Investor Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein).

4.2	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein).

4.3	Registration Rights Agreement, dated February 24, 2021, by and between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 6, 2021 (Sec File No. 333-255074) and incorporated by reference herein).

10.1	Securities Purchase Agreement, dated February 22, 2021, by and between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein).

10.2	Placement Agent Agreement, dated February 22, 2021, by and between Xtant Medical Holdings, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 11, 2021	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Greg Jensen
	Name:	Greg Jensen
	Title:	Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

