Form 10-Q
period 2021-06-30
Xtant Medical Holdings, Inc.
filed 2021-08-05
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at August 2, 2021: 86,707,286.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

June 30, 2021

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

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,312	$2,341
Restricted cash	215	—
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $470 and $653, respectively	6,985	6,880
Inventories	21,093	21,408
Prepaid and other current assets	827	736
Total current assets	49,432	31,365
Property and equipment, net	4,869	4,347
Right-of-use asset, net	1,477	1,690
Goodwill	3,205	3,205
Intangible assets, net	428	457
Other assets	265	402
Total Assets	$59,676	$41,466

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,639	$2,947
Accrued liabilities	5,728	5,462
Current portion of lease liability	441	423
Current portion of finance lease obligations	30	20
Line of credit	4,077	—
Current portion of long-term debt	—	16,797
Total current liabilities	12,915	25,649
Long-term Liabilities:
Lease liability, less current portion	1,076	1,303
Finance lease obligation, less current portion	118	—
Long-term debt, less issuance costs	11,683	—
Total Liabilities	25,792	26,952
Commitments and Contingencies (note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 86,707,286 shares issued and outstanding as of June 30, 2021 and 77,573,680 shares issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	264,982	244,850
Accumulated deficit	(231,098)	(230,336)
Total Stockholders’ Equity	33,884	14,514
Total Liabilities & Stockholders’ Equity	$59,676	$41,466

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Orthopedic product sales	$14,942	$10,493	$27,451	$25,227
Other revenue	33	36	66	80
Total Revenue	14,975	10,529	27,517	25,307

Cost of sales	5,460	3,979	9,911	9,144
Gross Profit	9,515	6,550	17,606	16,163

Operating Expenses
General and administrative	4,173	2,931	7,200	7,250
Sales and marketing	5,590	3,895	10,445	10,309
Research and development	243	111	458	353
Total Operating Expenses	10,006	6,937	18,103	17,912

Loss from Operations	(491)	(387)	(497)	(1,749)

Other Expense
Interest expense	(199)	(2,054)	(201)	(3,163)
Total Other Expense	(199)	(2,054)	(201)	(3,163)

Net Loss Before Provision for Income Taxes	(690)	(2,441)	(698)	(4,912)

Provision for income taxes	(43)	(23)	(64)	(45)
Net Loss	$(733)	$(2,464)	$(762)	$(4,957)

Net loss per share:
Basic	$(0.01)	$(0.19)	$(0.01)	$(0.38)
Dilutive	$(0.01)	$(0.19)	$(0.01)	$(0.38)

Shares used in the computation:
Basic	86,707,286	13,223,565	83,993,159	13,199,455
Dilutive	86,707,286	13,223,565	83,993,159	13,199,455

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	77,573,680	$—	$244,850	$(230,336)	$14,514

Private placement of common stock, net of issuance costs of $1,926	8,888,890	—	12,831	—	12,831
Warrants issued in connection with the private placement	—	—	5,243	—	5,243
Warrants issued in connection with the private placement to placement agents	—	—	351	—	351
Common stock issued on vesting of restricted stock units	244,716	—	—	—	—
Stock-based compensation	—	—	456	—	456
Net loss	—	—	—	(29)	(29)
Balance at March 31, 2021	86,707,286	—	263,731	(230,365)	33,366

Stock-based compensation	—	—	465	—	465
Gain on debt extinguishment	—	—	786	—	786
Net loss	—	—	—	(733)	(733)
Balance at June 30, 2021	86,707,286	$—	$264,982	$(231,098)	$33,884

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	13,161,762	$—	$179,061	$(223,266)	$(44,205)

ASU 2016-13 cumulative effect adjustment	—	—	—	(47)	(47)
Common stock issued on vesting of restricted stock units	61,803	—	—	—	—
Stock-based compensation	—	—	269	—	269
Net loss	—	—	—	(2,493)	(2,493)
Balance at March 31, 2020	13,223,565	—	179,330	(225,806)	(46,476)

Stock-based compensation	—	—	220	—	220
Issuance of warrant	—	—	1,862	—	1,862
Net loss	—	—	—	(2,464)	(2,464)
Balance at June 30, 2020	13,223,565	$—	$181,412	$(228,270)	$(46,858)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(762)	$(4,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	731	1,153
(Gain) loss on disposal of fixed assets	(108)	(118)
Non-cash interest	16	3,149
Non-cash rent	5	8
Stock-based compensation	921	489
Provision for reserve on accounts receivable	(143)	204
Provision for excess and obsolete inventory	211	377

Changes in operating assets and liabilities:
Accounts receivable	38	2,290
Inventories	104	(4,164)
Prepaid and other assets	(29)	(153)
Accounts payable	(308)	1,067
Accrued liabilities	266	(921)
Net cash provided by (used in) operating activities	942	(1,576)

Investing activities:
Purchases of property and equipment and intangible assets	(1,079)	(673)
Proceeds from sale of fixed assets	125	106
Net cash used in investing activities	(954)	(567)

Financing activities:
Payments on financing leases	(34)	(75)
Costs associated with refinancing	(32)	—
Payments on long-term debt	(484)	—
Borrowings on line of credit	9,331	—
Repayments of line of credit	(9,009)	—
Proceeds from private placement, net of cash issuance costs	18,426	—
Net cash provided by (used in) financing activities	18,198	(75)

Net change in cash and cash equivalents	18,186	(2,218)
Cash and cash equivalents at beginning of period	2,341	5,237
Cash and cash equivalents at end of period	$20,527	$3,019

Reconciliation of cash and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$20,312	$3,019
Restricted cash	215	—
Total cash and restricted cash reported in the condensed consolidated balance sheets	$20,527	3,019

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

The Investor Warrant, described in more detail in Note 10, “Warrants”, has an exercise price of $2.25 per share, subject to customary anti-dilution, but not price protection, adjustments, is immediately exercisable and expires on the five-year anniversary of the date of issuance.

In connection with the Private Placement, we entered into a placement agent agreement with a placement agent (the “Placement Agent”) pursuant to which the Placement Agent served as our exclusive placement agent in connection with the Private Placement (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, we agreed to pay the Placement Agent a fee equal to a certain percentage of the aggregate gross proceeds from the Private Placement. In addition to the cash fee, we agreed to issue to the Placement Agent a warrant to purchase up to 5.0% of the shares sold to the Investor in the Private Placement, or 444,444 shares of our common stock (the “Placement Agent Warrant”). The Placement Agent Warrant, described in more detail in Note 10, “Warrants”, has an exercise price of $2.8125 per share, subject to customary anti-dilution, but not price protection, adjustments, is immediately exercisable and expires on the five-year anniversary of the date of issuance.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment, goodwill and intangible assets and liabilities, valuation allowances for trade receivables, inventory and deferred income tax assets and liabilities, current and long-term lease obligations and corresponding right-of-use asset and estimates for the fair value of long-term debt, stock options and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2021 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2021 and 2020.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three months and six months ended June 30, 2021 and 2020.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2021 and 2020, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 11,982,139 and 6,691,075 outstanding stock options, restricted stock units and warrants for the three and six months ended June 30, 2021 and 2020, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of June 30, 2021 and December 31, 2020.

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

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended	Percentage of Total	Three Months Ended	Percentage of Total
	June 30, 2021	Revenue	June 30, 2020	Revenue
Orthobiologics	$11,460	77%	$7,317	70%
Spinal implant	3,482	23%	3,176	30%
Other revenue	33	0%	36	0%
Total revenue	$14,975	100%	$10,529	100%

	Six Months Ended	Percentage of Total	Six Months Ended	Percentage of Total
	June 30, 2021	Revenue	June 30, 2020	Revenue
Orthobiologics	$20,471	75%	$18,071	72%
Spinal implant	6,980	25%	7,156	28%
Other revenue	66	0%	80	0%
Total revenue	$27,517	100%	$25,307	100%

(3) Receivables

The Company’s provision for current expected credit loss (“CECL”) is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months ended June 30, 2021 and 2020 (in thousands):

	June 30, 2021	June 30, 2020
Balance at January 1	$653	$547
Provision for expected credit losses	(63)	138
Write-offs charged against allowance	(36)	(17)
Balance at March 31	554	668
Provision for expected credit losses	(81)	66
Write-offs charged against allowance	(3)	(6)
Balance at June 30	$470	$728

(4) Inventories

Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$4,727	$3,757
Work in process	942	1,733
Finished goods	15,424	15,918
Total	$21,093	$21,408

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2021	December 31, 2020
Equipment	$5,286	$4,950
Computer equipment	708	649
Computer software	569	570
Leasehold improvements	3,987	3,987
Surgical instruments	11,679	11,291
Total cost	22,229	21,447
Less: accumulated depreciation	(17,360)	(17,100)
Property and equipment, net	$4,869	$4,347

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively, and $0.7 million and $1.1 for the six months ended June 30, 2021 and 2020, respectively.

(6) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	June 30, 2021	December 31, 2020
Patents	$847	$847
Accumulated amortization	(419)	(390)
Intangible assets, net	$428	$457

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash compensation/commissions payable	$3,778	$4,057
Other accrued liabilities	1,950	1,405
Accrued liabilities	$5,728	$5,462

(8) Debt

The Company had a credit facility with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) (the “Second A&R Credit Agreement”), which was scheduled to mature on December 31, 2021, and had been amended twice, including most recently by that certain Second Amendment to the Second A&R Credit Agreement (the “Second Amendment”).

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

The Facilities have a maturity date of May 1, 2026. The proceeds of the Term Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Second A&R Credit Agreement. The proceeds of the Revolving Facility were used to pay transaction fees in connection with the Facilities, to pay in full all outstanding indebtedness and accrued interest under the Second A&R Credit Agreement, and for working capital and general corporate purposes. As a result of the refinancing, we recorded a gain on extinguishment totaling $0.8 million. The gain represents the difference between the carrying value of our outstanding loans under the Second A&R Credit Agreement prior to the extinguishment and $15.6 million, the reacquisition price. Because of the related party affiliation between the Company and ROS and Royalty Opportunities, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our consolidated statements of operations as a gain on extinguishment.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the LIBOR rate, as such term is defined in the Credit Agreements, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a LIBOR floor of 1.00%. The effective rate of the Term Facility was 8.76% as of June 30, 2021. In addition to paying interest on the outstanding loans under the Facilities, the Borrowers are also required to pay an unused line fee equal to 0.50% per annum in respect of unutilized commitments under the Revolving Facility, a fee for failure to maintain a minimum balance under the Revolving Facility, a collateral management fee under the Revolving Facility equal to 0.50% of the amount outstanding under the Revolving Facility, an origination fee equal to 0.50% of the Revolving Loan Commitment and 0.50% of the Term Loan Commitment, and if activated, of any additional term loan tranche, and certain other customary fees related to the Agent’s administration of the Facilities.

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

Long-term debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Amounts due under the Term Facility	$12,000	$—
Amounts due under the Second Amended and Restated Credit Agreement	—	15,556
Premium related to Second Amendment	—	1,241
Less: unamortized debt issuance costs	(317)	—
Less: current maturities	—	(16,797)
Long-term debt	$11,683	$—

(9) Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the six months ended June 30, 2021 and 2020:

	2021			2020
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,190,892	$2.25	$1.65	602,966	$6.07	$3.99
Cancelled or expired	(125)	$372.00	$184.59	(120,738)	$6.42	$4.05
Outstanding at June 30	2,190,767	$2.23	$1.64	482,228	$5.98	$3.98
Exercisable at June 30	122,614	$14.38	$8.77	22,391	$70.63	$40.19

Restricted stock unit activity for awards granted under the 2018 Plan was as follows for the six months ended June 30, 2021 and 2020:

	2021		2020
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,503,698	$1.54	499,914	$2.93
Granted	-	$-	489,437	$1.45
Vested	(244,716)	$1.45	(61,803)	$2.27
Outstanding at June 30	2,258,982	$1.54	927,548	$1.86

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

Our warrant activity during the six months ended June 30, 2021 was as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2021	421,278	$10.80
Issued	7,111,112	2.29
Outstanding at June 30, 2021	7,532,390	$2.76

(11) Commitments and Contingencies

Operating Leases

We lease three office facilities as of June 30, 2021 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates between 2023 and 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale. As of June 30, 2021, the weighted-average remaining lease term was 3.5 years.

Present Value of Long-term Leases

(in thousands):	June 30, 2021
Right-of-use assets, net	$1,477

Current portion of lease liability	441
Lease liability, less current portion	1,076
Total lease liability	$1,517

Future minimum payments for the next five years and thereafter as of June 30, 2021 under these long-term operating leases are as follows (in thousands):

Remainder of 2021	$254
2022	521
2023	489
2024	224
2025	179
Total future minimum lease payments	1,667
Less amount representing interest	(150)
Present value of obligations under operating leases	1,517
Less current portion	(441)
Long-term operating lease obligations	$1,076

Rent expense was $0.1 million for the three months ended June 30, 2021 and 2020 and $0.3 million for the six months ended June 30, 2021 and 2020. We have no contingent rent agreements.

Litigation

In November 2020, we received a letter from a third party’s legal counsel alleging that some of our hardware products allegedly infringe an expired patent and offering to discuss settlement terms. Without admitting any liability, in July of 2021, we entered into a confidential settlement agreement and release that included, among other things, a full release of all asserted patent claims from the third party and otherwise settled the dispute in exchange for a one-time lump sum payment totaling $550,000, which is recorded as a special charge in second quarter general and administrative expense and is included in accrued liabilities in our condensed consolidated balance sheet as of June 30, 2021.

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

The Company did not recognize any interest or penalties related to income taxes for the three and six months ended June 30, 2021 and 2020.

(13) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$185	$12
Non-cash activities:
Gain on extinguishment of Second A&R Credit Agreement	$786	$—
Extinguishment of Second A&R Credit Agreement financed by line of credit	$3,755	$—
Fixed assets acquired under finance lease	$163	$—
Warrants issued in connection with the Private Placement to placement agents	$351	$—
ASU 2016-13 cumulative effect adjustment	$—	$47
Recognition or warrants issued in connect with debt modification	$—	$1,862

(14) Related Party Transactions

Royalty Opportunities, which owns approximately 20% of the Company’s outstanding common stock, was the sole holder of our outstanding long-term debt and a party to the Second Amended and Restated Credit Agreement, which was terminated in connection with our debt refinancing described under Note 8, “Debt”. In addition, as described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we are party to an Investor Rights Agreement, Registration Rights Agreements and certain other agreements with Royalty Opportunities and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owns 84% of the Company’s common stock.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 99% and 98% of sales were in the United States for the three months ended June 30, 2021 and 2020, respectively, and 99% and 97% for the six months ended June 30, 2021 and 2020, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
United States	$14,891	$10,313
Rest of world	84	216
Total revenue	$14,975	$10,529

	Six Months Ended June 30,
	2021	2020
United States	$27,184	$24,565
Rest of world	333	742
Total revenue	$27,517	$25,307

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2021, we intend to focus primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. Last year, we launched two new product lines, the Matriform Si and OsteoVive Plus, and this year, we have plans to release four new biologic products. We are also in the process this year of expanding our marketing programs and distribution network to increase the number of our distributors and help our distributors drive greater penetration in their markets. We intend to reinvest in our commercial team by bringing in new talent and then using this new talent and our existing and new products to leverage certain adjacent non-spine markets, such as the foot and ankle, cranio-maxilofacial, oncology, joint reconstruction and trauma markets. Finally, one of our key growth initiatives is to add depth to our product offering through targeted strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. Because of the COVID-19 pandemic, surgeons and their patients have been, and may continue to be, required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have experienced temporary closures or reduced operating hours. The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy. These factors have adversely affected, and may continue to adversely affect, our business and operations. Additionally, these factors have adversely affected, and may continue to adversely affect, our distributors, independent sales representatives, customers, contract manufacturers and suppliers.

While eased COVID-19 restrictions have caused our revenues to improve in the three and six months ended June 30, 2021, it is possible that these restrictions could be reinstated due to a resurgence of COVID-19 cases, which could once again have an adverse effect on our revenues. The full extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 variants, the actions to contain it or treat its impact, and the availability and effectiveness of vaccines. We continue to monitor the impact of the COVID-19 pandemic on our business and operations.

See “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission for further information of the possible impact of the COVID-19 pandemic on our business.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and June 30, 2020

Revenue

Total revenue for the three and six months ended June 30, 2021 was $15.0 million and $27.5 million, respectively, which represents an increase of 42.2% and 8.7%, respectively, compared to $10.5 million and $25.3 million for the three and six months ended June 30, 2020, respectively. These revenue increases are largely attributed to the easing of restrictions associated with the COVID-19 pandemic in our key markets, which previously experienced a sudden drop in elective procedures beginning in early March 2020 as a result of the pandemic.

Cost of Sales and Gross Profit

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 37.2%, or $1.5 million, to $5.5 million for the three months ended June 30, 2021 from $4.0 million for the three months ended June 30, 2020. Cost of sales increased by 8.4%, or $0.8 million, to $9.9 million for the six months ended June 30, 2021 from $9.1 million for the six months ended June 30, 2020. These increases in cost of sales are primarily due to higher revenue during the three and six months ended June 30, 2021 versus the comparable periods in 2020, as mentioned above.

Gross profit as a percentage of revenue increased to 63.5% for the three months ended June 30, 2021 compared to 62.2% for the same period in 2020. Gross profit as a percentage of revenue increased to 64.0% for the six months ended June 30, 2021 compared to 63.9% for the same period in 2020. These increases are primarily attributable to greater economies of scale.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, legal, accounting and professional fees, and occupancy costs. General and administrative expenses increased 42.4%, or $1.2 million, to $4.2 million for the three months ended June 30, 2021, compared to $2.9 million for the same period in 2020. General and administrative expenses decreased 0.7%, or $0.1 million, to $7.2 million for the six months ended June 30, 2021, compared to $7.3 million for the same period in 2020. The increase for the three-month comparison is primarily attributable to additional legal settlement expenses of $0.6 million and additional stock-based compensation expense of $0.2 million during the three months ended June 30, 2021 coupled with $0.3 million less of expenses related to upgrades of our enterprise resource planning system during the three months ended June 30, 2020. The decrease for the six-month comparison is primarily attributable to reduced severance expenses of $0.7 million, partially offset by additional legal settlement expenses of $0.6 million during the six months ended June 30, 2021.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses increased 43.5%, or $1.7 million, to $5.6 million for the three months ended June 30, 2021, compared to $3.9 million for the same period of 2020. Sales and marketing expenses increased 1.3%, or $0.1 million, to $10.4 million for the six months ended June 30, 2021, compared to $10.3 million for the same period of 2020. The increase for the three-month comparison is primarily due to additional sales commissions of $1.4 million due to higher revenues versus the comparable period in 2020. The increase for the six-month comparison is primarily due to additional sales commissions of $0.6 million due to higher revenues versus the comparable period in 2020, partially offset by reduced salaries and wages of $0.4 million.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses increased 118.9%, or $0.1 million, to $0.2 million for the three months ended June 30, 2021, compared to $0.1 million for the three months ended June 30, 2020. Research and development expenses increased 29.7%, or $0.1 million, to $0.5 million for the six months ended June 30, 2021, compared to $0.4 million for the six months ended June 30, 2020. These increase in research and development expenses are associated with process improvement and product line extensions during the three and six months ended June 30, 2021 compared to the prior year periods.

Interest Expense

Interest expense consists of interest incurred from our debt instruments. Interest expense was $0.2 million for the three months ended June 30, 2021 compared to $2.1 million for the three months ended June 30, 2021. Interest expense was $0.2 million for the six months ended June 30, 2021 and $3.2 million for the six months ended June 30, 2020. The decrease in interest expense during the three and six months ended June 30, 2021 compared to the comparable periods in the prior year resulted from our October 1, 2020 debt restructuring which, among other things, reduced outstanding principal and paid-in-kind interest by $61.7 million.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$20,312	$2,341
Accounts receivable, net	6,985	6,880
Inventories	21,093	21,408
Total current assets	49,432	31,365
Accounts payable	2,639	2,947
Accrued liabilities	5,728	5,462
Line of credit	4,077	—
Current portion of long-term debt	—	16,797
Total current liabilities	12,915	25,649
Total working capital	36,517	5,716

Our increase in cash and cash equivalents is due primarily to the completion of a private placement of shares of common stock and warrants in February 2021. On February 24, 2021, we issued in a private placement to a single healthcare-focused institutional accredited investor 8,888,890 shares of our common stock at a purchase price of $2.25 per share, and a warrant to purchase up to 6,666,668 shares of our common stock. The warrant has an exercise price of $2.25 per share, subject to customary anti-dilution, but not price protection, adjustments, is immediately exercisable and expires on the five-year anniversary of the date of issuance. We received net proceeds of approximately $18.4 million, after deducting fees and other estimated offering expenses, from the private placement. We expect to use these net proceeds for working capital and other general corporate purposes.

Cash Flows

Net cash provided by operating activities for the first six months of 2021 was $0.9 million attributed primarily to the cash generated by our net loss of $0.8 million after adjusting for stock-based compensation of $0.9 million and depreciation and amortization of $0.7 million. For the comparable period of 2020, net cash used in operating activities was $1.6 million.

Net cash used in investing activities for the first six months of 2021 and 2020 was $1.0 million and $0.6 million, respectively, primarily representing purchases of property and equipment.

Net cash provided by financing activities was $18.2 million for the first six months of 2021, which was primarily attributable to $18.4 million of proceeds from our February 2021 private placement, net of issuance costs. Net cash used in financing activities was $0.1 million for the comparable period of 2020.

Current and Prior Credit Facilities

On May 6, 2021 (the “Closing Date”), the Company, as guarantor, and our subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a (i) Credit, Security and Guaranty Agreement (Term Loan) (the “Term Credit Agreement”) with MidCap Financial Trust, in its capacity as agent (the “Agent”) and a lender and the additional lenders from time to time party thereto and (ii) Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement,” and, together with the Term Credit Agreement, the “Credit Agreements”), with the Agent and the lenders from time to time party thereto.

The Term Credit Agreement provides for a secured term loan facility (the “Term Facility”) in an aggregate principal amount of $12.0 million (the “Term Loan Commitment”), which was funded to the Borrowers on the Closing Date, and an additional $5.0 million tranche available solely at the discretion of the Agent and the lenders, for the purposes agreed to between the Company, the Borrowers and the lenders in advance of the making of loans under such additional tranche. The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $8.0 million (such amount, the “Revolving Loan Commitment”) at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

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

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the LIBOR rate, as such term is defined in the Credit Agreements, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a LIBOR floor of 1.00%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. As of June 30, 2021, we were in compliance with all covenants under the Credit Agreements.

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

Cash Requirements

We believe that our $20.5 million of cash and cash equivalents as of June 30, 2021, together with amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least August 2022. However, we may require or seek additional capital to fund our future operations and business strategy prior to August 2022. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of the Agent under our Credit Agreements and/or ROS Acquisition Offshore LP (“ROS”) and Royalty Opportunities under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

There have been no changes in our critical accounting estimates for the three and six months ended June 30, 2021 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

item 1.	legal proceedings

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time to time. These matters arise in the ordinary course and conduct of our business and may include, for example, commercial, product liability, intellectual property, and employment matters. See Note 11 in our condensed consolidated financial statements for a description of our pending legal proceedings.

item 1a.	risk factors

As a smaller reporting company, we are not required to provide the information required by this Item.

item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4.	MINE SAFETY DISCLOSURES

Not applicable.

item 5.	OTHER INFORMATION

Not applicable.

item 6.	EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34941) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34941) and incorporated by reference herein).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34941) and incorporated by reference herein).

3.4	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34941) and incorporated by reference herein).

10.1	Credit, Security and Guaranty Agreement (Term Loan), dated as of May 6, 2021, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2021 (SEC File No. 001-34941) and incorporated by reference herein).

10.2	Credit, Security and Guaranty Agreement (Revolving Loan), dated as of May 6, 2021, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2021 (SEC File No. 001-34941) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 5, 2021	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Greg Jensen
	Name:	Greg Jensen
	Title:	Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

