Form 10-K
period 2021-12-31
Xtant Medical Holdings, Inc.
filed 2022-03-08
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2021 was $22.0 million (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE American).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 8, 2022 was 87,313,701.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.”

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

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. Accordingly, this report reflects the scaled reporting requirements of smaller reporting companies as set forth in Regulation S-K, promulgated under the Exchange Act.

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

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. During 2021, we launched four new products, including most recently, a bone marrow aspirate concentrate offering, which was introduced in November 2021. We expanded our distribution network by bringing on over 40 new agents during 2021. In furtherance of our goal to penetrate adjacent markets, we added new sales personnel to leverage certain adjacent non-spine markets, such as the foot and ankle, cranio-maxilofacial, oncology, joint reconstruction and trauma markets and we made progress towards this goal during 2021 by expanding our private label and original equipment manufacturer (“OEM”) sales into these adjacent markets. Finally, one of our key growth initiatives is to add depth to our product offering through targeted strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

Industry and Market Overview

The orthopedic biomaterials market consists of materials that are organic, inorganic or synthetic in nature. These materials are implanted or applied in or near the indicated bone to aid in healing, encourage bone tissue augmentation, compensate in areas where bone tissue is depleted, and restore structure to allow for repair. These materials are often used as substitutes to autograft materials, which are taken from a harvest site in the patient to patch or repair the wounded or unhealthy site.

Fixation is often instrumental in allowing the body to heal and regenerate tissue. Fixation provides the constructive support necessary for reestablishing stability, by immobilizing the regenerative site, and relieving stress. Fixation also can help hold the biomaterial in place in order to achieve a better outcome. Examples of fixation products can include, but are not limited to, plates, screws, pins, rods, spacers, and staples. Fixation products may be made from various metals and polymer materials.

Our Orthobiologics Products

Our biomaterial products include OsteoSponge, OsteoSponge SC, OsteoSelect DBM putty, OsteoSelect Plus DBM putty, OsteoWrap, and our line of 3Demin products, as described below, as well as other allografts:

●	OsteoSponge is a form of demineralized bone matrix (“DBM”) made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge is designed to provide a natural scaffold for cellular in-growth and expose bone-forming proteins to the healing environment. The malleable properties of OsteoSponge enable it to conform to, and fill, most defects. Upon compressing the allograft, OsteoSponge springs back to fill the void. OsteoSponge’s unique mechanical and osteoconductive properties in tandem with its osteoconductive potential make OsteoSponge an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

●	OsteoSponge SC is a form of OsteoSponge designed to fill bony defects in the subchondral region of joints.

●	OsteoSelect DBM Putty is designed to be easily molded into any shape and compressed into bony voids. We have validated a low-dose, low-temperature gamma sterilization process designed to provide maximum osteoinductive potential while still affording device level sterility.

●	OsteoSelect PLUS DBM Putty combines the exceptional cohesive characteristics of OsteoSelect DBM Putty with demineralized cortical chunks. OsteoSelect PLUS is designed to deliver differentiated handling properties and ensure patient safety through validated, terminal sterilization. Each lot of OsteoSelect PLUS DBM is tested for osteoinductivity in vivo prior to being released. OsteoSelect PLUS is indicated as a bone void filler and bone graft substitute in the pelvis, extremities, and posterolateral spine.

●	3Demin is a family of allografts that maximizes osteoconductivity and the osteoinductive potential of human bone. They consist of 100% demineralized cortical bone with excellent, malleable handling characteristics, and are distributed as a sterile allograft. Our 3Demin products are easily hydrated with any biocompatible liquid, making them an ideal option for various bone grafting applications. They are most commonly used in spinal fusion procedures.

●	OsteoFactor is a uniquely processed allograft that contains retained growth factors found within the endosteum layer of allograft bone. Unlike the various growth factor-based products on the market today, OsteoFactor is not limited to a single growth factor but contains a wide array of naturally occurring proteins and peptides that support bone formation and remodeling.

●	OsteoVive Plus is a growth factor enriched cellular bone matrix created through a proprietary processing method. The combination of viable cells, growth factors and DBM fibers results in an allograft containing higher concentrations of growth factors than other cellular allografts.

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

Our Spinal Implant Products

We offer a comprehensive line of products that are used to treat a variety of spinal and sacroiliac conditions, including trauma, degeneration, deformity and tumor, including use of minimally invasive surgery techniques. Some of our key spinal implant product lines include:

Cervical Products

●	The Certex Spinal Fixation System consists of screws, hooks, rods, and cross connectors. Various sizes of these implants are available so that adaptations can be made to take into account pathology and individual patient anatomy. It is intended to promote fusion of the subaxial cervical spine and cervico-thoracic junction (C3 − T3 inclusive).

●	The Spider Cervical Plating System consists of simple, single step locking with 3 forms of locking feedback providing confidence in Spider System construct and performance. Self-drilling screws preserve cancellous bone for secure screw purchase. If drilling is desired, instruments offer optional drill guides and drill bits. A full sweep of 15° angulation can be achieved with Spider System variable screws.

Thoracolumbar Products

●	The Axle Interspinous Fusion System is a fully modular interspinous device matched to the patient’s individual anatomy and available in multiple implantable configurations.

●	The Silex Sacroiliac Joint Fusion System is a sacroiliac fixation system which actively compresses across the SI joint. Sacroiliac dysfunction is increasingly recognized as a frequent contributor to chronic low back pain.

●	The Xpress Minimally Invasive Pedicle Screw System combines minimally invasive functionality to the most common lumbar fixation procedures — pedicle screw fixation.

●	The Fortex Pedicle Screw System consists of titanium alloy bone screws, rods, cross-connectors and associated instruments. The system is indicated for attachment to the pedicles of the thoracic, lumbar, and sacral spine.

Interbody Products

●	Calix is a family of PEEK interbody spacers and precision instruments for both cervical and thoracolumbar applications. Calix PC is a frictional titanium plasma-coated PEEK implant that provides additional biomechanical performance and end-plate visualization.

●	The Axle-X Interspinous Fusion System is an internal fixation device for spinal surgery in the non-cervical spine (T1 − S1 inclusive). It is a minimally invasive, modular interspinous fusion system with angled spikes that allows for adequate L5 − S1 engagement and other variations in patient anatomy. The Axle-X Interspinous Fusion System is designed to provide spinal stability for lumbar fusion procedures, including the treatment of degenerative disc disease, spinal tumors and trauma.

●	The Irix-C Cervical Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and two screws. It is intended for spinal fusion procedures at one level (C3 − T1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	The Irix-A Lumbar Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and three screws. It is intended for spinal fusion procedures at one or two contiguous levels of the lumbosacral spine (L2 − S1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

Sales and Marketing

We distribute our products in the United States through an extensive distribution network of commissioned independent sales agents and stocking agents. As of December 31, 2021, we had over 300 independent sales agents and stocking agents. We also maintain a national accounts program to enable our agents to gain access to IDN hospitals and through GPOs. We have biologics contracts with major GPOs, including Vizient, Premier, and HealthTrust Purchasing Group, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems.

Our international footprint includes distribution partners in Canada, Mexico, South America, Australia, and certain Pacific region countries. We do not have any operations in or sales to Europe.

Donor Procurement

Xtant’s mission with respect to donor procurement is: “Honoring the gift of donation, by helping our patients live as full, and complete a life as possible.”

In furtherance of our mission, we have agreements with multiple recovery agencies, and we continue to explore options to expand our network for access to donor tissue in anticipation of increased demand for our biologics products. We expect to be able to continue to build our network for donor tissue as our processing capabilities and sales increase.

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

Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent. As of December 31, 2021, our fixation patent portfolio includes 60 issued patents globally, and our biologics patent portfolio includes 19 issued patents globally and 7 patent applications pending. We expect that additional patent applications will be filed and prosecuted as inventions are discovered, technological improvements and processes are developed, and specific applications are identified. There can be no assurance that we will be able to obtain final approval of any patents.

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

Human Tissue

Human tissue product regulations are designed to ensure that sound, high quality practices are followed to prevent the introduction, transmission or spread of communicable disease. Among other things, the regulations require that companies that recover, process, store, label, package or distribute HCT/Ps register with the FDA. In addition, regulations provide criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. Regulations also govern the processing and distribution of the tissues and are often referred to as the “Current Good Tissue Practices” (“cGTP”) regulations.

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

Several of our products, including OsteoSponge and OsteoWrap, are regulated as HCT/Ps and are therefore subject to the following regulatory requirements under section 361 of the PHSA and 21 CFR Part 1271:

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

There are many HCT/P products that must undergo regulatory review and licensure by the FDA. The approval process for a Biologics License Application (“BLA”) includes a rigorous review of the safety and efficacy of the biological product. Successful applications typically require testing and validation through a series of clinical and non-clinical studies taking place over multiple years of product development. We refer to all of our HCT/P products as biologics.

Medical Devices

The Center for Devices and Radiological Health regulates the clearance and approval of conventional medical devices, such as our spinal hardware, as well as some of the HCT/Ps that are also regulated as medical devices, such as our OsteoSelect DBM putty. In the United States, medical devices are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, and certain other federal and state statutes and regulations. The laws and regulations govern, among other things, the design, manufacture, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending pre-market approval applications (“PMAs”), issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

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

The advantage of the de novo classification is that it generally requires less data than a PMA. The disadvantage is that it may require more data than a 510(k) and most often will include human clinical data. A request for de novo classification also has a longer review time. If the de novo application is denied, the device remains in Class III and PMA approval may be required before the device may be legally marketed in the United States. The FDA is increasingly moving devices with slightly different proposed indication statements or different technological features off the 510(k) path and onto the de novo path, resulting in more time and expense for the company.

A device not eligible for 510(k) clearance or de novo classification must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The cost of preparing and submitting a PMA is substantial and a PMA application must provide extensive preclinical and clinical trial data and also detailed information about the device and its components regarding, among other things, device design, manufacturing and labeling. Under federal law, the submission of most PMAs is additionally subject to a substantial annually adjusted application user fee. Satisfaction of FDA PMA requirements typically takes years, and the actual time required may vary substantially based upon the type, complexity, and novelty of the device or disease. In the future, Xtant may decide to strategically commercialize products in the United States that would require a PMA, but there are no plans to do so at the present time.

After a medical device enters commercial distribution, numerous regulatory requirements continue to apply. These include:

●	The FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	Labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of devices for uncleared, unapproved or off-label uses;

●	Advertising and promotion requirements;

●	Restrictions on sale, distribution or use of a device;

●	The potential for new 510(k) clearances for certain modifications to previously 510(k) cleared devices;

●	Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	Medical device correction and removal reporting regulations, which require that manufacturers report to the FDA their field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA;

●	Recall requirements, including a mandatory recall, if there is a reasonable probability that the device would cause serious adverse health consequences or death;

●	An order of repair, replacement or refund;

●	Device tracking requirements; and

●	Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

International Regulation

Many foreign countries have regulatory bodies and restrictions similar to the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval in a foreign country or to obtain a CE Certificate of Conformity may be longer or shorter than that required for FDA approval and the related requirements may differ. Some third-world countries accept CE Certificates of Conformity or FDA clearance or approval as part of applications of approval for marketing of medical devices in their territory. Other countries, including Brazil, Canada, Australia and Japan, require separate regulatory filings. In light of extensive new legislation in Europe, specifically the new European Medical Device Regulation, we ceased selling products in the European Union (“EU”) during the third quarter of 2020 after concluding that the cost to maintain our regulatory approvals and sell our products in the EU, especially in light of this extensive new legislation, exceeded the benefits of doing business there for Xtant.

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

The Federal Physician Payments Sunshine Act imposes annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members) and teaching hospitals, as well as ownership and investment interests held by physicians. Device manufactures are also required to collect information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives for reporting to the Centers for Medicare & Medicaid Services (“CMS”). A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

Our operations are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”). We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded United States corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anticorruption legislation implemented in certain foreign jurisdictions.

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

Human Capital

Mission, Quality Policy and Core Values

Our Mission is to “honor the gift of donation, by allowing our patients to live as full, and complete a life, as possible.” Our quality policy and core values, which we strive to achieve and which govern how we and our employees conduct business, prioritize, make decisions, and work with one another to achieve our Mission, are:

●	Quality. Quality is first in everything we do. Our products and services will meet regulatory requirements through our effective quality system.

●	Integrity and Compliance. We do the right thing. We know and follow procedures and regulations.

●	Accountability & Ownership. We make and meet our commitments.

●	Teamwork & Continuous Improvement. We work together and strive to get better at everything we do.

●	Respect the Gift of Donation. We serve as stewards of the safety and use of donated human tissue.

We recognize that our employees are key to our ability to achieve our Mission and live out our quality policy and core values.

Employees

As of December 31, 2021, Xtant had 118 employees, 116 of whom were full time employees, and of whom 54 were in operations, 20 were in sales and marketing, 4 in research and development and engineering, 11 in regulatory and quality affairs, and 29 were in administrative functions. In addition, we utilize various outsourced services to manage normal business cycles. None of our employees are covered by a collective bargaining agreement and management considers its relations with employees and service partners to be good.

Code of Conduct

Each employee agrees to follow our Code of Conduct, which is on our corporate website, and covers a wide range of business practices and procedures. Recognizing that our Code of Conduct may not address every situation our employees may encounter, other resources exist to assist our employees in their decision-making, including our management team, training and a hotline pursuant to which employees can ask questions or report issues on an anonymous basis.

Employee Safety, Health and Wellness

We are committed to maintaining a safe workplace and promoting the health and wellness of our employees. We have an employee Health & Safety Committee that is comprised of employees and recommends improvements in furtherance of employee health and safety. We also have implemented multiple safety programs and regularly perform safety hazard evaluations within our manufacturing facility. We publish a quarterly Safety Standard newsletter that reiterates our commitment to safety, highlights actions we have taken and intend to take to improve employee safety, and provides practical advice to employees to keep them and their families safe. Throughout the COVID-19 pandemic, our employees have been our first and foremost focus as we implemented a number of measures to provide a safe work environment, including social distancing and remote work schedules.

With respect to health and wellness, we provide our employees a variety of flexible and convenient health and wellness programs designed to support their physical and mental health. These include, among others, medical, dental and vision coverage, health savings and flexible spending accounts, flexible work schedules, family leave and care resources, and an employee assistance program. With respect to the COVID-19 pandemic, we have encouraged our employees to get a COVID-19 vaccine by sharing information on the vaccines and where to obtain one.

Compensation and Benefits

We provide competitive compensation and benefits to attract and retain superior talent and to give our employees the tools to succeed both on and off the job. In addition to salaries, our compensation and benefits, typically include annual bonuses; commission programs; a 401(k) plan with employee matching opportunities; tuition assistance; and company-sponsored short-term and long-term disability, life and accidental death and dismemberment insurance, among others.

Employee Engagement

We provide all employees with the opportunity to anonymously share their opinions and feedback directly with senior management and human resources. Submissions are analyzed to enhance the employee experience, promote retention, drive change, and leverage the overall success of our organization.

Employee Development and Training

We recognize that successful execution of our strategy is dependent on attracting, developing and retaining top talent in all areas of the business. We have a robust learning management system platform that includes several modules for employee development and training. In addition, we have a professional development policy intended to promote professional development opportunities and provide support to employees who want to increase the effectiveness of their performance in their current position. We encourage employees to obtain skills, knowledge and abilities which may improve their opportunities for career advancement within our Company and the purpose of our professional development policy is to provide our employees with the requirements for approval, time off, and reimbursement for employee training and professional development activities.

Diversity, Equity and Inclusion

We strive to create a diverse workplace in which all employees feel respected, valued and empowered to reach their full potential. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, social class, physical ability or attributes, religious or ethical values system, national origin, and political beliefs.

Community Engagement

Throughout the year, we encourage our employees to engage in community outreach programs and we sponsor various community organizations in the Belgrade, Montana area. As a company, we work closely with the Donate Life Community to support our industry and promote the gift of donation. We have been an active sponsor for the Donate Life Rose Parade event since 2012 and sponsor a donor family and select employees to attend that event each year.

Corporate Information

We began operations in 1998 as a spin out of the Center for Biofilm Engineering at Montana State University, or the CBE, and incorporated as “Bacterin, Inc.” in the state of Montana in January 2000. Through a series of transactions and corporate events, we eventually became Bacterin International Holdings, Inc., a Delaware corporation (“Bacterin”). Bacterin’s common stock traded on the NYSE Amex, now known as the NYSE American, under the ticker symbol “BONE.” On July 31, 2015, we acquired all of the outstanding capital stock of X-spine Systems, Inc. (“X-spine”) for approximately $60 million in cash, repayment of approximately $13 million of X-spine debt, and approximately 4.24 million shares (0.4 million shares post reverse split) of Xtant common stock. As a result of this transaction, X-spine became a wholly owned subsidiary of Bacterin International Holdings, Inc. and we immediately then changed our corporate name to “Xtant Medical Holdings, Inc.” Soon thereafter, we formed a new wholly owned subsidiary, Xtant Medical, Inc., to facilitate the integration of Bacterin and X-spine. On October 15, 2015, our common stock began trading on the NYSE MKT, now known as the NYSE American, under the ticker symbol “XTNT.”

Controlled Company Status

As a result of debt restructuring transactions completed in 2018 and 2020, OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”), collectively own approximately 83.7% of our outstanding common stock as of December 31, 2021. Because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by OrbiMed, we are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. As such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors.

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

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors set forth below.

Risks Related to Our Business

●	The COVID-19 pandemic has adversely affected our business, operating results and financial condition.

●	Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

●	We may not be able to compete successfully because we are smaller and have fewer financial resources and less ability to invest in the development of new products.

●	If we are unable to innovate, develop, introduce and market new products and technologies, our business may be negatively affected.

●	We have completed business combinations in the past which involve risks and may do so in the future.

●	Our private label and OEM business involves risks and may be subject to significant fluctuation.

●	Our growth and inventory reduction initiatives may involve risks.

●	Our biologics business is dependent on the availability of human donors and negative publicity could reduce demand for our biologics products and impact the supply of available donor tissue.

●	We are highly dependent on the continued availability of our facilities.

●	We may be subject to product liability litigation that could be expensive.

●	Our quarterly operating results are subject to substantial fluctuations.

●	We operate in some markets outside the United States that expose us to additional risks.

●	Our ability to deduct interest is limited.

Risks Related to Governmental Regulation

●	Our business is subject to extensive governmental regulation, including product approvals and clearances and healthcare fraud and abuse laws, false claims laws, and physician payment transparency laws.

●	Governmental regulation could restrict the use of our tissue products or our procurement of tissue.

●	Outside of the United States, our medical devices must comply with the laws and regulations of the foreign countries in which they are marketed, and compliance may be costly and time-consuming.

●	Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

●	Our manufacturing operations are required to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices.

●	Even if our products are cleared or approved by regulatory authorities, they could be subject to restrictions or withdrawal from the market.

●	The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits.

●	If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations and likely litigation.

●	Any future product recall or voluntary market withdrawal of a product due to defects, enhancements and modifications or other reasons could adversely affect our business and operating results.

●	If we or our suppliers fail to comply with regulations pertaining to human cells, tissues, and cellular and tissue-based products or are deemed to be biological products requiring approval of a BLA prior to being marketed, these products could be subject to withdrawal from the market or other enforcement action.

●	Loss of AATB accreditation would have a material adverse effect on us.

●	Federal regulatory reforms may adversely affect our ability to sell our products and our business.

●	Product pricing is subject to regulatory control, which could impact our revenue and other operating results.

●	Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.

●	We may not receive regulatory approvals, or may experience delays in receiving regulatory approvals, from governmental authorities.

Risks Related to Our Reliance on Third Parties

●	Substantially all of our revenue is conducted through independent distributors and sales agents who we do not control.

●	We depend on third-party suppliers for products, components and raw materials.

Risks Related to Human Capital Management

●	We have limited staffing and are dependent upon key employees and qualified personnel, and competition for such talent is intense, especially around Belgrade, Montana.

Risks Related to Our Outstanding Indebtedness, Need for Additional Financing and Financial Condition

●	We have incurred significant losses, expect to continue to incur losses and may need additional financing to satisfy our anticipated future liquidity requirements.

●	We have indebtedness that we may be unable to refinance or extend the maturity date of and which may substantially limit our ability to conduct and invest in our business and the anticipated replacement of the LIBOR benchmark interest rate could affect our interest rates.

Risks Related to Intellectual Property

●	We could be required to pay damages or prevented from selling our products due to intellectual property lawsuits.

●	We may not be able to obtain or protect our proprietary rights relating to our products and if our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Risks Related to Our Information Technology, Cybersecurity and Data Protection

●	We are dependent on various information technology systems, which are outdated and in need of significant upgrades or conversion to a new enterprise resource planning system.

Risks Related to Our Controlled Company Status

●	We are a “controlled company” within the meaning of the NYSE American rules since OrbiMed funds own a significant percentage of our common stock. As such, they have the right to designate a majority of our Board of Directors, and are able to exert significant control over our Company and management.

Risks Related to Our Common Stock

●	Shares of our common stock are equity securities and subordinate to our outstanding indebtedness.

●	The market price of our common stock is extremely volatile.

●	We may issue additional common stock resulting in dilution, and the sale or availability for sale of substantial amounts of our common stock or other equity securities could adversely affect the market price of our common stock.

●	Our common stock may be delisted if we do not comply with the NYSE American continued listing requirements.

●	Anti-takeover provisions may discourage or prevent a change in control.

●	Our Amended and Restated Certificate of Incorporation (“Charter”) authorizes us to issue and designate shares of our preferred stock without stockholder approval and designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders.

●	We have never paid dividends and do not expect to do so in the foreseeable future.

General Risk Factors

●	We are subject to several other general risk factors, including risk regarding worldwide economic instability and social unrest; climate change; changes in accounting standards; public company requirements; securities litigation and increased environmental, social and governance practices scrutiny.

Risks Related to Our Business

Our business, operating results and financial condition have been and will likely continue to be materially adversely affected by the COVID-19 pandemic.

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and the implementation of social distancing measures. In addition, the pandemic has resulted in a nationwide shortage of nurses and other healthcare and medical support personnel as well as a more general labor shortage. At the onset of the COVID-19 pandemic and subsequently as a result of surges in cases and hospitalizations caused by the Delta and Omicron variants, hospitals and other medical facilities have cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Because of these circumstances, surgeons and their patients have been, and may continue to be, required, or are choosing, to defer procedures in which our products otherwise would be used. In addition, many facilities that specialize in procedures in which our products are used have experienced staffing shortages, temporary closures and/or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the number of elective procedures being conducted and the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues.

The resurgence in cases and hospitalizations during the second half of 2021 caused our revenues to decline as compared to the prior year periods and the second quarter of 2021. Throughout the second half of 2021, and most acutely starting in August 2021, spine and other surgery procedure volumes were negatively impacted in many of our key markets, due to cancellations and/or postponements of procedures as a result of increased hospitalizations, restrictions on elective procedures, and staffing shortages, which negatively impacted our second half 2021 revenues. This reduction in elective procedures and staffing issues have continued into the beginning of 2022, thereby continuing to negatively impact our revenues. Additionally, it is possible that restrictions could be reinstated if there is a resurgence of cases and hospitalizations or staffing shortages could continue to persist or worsen, which would continue to adversely impact our revenues.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which has led to an economic slowdown and could cause other unpredictable events in the future, any of which could adversely affect our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy has also negatively affected demand for procedures using our products and may continue to negatively affect demand both in the near- and long-term. The pandemic also has disrupted the global supply chain, impacting our ability to obtain raw materials, components and products. The pandemic has also adversely affected, and may continue to adversely affect, our distributors, independent sales representatives, customers, contract manufacturers and suppliers and their respective businesses, which, in turn, have adversely affected and may continue to adversely affect, our business and operations. As a result of this negative effect of the pandemic on the economy, one or more of our distributors, independent sales representatives, customers, contract manufacturers and suppliers may experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business or we may need to offer special payment terms or relief to our distributors, independent sales representatives and customers. Accordingly, we believe we are exposed to heightened credit risk as a result of the pandemic. This could adversely impact our ability to manufacture and provide products and otherwise operate our business, as well as increase our costs and expenses.

The COVID-19 pandemic has also led to and could continue to lead to severe disruption and volatility in the global capital markets, which could increase our cost of future capital and adversely affect our ability to access the capital markets in the future. The decline in our revenues and adverse impact of the pandemic on our other operating results may impact our ability to comply with our debt covenants under our credit agreements with MidCap Financial Trust (“MidCap”) and our ability to access funding thereunder or refinance that debt or extend its maturity date. We may need to borrow funds from alternative sources, such as other lenders and institutions or government agencies. There can be no guarantee that such borrowing will be available or available on favorable terms or without restrictions that may otherwise impair our operating flexibility.

The foregoing and other continued disruptions to our business as a result of COVID-19 have resulted, and could continue to result, in a material adverse effect on our business, operating results, financial condition, prospects and the trading price of our common stock throughout 2022. Although we continue to monitor the impact of the COVID-19 pandemic on our business, operations and financial results, the full extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, new variants of COVID-19 that may emerge, such as Delta and Omicron, the availability, effectiveness and acceptance of vaccines, the need for and availability of boosters, actions that federal, state and local governmental or regulatory agencies take in response to COVID-19, the actions to contain it or treat its impact, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.

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

Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to domestic inflation and fuel price increases. Recent inflationary pressures stemming from supply chain disruptions and increased demand have resulted in increased fuel, raw material and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. We have begun to experience shortages in certain raw materials, suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. If our costs rise due to continuing significant inflationary pressures or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials from our suppliers could delay product launches or result in lost opportunities to sell our products due to their availability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operations.

Many competitive products exist, and we expect more will be developed. Our operating results have suffered during the past few years due to intense competition and we may not be able to compete successfully because we are smaller and have fewer financial resources and less ability to invest in the development of new products.

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

If we are unable to innovate, develop, introduce and market new products and technologies, we may experience a decrease in market share or revenue if our products become obsolete, and our business and operating results would suffer.

Due to lack of funding, our research and development efforts and ability to develop new products have suffered during the past several years. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the markets in which we compete. If we do not continue to innovate, develop, introduce and market new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or innovation and our current and recent annual operating plans have not provided for any significant investment in new products. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, declines in our markets, the introduction of new products and technologies, evolving surgical philosophies, and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. It is also important that we carefully manage our introduction of new and enhanced products and technologies. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our revenue. Our new products and technologies also could reduce demand for or render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.

We have completed acquisitions and business combinations in the past and our current business strategy includes targeted strategic acquisitions in the future. Acquisitions and business combinations are risky and may harm our business, reputation, operating results and financial condition.

We have completed acquisitions and business combinations in the past, including the acquisition of X-spine Systems, Inc. in 2015, and may complete acquisitions and business combinations in the future, especially since one of our key growth initiatives is to add depth to our product offerings through targeted strategic acquisitions. Our ability to complete acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

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

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Also, some acquisitions may require the consent of the lenders under our credit agreements with MidCap and /or the consent of Royalty Opportunities and ROS under the Investor Rights Agreement. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders or these investors would approve such acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time.

Our private label and OEM business, which we expect to account for an increasing percentage of our revenue, involves risks and may be subject to significant fluctuation on a product to product basis from period to period since our customers could decide to use other OEMs.

We expect an increasing portion of our future revenues to be derived from our private label and original equipment manufacturer, or OEM, business. This expectation is based on our plan to focus on expanding this business. We may not be successful, however, in retaining or expanding our private label and OEM business. Our private label and OEM business, although not subject to commissions, involves lower gross margins which, if this business increases as a percentage of our revenue, will put pressure on our future gross margins. In addition, our private label and OEM business involves other additional risks. For example, we generally do not have long-term supply agreements covering this business so our customers could periodically decide to use other OEMs based on cost, quality, delivery time, production capacities, competitive and regulatory considerations or other factors. Thus, revenues from our private label and OEM customers and the products we provide them are subject to significant fluctuation on a product to product basis from period to period. The success of our private label and OEM business is dependent upon the success of our private label and OEM customers in creating demand for and selling the products that we manufacture for them. If our private label and OEM business significantly increases, we may experience difficulties in staffing our manufacturing facility and meeting demand.

Our growth initiatives designed to increase our revenue and scale may not be successful and involve risks.

During 2021, we focused primarily on and during 2022 we intend to continue to focus primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues. Also our key growth initiatives involve risks, including effects on our product sales mix, which may adversely affect our gross margins and operating results. For example, a decrease in sales of our hardware products typically reduces our gross margins. In addition, margins vary among our biologics products, so the current trend towards our fiber-based products as opposed to our cancellous-based products may also reduce our future gross margins.

Our inventory reduction initiatives designed to improve our working capital may adversely affect our ability to fulfill demand in the future, which may harm our business and operating results.

During 2021, we focused on inventory reduction initiatives designed to improve our working capital. While we intend to continue these initiatives in 2022, our ability to fulfill demand may be adversely affected as a result. These initiatives may have other adverse effects on our business and operating results, including adverse effects on our cost of sales and margins. No assurance can be provided that we will be successful in implementing our inventory reduction initiatives or that they will improve our working capital.

Our biologics business is highly dependent on the availability of human donors. Any disruptions could cause our customers to seek alternative providers or technologies and harm our business and operating results.

Our mission is, “honoring the gift of donation, by allowing our patients to live as full, and complete a life as possible.” Accordingly, our biologics business is highly dependent on our ability to obtain donor cadavers as the raw material for many of our biologics products. The availability of acceptable donors is relatively limited, and we compete with many other companies for this limited availability. The availability of donors is also impacted by regulatory changes, general public opinion of the donor process and our reputation for our handling of the donor process. In addition, due to seasonal changes in the mortality rates, some scarce tissues are at times in short supply. A disruption in the supply of this crucial raw material could have significant consequences for our revenue, operating results and continued operations.

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

Any failure in the physical infrastructure of our facilities or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, reputation and financial results. We are highly reliant on our Belgrade, Montana facilities. Any natural or man-made event that impacts our ability to utilize these facilities could have a significant impact on our operating results, reputation and ability to continue operations. The regulatory process for approval of facilities is time-consuming and our ability to rebuild facilities would take a considerable amount of time and expense and cause a significant disruption in service to our customers. Further, the FDA or some other regulatory agency could identify deficiencies in future inspections of our facilities or our supplies that could disrupt our business and harm our operating results.

We may be party to product liability litigation that could be expensive, and our insurance coverage may not be adequate in a catastrophic situation.

The manufacture and sale of medical devices and biologics expose us to significant risk of product liability claims, which are made against us from time to time. We may incur material liabilities relating to product liability claims, including product liability claims arising out of the use of our products, if the liabilities exceed or are not covered under our insurance program. No assurance can be provided that any amounts that we may be required to pay to resolve such matters in the future will be within our insurance limits.

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

Our quarterly revenue and operating results have varied and in the future may vary significantly, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of our annual results or future performance. Any shortfalls in revenue or earnings from levels expected by industry analysts or investors, as a result of such quarterly fluctuations or otherwise, could have an immediate and significant adverse effect on the market price of our common stock in any given period. Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include, among others:

●	demand for our products;

●	the impact of COVID-19 on the number of elective procedures and our business and operating results;

●	the level of competition;

●	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;

●	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;

●	the timing of or failure to obtain regulatory clearances or approvals for our products;

●	changes in pricing policies by us and our competitors;

●	changes in the treatment practices of our customers;

●	changes in independent sales representative or distributor relationships and sales force size and composition;

●	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

●	the number and mix of products sold in the quarter and the geographies in which they are sold;

●	the number of selling days;

●	the availability and cost of components and materials;

●	the timing of orders and shipments;

●	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

●	work stoppages or strikes in our industry;

●	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;

●	changes in accounting standards, policies, estimates, and treatments;

●	restructuring, impairment, and other special charges;

●	costs associated with pending and any future litigation;

●	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges and manufacturing variances;

●	income tax fluctuations and changes in tax rules;

●	general economic, social and other external factors, such as the COVID-19 pandemic, supply chain disruptions and labor shortages; and

●	increases of interest rates, which can increase the cost of borrowings under our credit agreements, and generally affect the level of economic activity.

Although our international business is not substantial, we do operate in some markets outside the United States that are subject to political, economic, and social instability and expose us to additional risks.

Although our revenue from outside the United States comprised only 1% of our total revenue for the year ended December 31, 2021 after we ceased selling products in the EU after concluding that the cost to maintain our regulatory approvals and sell our products in the EU, especially in light of extensive new legislation, exceeded the benefits of doing business there for Xtant, our international sales operations nevertheless expose us and our representatives, agents, and distributors to the following risks inherent in operating in foreign jurisdictions:

●	the imposition of additional U.S. and foreign governmental controls or regulations on orthopedic implants and biologic products;

●	withdrawal from or revision to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

●	economic instability, including economic instability caused by the COVID-19 pandemic and currency risk between the U.S. dollar and foreign currencies, in our markets;

●	a shortage of high-quality international salespeople and distributors;

●	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

●	changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

●	transportation delays and interruptions, including due to recent supply chain and shipping disruptions; and

●	exposure to different legal and political standards.

Our ability to deduct interest is limited.

Our ability to deduct interest on indebtedness properly allocable to our trade or business (which excludes investment interest) is limited to an amount equal to the sum of (i) our business interest income during the taxable year and (ii) 30% of our adjusted taxable income for such taxable year. For taxable years beginning after 2021, our adjusted taxable income for purposes of computing the 30% limitation will be reduced by depreciation, amortization and depletion deductions thereby causing a more restrictive limitation than that which existing for taxable years beginning prior to 2022. Disallowed interest deductions may be carried forward indefinitely and treated as business interest paid or accrued in the succeeding taxable year.

A shift in performing more procedures in ambulatory surgical centers from hospitals as a result of the COVID-19 pandemic or otherwise would likely put pressure on the prices of our products and margins.

To protect health care professionals involved in surgical care and their patients, we anticipate that more outpatient eligible procedures may be performed in ambulatory surgery centers during the COVID-19 pandemic, and as its acuity declines and the healthcare system returns to a more normalized state. We anticipate that this trend will nevertheless continue as a cost control measure with the healthcare system. Because ambulatory surgery center facility fee reimbursement is typically less than facility fee reimbursement for hospitals and due to surgeons’ potential ownership interests in ambulatory surgery centers, we typically experience more pressure on the pricing of our products by ambulatory surgery centers than by hospitals, and the average price for which we sell our products to ambulatory surgery centers is less than the average prices we charge to hospitals. In addition, some surgeons may choose to use fewer implants due to their interest in the profitability of the ambulatory surgery center. An accelerated shift of procedures using our products to ambulatory surgery centers as a result of the COVID-19 pandemic could adversely impact the average selling prices of our products and our revenues could suffer as a result.

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

Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the FDCA, a de novo classification or a PMA, from the FDA, unless an exemption applies. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

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

Many of these healthcare laws inevitably influence company standards of conduct. Other laws tie into these standards as well, such as compliance with the advertising and promotion regulations under the FDCA, the U.S. Federal Anti-Kickback Statute, the Federal False Claims Act, the Federal Physician Payments Sunshine Act and other laws. We use many distributors and independent sales representatives in certain territories and thus rely upon their compliance with applicable laws and regulations, such as with the advertising and promotion regulations or similar laws under countries located outside the United States and other applicable federal, state or international laws. These laws include:

●	the U.S. Federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the Federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. Federal False Claims Act; this may constrain our marketing practices and those of our independent sales agencies, educational programs, pricing, bundling and rebate policies, grants for physician-initiated trials and continuing medical education, and other remunerative relationships with healthcare providers;

●	federal false claims laws (such as the U.S. Federal False Claims Act) which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims seeking payment from Medicare, Medicaid or other federal-funded third-party payors that are false or fraudulent; this may impact the reimbursement advice we give to our customers as it cannot be inaccurate and must relate to on-label uses of our products;

●	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

●	the Federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. We are also required to collect information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives for reporting to CMS;

●	analogous state and foreign law equivalents of each of the above federal laws, such as state anti-kickback prohibitions and false claims prohibitions which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other and federal law in significant ways and may not have the same effect, thus complicating compliance efforts; and

●	the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information.

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

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. Under the FDA’s reporting regulations applicable to HCT/Ps, we are required to report all adverse reactions involving a communicable disease if it is fatal, life threatening, results in permanent impairment of a body function or permanent damage to body structure, or necessitates medical or surgical intervention, including hospitalization. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as mandatory recalls, destruction, cessation of manufacturing, inspection or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results. We are currently subject to certain product liability litigation, which could harm our business, financial condition or results of operations, especially if this litigation requires payments in amounts that exceed our product liability insurance coverage.

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

If we or our suppliers fail to comply with regulations pertaining to human cells, tissues, and cellular and tissue-based products, these products could be subject to withdrawal from the market or other enforcement action.

Certain of our products are regulated as HCT/Ps. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA; screening and testing for tissue donor eligibility; and current Good Tissue Practice (“cGTPs”), when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting, among other applicable requirements and laws. The FDA regulations also have additional requirements that address sub-contracted tissue services, tracking, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases. A product regulated solely as a 361 HCT/P is not required to undergo 510(k) premarket clearance, de novo classification or PMA.

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

An HCT/P is eligible for regulation solely as a 361 HCT/P if it is: (i) minimally manipulated; (ii) intended for homologous use as reflected by labeling, advertising or other indications of the manufacturer’s objective intent; (iii) the manufacture does not involve the combination of the HCT/P with another article, except for water, crystalloids or a sterilizing, preserving, or storage agent (not raising new clinical safety concerns for the HCT/P); and (iv) it does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effect or is dependent upon the metabolic activity of living cells for its primary function, it is intended for autologous use or allogeneic use in a first or second degree relative or for reproductive use. If any of these requirements are not met, then the HCT/P is also subject to applicable biologic, device, or drug regulation under the FDCA or the PHSA. These biologic, device or drug HCT/Ps must comply with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics under the PHSA, or devices or drugs under the FDCA, including licensure, clearance or approval, as the case may be.

Over the course of several years, the FDA issued regulations that address manufacturer activities associated with HCT/Ps. The first requires that companies that manufacture HCT/Ps register with the FDA. This set of regulations also includes the criteria that must be met in order for the HCT/P to be eligible for regulation solely under Section 361 of the PHSA and the regulations in 21 CFR Part 1271, rather than under the drug or device provisions of the FDCA or the biological product licensing provisions of the PHSA. The second set of regulations provides criteria that must be met for donors to be eligible to donate tissues and is referred to as the “Donor Eligibility” rule. The third rule governs the processing and distribution of the tissues and is often referred to as the cGTP rule. The cGTP rule covers all stages of allograft processing, from procurement of tissue to distribution of final allografts. Together these regulations are designed to ensure that sound, high quality practices are followed to reduce the risk of tissue contamination and of communicable disease transmission.

At the time they came into effect approximately 15 years ago, these regulations increased regulatory scrutiny within the industry in which we operate and have led to increased enforcement action which affects the conduct of our business. In addition, these regulations can increase the cost of tissue recovery activities. The FDA periodically inspects tissue processors to determine compliance with these requirements. Allegations of violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of 21 CFR Part 1271 that we are required to comply with, although there can be no assurance that we will be deemed by FDA to be in compliance. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the cGTP regulations that regulate those functions are dependent upon the actions of these independent entities. If our suppliers fail to comply with applicable requirements, our products and our business could be negatively affected. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of regulatory actions, or enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

In addition, the FDA could disagree with our conclusion that one or more of our HCT/Ps meet the criteria for marketing solely under Section 361 of the PHSA, and therefore that one or more of the HCT/Ps require licensure, approval or clearance of a marketing application. The FDA could conclude that the tissue is more than minimally manipulated, that the product is intended for a non-homologous use, that the product is combined with another article, or that the product has a systemic effect or is dependent on the metabolic activity of living cells for its primary function. The FDA could also determine that a modification to an HCT/P makes it ineligible for regulation solely as a 361 HCT/P. If the FDA were to draw these conclusions, it would likely require clinical studies conducted pursuant to an investigational new drug application (“IND”) and the submission and licensure, approval or clearance of a marketing application in order for us to continue to market the product. Such an action by the FDA could cause negative publicity, decreased or discontinued product sales, and significant expense in obtaining required marketing licensure, approval or clearance.

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

Although the results of our clinical studies may support our product candidate claims, we may not receive regulatory approvals, or may experience delays in receiving regulatory approvals, from governmental authorities.

Our ongoing research and development, pre-clinical testing and clinical study activities are subject to extensive regulation and review by numerous governmental authorities. We are currently conducting post-market clinical studies of some of our products to gather information about these products’ performance or optimal use. Clinical studies must be conducted in compliance with FDA regulations and local regulations, and according to principles and standards collectively referred to as “Good Clinical Practices.” Non-compliance could result in regulatory and legal enforcement action and also could invalidate the data. Even if our clinical studies are completed as planned, and even if our clinical studies demonstrate our product claims and that our products are safe and effective for the proposed new indicated use, we cannot be certain that the FDA or foreign authorities and notified bodies will agree with our conclusions. It is possible that the FDA or foreign authorities and notified bodies may deny clearance or approval of a device for any of the following reasons:

●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign authority or notified body that our products are safe or effective for their intended uses;

●	the disagreement of the FDA or foreign authorities and notified bodies with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;

●	serious and unexpected adverse device effects experienced by participants in our clinical trials;

●	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks; or

●	the manufacturing process or facilities we use may not meet applicable requirements.

Delays in obtaining regulatory clearances and approvals may:

●	delay or prevent commercialization of products we develop;

●	require us to perform costly tests or studies;

●	diminish any competitive advantages that we might otherwise have obtained; and

●	reduce our ability to collect revenue.

Any delay or termination of our clinical studies will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenues. It is also possible that patient subjects enrolled in our clinical studies of our marketed products will experience adverse side effects that are not currently part of the product’s profile and, if so, these findings may result in lower market acceptance, which could have a material and adverse effect on our business, results of operations and financial condition.

Risks Related to our Reliance on Third Parties

Substantially all of our revenue is conducted through independent sales agents and distributors who we do not control.

Substantially all of our revenue is conducted through independent sales agents and distributors. Because the independent sales agent or distributor often controls the customer relationships within its territory (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the independent sales agent or distributor ends, our relationship with the customer will be lost (and, in certain countries outside the United States, that we could experience delays in amending or transferring our product registrations). Also, because we do not control the independent sales agent or field sales agents of a distributor, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the sales agent or distributor. If we fail to maintain relationships with our key independent sales agents and distributors or fail to ensure that our independent sales agent and distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations. Changes to or turnover within our independent sales agent or distributor organization or transitions to direct selling models also could adversely affect our business if these transitions are not managed effectively. Further, independent sales agents and distributors of companies we have acquired may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us. A loss of a significant number of our sales agent or distributors could have a material adverse effect on our business and results of operations.

One of our independent sales agents was associated with approximately 19% and 21% of our revenues during 2021 and 2020, respectively. In any one reporting period, this independent sales agent may contribute an even larger percentage of our revenues. We do not have a long-term agreement with this independent sales agent that requires this agent to continue selling our products on our behalf. While we anticipate that we would retain most of the sales associated with this independent sales agent in the event that we lose this independent sales agent, the loss of this independent sales agent and the agent’s strong relationships with customers could adversely affect our revenues and other operating results.

In addition, our success is partially dependent upon our ability to retain and motivate our independent sales agents and distributors, and their representatives to sell our products in certain territories. They may not be successful in implementing our marketing plans. Some of our independent sales agents and distributors do not sell our products exclusively and may offer similar products from other companies. Our independent sales agents and distributors may terminate their contracts with us, may devote insufficient sales efforts to our products, or may focus their sales efforts on other products that produce greater commissions or revenues for them, which could have an adverse effect on our operations and operating results.

We depend on a limited number of third-party suppliers for products, components and raw materials and losing any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements or our failure to order a sufficient supply of products, components and raw materials, could harm our business and operating results.

Outside suppliers, some of whom are sole-source suppliers, provide us with products and raw materials and components used in manufacturing our orthobiologics and spinal implant products. We strive to maintain sufficient inventory of products, raw materials and components so that our production will not be significantly disrupted if a particular product, raw material or component is not available to us for a period of time, including as a result of a supplier’s loss of its ISO or other certification, long required lead times, or other reasons, such as the supply chain and shipping disruptions experienced throughout 2021. Despite our efforts, we sometimes experience an insufficient inventory of products, raw materials and/or components. At the end of 2019 and beginning of 2020, we experienced a supply issue with certain of our biologics and hardware products. Although this supply issue subsequently resolved, if we fail to plan our procurement accordingly or are unable to obtain sufficient quantities of raw materials and components used in manufacturing our orthobiologics and spinal implant products that meet our quality and other requirements on a timely basis for any reason, we may not produce sufficient quantities of our products to meet market demand until a new or alternative supply source is identified and qualified and, as a result, we could lose customers, our reputation could be harmed, and our business could suffer. Furthermore, an uncorrected defect or supplier’s variation in a component or raw material that is incompatible with our manufacturing, unknown to us, could harm our ability to manufacture products.

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

Our success is dependent upon the efforts of a relatively small management team and staff. We have experienced a high level of employee turnover in past years, including members of our management team. Most recently, on January 3, 2022, we appointed a new Interim Chief Financial Officer. We have employment arrangements in place with our executive and other officers, but none of these executive and other officers are bound legally to remain employed with Xtant for any specific term. We do not have key person life insurance policies covering our executive and other officers or any of our other employees. If key individuals were to leave Xtant, our business could be affected adversely if suitable replacement personnel are not recruited quickly.

The population around Belgrade, Montana, where our headquarters and production facilities are located, is small, and as a result, there is a limited number of qualified personnel available in all functional areas, which has made it difficult for us to attract and retain the qualified personnel necessary for the development and growth of our business. We have been further impacted by the recent labor shortage, which arose, in part, as a result of the COVID-19 pandemic. Our ability to maintain our productivity at competitive levels and increase production in the future may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. Companies in our industry, including us, are dependent upon an available labor pool of qualified employees. We compete for qualified personnel with other companies, academic institutions, governmental entities, and other organizations. A shortage in the labor pool of workers, which we believe currently exists in Belgrade, Montana, and which has worsened due to the recent labor shortage, has made it more difficult for us to attract and retain qualified personnel. We cannot be certain that we will be able to maintain an adequate qualified labor force necessary to operate efficiently and to support our growth strategy and operations. A tight labor market in the Belgrade, Montana area also has required us to enhance our wages and benefit packages to attract a sufficient number of workers, and it is possible that these increased labor costs may not be effective in recruiting and retaining a sufficient number of qualified personnel. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining a sufficient number of qualified personnel in the future. If we cannot attract and retain qualified personnel or if we must increase substantially our labor costs to attract and retain qualified personnel, the growth and success of our business, as well as our operating results and financial condition, will be adversely affected.

Risks Related to Our Outstanding Indebtedness, Need for Additional Financing and Financial Condition

We have incurred significant losses, expect to continue to incur losses and may not achieve or sustain profitability.

We have a history of incurring net losses, and at December 31, 2021, we had an accumulated deficit of $235.3 million. During the year ended December 31, 2021, we incurred a net loss of $5.0 million. Our ability to achieve profitability will be influenced by many factors, including, among others, the level and timing of future revenues and expenditures; development, commercialization, market acceptance and availability and supply of our products; competing technologies and market developments; our ability to develop and introduce new products; regulatory requirements and delays; the strength of our relationships with our independent sales agents and distributors; and our ability to attract and retain key personnel. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our stockholders’ equity, and we may never achieve or sustain profitability.

We may need additional financing to satisfy our anticipated future liquidity requirements, which financing may not be available on favorable terms, or at all, at the time it is needed and which could reduce our operational and strategic flexibility.

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents and restricted cash balance of approximately $18.4 million as of December 31, 2021, together with existing credit availability under our Credit, Security and Guarantee Agreement (Term Loan) (the “Term Credit Agreement”) and Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust (“MidCap”), in its capacity as agent, will be sufficient to meet our anticipated cash requirements through at least the end of March 2023. Although we have availability under our Term Credit Agreement, our ability to obtain additional term loans under this agreement is in the sole and absolute discretion of MidCap and the lenders. Additionally, although we have availability under our Revolving Credit Agreement, the availability of such funds is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory. These credit facilities have a maturity date of May 1, 2026, and all of our indebtedness thereunder matures on such date. We may require or we may seek additional funds to fund our future operations and business strategy prior to March 2023. Accordingly, there is no assurance that we will not need or seek additional funding at any time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations, license agreements or acquisition transactions. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects. If adequate funds are not otherwise available, we could be required to curtail operations significantly, including reducing our sales and marketing expenses, which could negatively impact product sales, delaying new product initiatives, and we could even be required to cease operations, liquidate our assets and possibly seek bankruptcy protection.

To the extent we raise additional financing through the sale of equity or convertible debt securities or the restructuring or refinancing of our outstanding debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, or liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to purchasers, which could dilute our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we must obtain the consent of MidCap and ROS and Royalty Opportunities, parties to an Investor Rights Agreement dated February 14, 2018 with the Company (the “Investor Rights Agreement”), and no assurance can be provided that MidCap, ROS or Royalty Opportunities would provide such consent, which could limit our ability to raise additional financing.

We have indebtedness which matures on May 1, 2026. We may not be able to extend the maturity date of or replace our Credit Agreements or generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition, and operating results.

As of December 31, 2021, we had $15.6 million of principal outstanding under our Credit Agreements, which such indebtedness matures on May 1, 2026. Although we believe that we will be able to pay off our outstanding indebtedness or extend the maturity date of that facility at the appropriate time, no assurance can be provided that we will do so on terms that are favorable to us or at all. Our ability to make payments on, and to refinance, our indebtedness, including amounts borrowed under our Credit Agreements, and our ability to fund planned capital expenditures, contractual cash obligations, known and unknown liabilities, research and development efforts, working capital, any future acquisitions and business combinations, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, the consent of our lender, and other factors, including market conditions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.

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

A failure to comply with the covenants and other provisions of our Credit Agreements may cause suspension or termination of the Credit Agreements and/or require the immediate repayment of our outstanding indebtedness. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the Credit Agreements, seek to refinance all or a portion of the indebtedness, or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us.

The terms of our Credit Agreements substantially limit our ability to conduct and invest in our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions.

Our Credit Agreements include a number of significant financial and operating restrictions. For example, the agreements contain financial covenants that, among other things, require us to maintain a minimum liquidity covenant, as defined in the agreements, and contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

●	create, incur, assume, guarantee or otherwise become or remain directly or indirectly liable with respect to any debt, except for permitted debt;

●	create, assume, incur or suffer to exist any contingent obligations, except for permitted contingent obligations;

●	purchase, redeem, defease or prepay any principal of, premium, if any, interest or other amount payable in respect of any debt prior to its scheduled maturity;

●	create, assume or suffer to exist any lien on our assets;

●	declare, order, pay, make or set apart any sum for any distribution, except for permitted distributions;

●	enter into or assume any agreement prohibiting the creation or assumption of any lien upon our properties or assets or create or otherwise cause or suffer to exist or become effective certain consensual encumbrances or restrictions of any kind;

●	declare, pay, make or set aside any amount for payment in respect of subordinated debt;

●	engage in mergers or consolidations;

●	acquire, make, own, hold or otherwise consummate any investment, other than permitted investments;

●	enter into certain transactions with affiliates;

●	amend or otherwise modify any organizational documents; and

●	make certain amendments or modifications to certain material contracts.

We may be unable to comply with these covenants, which could result in a default under the Credit Agreements. In addition, these provisions may limit our ability to conduct and invest in our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions or business combinations, may be subject to the consent of the lenders, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction. In addition, our Investor Rights Agreement with ROS and Royalty Opportunities further substantially limits the operation of our business and the ability of our management to conduct and invest in our business.

Our Credit Agreements involve additional risks that may adversely affect our liquidity, results of operations, and financial condition.

Availability of additional term loans under the Term Credit Agreement is based solely on the discretion of MidCap and the lenders, and additional funds are for the purposes agreed to between us, the borrowers and the lenders in advance of the making of loans under this additional tranche. Availability of additional funds under the Revolving Credit Agreement is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the borrowers in advance with a formula set forth in the Revolving Credit Agreement. As a result, our access to credit under the Credit Agreements is subject to the discretion of MidCap and the lenders as well as fluctuations to our accounts receivable and inventory. Our inability to borrow additional amounts under the Credit Agreements if and when we need them may adversely affect our liquidity, results of operations, and financial condition.

Our outstanding indebtedness under the Credit Agreements bears interest at variable rates, which subjects us to interest rate risk and could increase the cost of servicing our indebtedness. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of the amount of our outstanding indebtedness, thereby affecting our profitability. Upon the occurrence and during the continuance of an event of default under the Credit Agreements, MidCap may terminate its commitments to lend additional money thereunder and declare all amounts outstanding thereunder to be immediately due and payable. Subject to certain exceptions, amounts outstanding under the Credit Agreements are secured by a senior first priority security interest in substantially all existing and after-acquired assets of our Company and each borrower. Accordingly, under certain circumstances, MidCap could seek to enforce security interests in our assets securing our indebtedness under the Credit Agreements, including restricting our access to collections on our accounts receivable. Any acceleration of amounts due under our Credit Agreements or the exercise by MidCap of its rights under the security documents, would have a material adverse effect on us.

We may be unable to meet financial or other covenant requirements in our Credit Agreements, and we may be unable to successfully negotiate waivers to cure any covenant violations.

Our Credit Agreements contain representations, warranties, fees, affirmative and negative covenants, including a minimum liquidity covenant and substantial operating covenants, and default provisions. A breach of any of these covenants could result in a default under the agreement. Upon the occurrence and during the continuance of an event of default under the Credit Agreements, MidCap could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and suspend or terminate all commitments to extend further credit. If MidCap accelerates the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the Credit Agreements, we pledged substantially all of our assets, including our intellectual property, to MidCap and the lenders. Our failure to comply with the covenants under the Credit Agreements could result in an event of default, the acceleration of our debt and the loss of our assets.

The anticipated replacement of the LIBOR benchmark interest rate could affect interest rates under our Credit Agreements, which may adversely impact our business, operating results and financial condition.

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), which is widely used as a reference for setting the interest rates on loans, announced its intention to phase out LIBOR by the end of 2021. On November 30, 2020 the ICE Benchmark Administration (“IBA”), with the support of the United States Federal Reserve and the FCA, announced its intention to extend publication of most U.S. dollar LIBOR tenors to June 30, 2023. On March 5, 2021, IBA confirmed it would cease publication of Overnight, 1, 3, 6 and 12 month U.S. dollar LIBOR tenors immediately following the LIBOR publication on June 30, 2023. IBA also ceased publishing 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated based on transactions in the market for short-term treasury securities.

If LIBOR ceases to exist before our Credit Agreements are terminated, MidCap may choose to replace LIBOR with a reasonably comparable index or source together with corresponding adjustments to the applicable margin or scale factor, spread adjustment or floor such that the new index preserves the current all-in yield as the basis of such margin, consistent with such determinations made by MidCap with respect to other arrangements in which it serves in a similar capacity. The result of this adjustment may cause us to attempt to renegotiate the Credit Agreements, since borrowings thereunder are indexed to LIBOR. Any such adjustment or renegotiation may increase or otherwise affect interest rates under our Credit Agreements. We are evaluating the potential impact of the eventual replacement of LIBOR, including the possibility of SOFR as the dominant replacement. However, we are not able to predict whether LIBOR will cease to be available after June 30, 2023, the effective of any replacement for LIBOR that may be chosen by MidCap, whether SOFR will become a widely accepted benchmark in place of LIBOR and if so, whether it will be chosen by MidCap as the replacement for LIBOR, or what the impact of a transition from LIBOR may be on our business, results of operations and financial condition.

Risks Related to Intellectual Property

If we lose any future intellectual property lawsuits, a court could require us to pay significant damages or prevent us from selling our products.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. Legal proceedings, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose this litigation or any other similar legal proceedings of which we may become subject, a court could require us to pay significant damages to third parties, indemnify third parties from loss, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or prevent us from manufacturing, using, selling, offering for sale, or importing our products. While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by others, we have been subject to patent infringement claims in the past. There can be no assurances that we do not infringe any patents or other proprietary rights. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

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

In addition, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate for this on a timely basis, we may suffer interruptions in our ability to manage operations. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks and those of our customers, suppliers, independent sales agents, distributors and third-party service providers, and the confidentiality, availability and integrity of any underlying information and data. Work from home arrangements may increase cybersecurity risks related to phishing, malware, and other similar cybersecurity attacks. We have programs, processes and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. We undertake considerable ongoing improvements to our IT systems in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur may be challenging. During 2021, one of our employees was the victim of phishing scheme and as a result we paid three fraudulent invoices. Although the amount involved was immaterial, management brought the matter to the attention of the Audit Committee of the Board of Directors and immediately implemented a remediation plan in response thereto. Despite the remediation plan, no assurance can be provided that we will not become subject to another or similar attack, especially when our cybersecurity protection is dependent at least to some extent on the lack of human error.

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

Our current enterprise resource planning (“ERP”) system is outdated and in need of a, upgrade or conversion to a new ERP system.

Although we have made upgrades to our ERP system, it is still outdated and in need of significant additional upgrades or conversion to a new ERP system. Implementing new or upgraded systems carries substantial risk, including failure to operate as designed, failure to properly integrate with our systems, potential loss of data or information, cost overruns, implementation delays, and disruption of operations. Third-party vendors are also relied upon to design, program, maintain, and service the ERP system. Any failures of these vendors to properly deliver their services could have a material adverse effect on our business. In addition, any disruptions or malfunctions affecting our ERP system implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate, or inaccessible. We may experience difficulties in our business operations, or difficulties in operating our business under these systems, either of which could disrupt our operations, including our ability to timely invoice customers, ship and track product orders, project inventory requirements, manage our supply chain, effectively manage customer accounts receivable and pay suppliers within terms and otherwise adequately service our customers, and could lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the implementation or upgrade of new systems or otherwise, we may not be able to fix our systems in an efficient and timely manner. We may not realize the benefits we anticipate should all or part of the ERP system upgrade implementation process prove to be ineffective. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.

Risks Related to Our Controlled Company Status

Funds affiliated with OrbiMed own a significant percentage of our common stock, have the right to designate a majority of our Board of Directors, and are able to exert significant control over matters subject to stockholder approval, preventing other stockholders and new investors from influencing significant corporate decisions.

ROS and Royalty Opportunities collectively owned approximately 84% of our outstanding common stock as of December 31, 2021. We are party to an Investor Rights Agreement with ROS and Royalty Opportunities under which they are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If ROS and Royalty Opportunities are unable to maintain this ownership threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with their ownership interests. In addition, under the Investor Rights Agreement, for so long as the ownership threshold is met, we must obtain the approval of a majority of our common stock held by ROS and Royalty Opportunities to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of our Board of Directors; and (ix) make loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. As long as the ownership threshold is met, we may not increase the size of our Board of Directors beyond seven directors without the approval of a majority of the directors nominated by ROS and Royalty Opportunities. The Investor Rights Agreement also grants ROS and Royalty Opportunities the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell.

Because of their significant share ownership and control, OrbiMed has the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders and Board of Directors, including amendments to our Charter, Second Amended and Restated Bylaws (“Bylaws”), election and removal of directors, the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions, as well as certain day-to-day decisions involved in operating our business, such as annual operating plans, capital expenditures and other investments in our business. The interests of OrbiMed may not necessarily in all cases be aligned with management’s views on the operation of our business or the interests of our other stockholders. In addition, OrbiMed and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions or not pursuing such transactions that, in their judgment, could enhance or reduce their investment, even though such transactions might involve risks to our other stockholders. For example, OrbiMed could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. In addition, OrbiMed and their affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors and could preclude any acquisition of our Company. This concentration of voting control could deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

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

Shares of our common stock are common equity interests. This means that our common stock will rank junior to any outstanding shares of our preferred stock that we may issue in the future or to the indebtedness under our Credit Agreements and any future indebtedness we may incur and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, (i) dividends are payable only when and if declared by our Board of Directors, and (ii) as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets. We have never paid a dividend on our common stock and have no current intention to pay dividends in the future. In addition, our Credit Agreements preclude us from paying dividends. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to stockholders generally.

Our inability to comply with the continued listing requirements of the NYSE American could result in our common stock being delisted, which could affect its market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NYSE American. If we do not maintain compliance with the continued listing requirements for the NYSE American within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). On October 5, 2020, we regained compliance with these continued listing requirements as a result of the completion of our August 2020 debt restructuring. No assurance can be provided that we will continue to comply with these continued listing requirements, especially in light of the significant decrease in the value of our common stock during the past year. If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

The market price of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of the investment of our stockholders to sudden decreases.

The market price for securities of medical device and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The trading volume and prices of our common stock have been and may continue to be volatile and could fluctuate widely due to factors both within and beyond our control. During 2021, the sale price of our common stock ranged from $0.56 to $6.58 per share, and our daily trading volume ranged from 12.9 thousand to 218.8 million shares. Such volatility may be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of our common stock may harm the value of the investment of our stockholders in our common stock. Factors that may have a significant impact on the market price and marketability of our common stock include, among others:

●	the terms of any potential future transaction(s) related to debt financing, debt restructuring or capital raising;

●	our ability to make interest payments under our Credit Agreements;

●	our observance of covenants under our Credit Agreements;

●	announcements of technological innovations or new commercial products by us or our present or potential competitors;

●	developments or disputes concerning patent or other proprietary rights;

●	developments in our relationships with employees, suppliers, distributors, sales representatives and customers;

●	acquisitions or divestitures;

●	litigation and government proceedings;

●	adverse legislation, including changes in governmental regulation;

●	third-party reimbursement policies;

●	additions or departures of key personnel;

●	sales of our equity securities by our significant stockholders or management or sales of additional equity securities by our Company;

●	changes in securities analysts’ recommendations;

●	short selling;

●	changes in health care policies and practices;

●	the delisting of our common stock or halting or suspension of trading in our common stock by the NYSE American;

●	economic, social and other external factors, such as the COVID-19 pandemic, supply chain disruptions, labor shortages and persistent inflation; and

●	general market conditions.

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

Future dilution may occur due to additional future equity issuances and/or equity financing events by us, including any potential future restructuring of our outstanding indebtedness. In addition, we may raise additional capital through the sale of equity or convertible debt securities, which would further dilute the ownership interests of our stockholders. As of December 31, 2021, we had outstanding warrants to purchase approximately 7,111,112 shares of our common stock, stock options to purchase 3,188,355 shares of our common stock and restricted stock unit awards covering 2,970,104 shares of our common stock under the Xtant Medical Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan, options to purchase 13,311 shares of our common stock under our prior equity compensation plan, and 1,246,080 shares available for issuance under the Xtant Medical Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan. If these or any future warrants, options or restricted stock units are exercised or otherwise converted into shares of our common stock, our stockholders will experience additional dilution.

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

Several provisions of our Charter and Bylaws and our Investor Rights Agreement could make it difficult for our stockholders to change the composition of our Board of Directors, preventing them from changing the composition of management. In addition, several provisions of our Charter and Bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable. These provisions include:

●	We have shares of common stock and preferred stock available for issuance without stockholder approval. The existence of unissued and unreserved common stock and preferred stock may enable the Board of Directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, thereby protecting the continuity of our management.

●	Shares of our common stock do not have cumulative voting rights in the election of directors, so our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors.

●	Special meetings of the stockholders may be called only by the Board of Directors, the chairman of the Board of Directors or the chief executive officer.

●	The Board of Directors may adopt, alter, amend or repeal our Bylaws without stockholder approval.

●	Unless otherwise provided by law, any newly created directorship or any vacancy occurring on the Board of Directors for any cause may be filled by the affirmative vote of a majority of the remaining members of the Board of Directors even if such majority is less than a quorum, and any director so elected shall hold office until the expiration of the term of office of the director whom he or she has replaced or until his or her successor is elected and qualified.

●	The affirmative vote of the holders of at least two-thirds of the voting power of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, is required to amend or repeal the provisions of our Charter related to the amendment of our Bylaws, the Board of Directors and our stockholders as well as the general provisions of our Charter.

●	Stockholders must follow advance notice procedures to submit nominations of candidates for election to the Board of Directors at an annual or special meeting of our stockholders and must follow advance notice procedures to submit other proposals for business to be brought before an annual meeting of our stockholders.

●	Unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising under any provision of the General Corporation Law of the State of Delaware, our Charter or our Bylaws, or (iv) any action asserting a claim governed by the internal-affairs doctrine.

●	The Investor Rights Agreement includes director nomination rights, which provide that so long as the Ownership Threshold (as defined in the Investor Rights Agreement) is met, Royalty Opportunities and ROS are entitled to nominate such individuals to the Board of Directors constituting a majority of the directors. In addition, under the Investor Rights Agreement, so long as the Ownership Threshold is met, certain matters require the approval of Royalty Opportunities and ROS to proceed with such a transaction, including without limitation, the sale, transfer or other disposition of our assets or businesses or our subsidiaries with a value in excess of $250,000 in the aggregate during any fiscal year (other than sales of inventory or supplies in the ordinary course of business, sales of obsolete assets (excluding real estate), sale-leaseback transactions and accounts receivable factoring transactions).

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

Notwithstanding the foregoing, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction.

We have never paid dividends and do not expect to do so in the foreseeable future.

We have not declared or paid any cash dividends on our common stock. The payment of dividends in the future will be dependent on our earnings and financial condition and on such other factors as our Board of Directors considers appropriate. Unless and until we pay dividends, stockholders may not receive a return on their shares of our common stock. There is no present intention by our Board of Directors to pay dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Credit Agreements preclude us from paying dividends. As a result, appreciation, if any, in the market price of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

General Risk Factors

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. For example, the credit and financial markets may be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as the recession caused by the COVID-19 pandemic, recent supply chain disruptions and labor shortages and persistent inflation, could also adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires or flooding. Concern over climate change could result in new legal or regulatory requirements designed to reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights. Inconsistency of regulations in the states in which we operate may affect the costs of compliance with such legal or regulatory requirements.

In addition, public company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and are demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. Adverse publicity or climate-related litigation that impacts us could have a negative impact on our business.

Changes in accounting standards, policies, or assumptions utilized in determining accounting estimates could adversely affect our financial statements, including our operating results and financial condition.

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we must make decisions that impact our results of operations and/or financial condition. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and expert valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time our consolidated financial statements are prepared. Our critical accounting estimates are described later in this report under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board (“FASB”), , and the SEC may amend, expand, and/or eliminate the financial accounting or reporting standards that govern the preparation of our consolidated financial statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards should be applied. We disclose the impact of accounting pronouncements that have been issued but not yet adopted within our Annual and Quarterly Reports on Form 10-K and Form 10-Q, respectively. However, we do not provide an assessment of proposed accounting pronouncements, as such proposals are subject to change through the exposure process and therefore, we cannot meaningfully assess their effects on our consolidated financial statements. Future changes to accounting standards could modify the accounting policies and procedures that are currently utilized in the preparation of our consolidated financial statements. Such changes may be difficult to predict and implement and could materially, or otherwise, impact how we prepare and report our consolidated financial statements, results of operations, and financial condition.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs could result in material increases to our overall operational costs. Our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to adapt to or comply with regulatory requirements or to respond to investor or stakeholder expectations and standards could negatively impact our business and reputation and have a negative impact on the trading price of our common stock.

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

In addition to our facilities in Belgrade, Montana, we lease approximately 100 square feet of office space in Minnetonka, Minnesota.

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

Holders of Record

As of March 8, 2022, we had 173 holders of record.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future. In addition, our credit agreements with MidCap preclude us from paying dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities of our Company during the quarter ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other equity securities of our Company during the quarter ended December 31, 2021.

Item 6. Reserved

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

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. During 2021, we launched four new products, including most recently, a bone marrow aspirate concentrate offering, which was introduced in November 2021. We expanded our distribution network by bringing on over 40 new agents during 2021. In furtherance of our goal to penetrate adjacent markets, we added new sales personnel to leverage certain adjacent non-spine markets, such as the foot and ankle, cranio-maxilofacial, oncology, joint reconstruction and trauma markets and we made progress towards this goal during 2021 by expanding our private label and original equipment manufacturer (“OEM”) sales into these adjacent markets. Finally, one of our key growth initiatives is to add depth to our product offering through targeted strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. At the onset of the COVID-19 pandemic and more recently as a result of the surge in cases and hospitalizations caused primarily by the Delta and Omicron variants, hospitals and other medical facilities have cancelled or deferred elective procedures, diverted resources to patients suffering from infections, and limited access for non-patients, including our direct and indirect sales representatives. Because of these circumstances, surgeons and their patients have, and may continue to, defer procedures in which our products otherwise would be used. In addition, many facilities that specialize in procedures in which our products are used have experienced staffing shortages, temporary closures, and/or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the number of elective procedures being conducted and the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues.

While eased COVID-19 restrictions caused our revenues to improve in the year ended December 31, 2021 as compared to the prior year, the resurgence in cases and hospitalizations during the third and fourth quarters of 2021 caused our revenues to decline during the third and fourth quarters of 2021 as compared to the respective prior year periods and the second quarter of 2021. Throughout the third and fourth quarter of 2021, and most acutely starting in August 2021, spine and other surgery procedure volumes were negatively impacted in many of our key markets, due to cancellations and/or postponements of procedures as a result of increased hospitalizations, restrictions on elective procedures and staffing shortages, which negatively impacted our 2021 revenues. This reduction in elective procedures and staffing issues have continued into the beginning of first quarter 2022 and could continue to persist or worsen, which would continue to adversely impact our revenues. Additionally, it is possible that additional restrictions could be reinstated if there is another sustained resurgence of COVID-19 cases and hospitalizations.

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

Although we continue to monitor the impact of the COVID-19 pandemic on our business, operations and financial results, the full extent to which the COVID-19 pandemic will continue to impact our business during 2022 will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 variants, the actions to contain it or treat its impact, the availability, acceptance and effectiveness of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. If our revenues continue to decline and do not recover to pre-COVID-19 pandemic levels, we may be required to incur impairment charges to our long-lived assets and goodwill and write-off excess inventory, which would likely adversely affect our future operating results.

Results of Operations

Comparison of Years Ended December 31, 2021 and December 31, 2020

The following table sets forth our results of operations for 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021		2020
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Orthopedic product sales	$55,146	99.8%	$53,188	99.7%
Other revenue	117	0.2%	149	0.3%
Total Revenue	55,263	100.0%	53,337	100.0%

Cost of Sales	22,773	41.2%	18,945	35.5%

Gross Profit	32,490	58.8%	34,392	64.5%

Operating Expenses
General and administrative	14,449	26.1%	13,503	25.3%
Sales and marketing	21,025	38.0%	20,983	39.4%
Research and development	870	1.6%	657	1.2%
Total Operating Expenses	36,344	65.8%	35,143	65.9%

Loss from Operations	(3,854)	(7.0)%	(751)	(1.4)%

Other Expense
Interest expense	(995)	(1.8)%	(5,976)	(11.2)%

Total Other Expense	(995)	(1.8)%	(5,976)	(11.2)%

Net Loss from Operations Before Provision for Income Taxes	(4,849)	(8.8)%	(6,727)	(12.6)%

Provision for Income Taxes
Current and Deferred	—	(0.0)%	(296)	(0.6)%

Net Loss	$(4,849)	(8.8)%	$(7,023)	(13.2)%

Revenue

Total revenue for the year ended December 31, 2021 increased 3.6% to $55.3 million compared to $53.3 million for the prior year. The increase of $1.9 million is largely attributed to additional private label and OEM orthobiologics sales of $2.4 million, bringing total private label and OEM sales to $4.9 million, compared to $2.6 million for the prior year. This increase was partially offset by reduced implant sales of $1.0 million versus the prior year.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 20.2%, or $3.8 million, to $22.8 million for the year ended December 31, 2021 from $18.9 million for the year ended December 31, 2020. This is primarily due to increased under-absorption of labor and overhead of $1.0 million driven by initiatives to reduce inventory, with the remaining increase resulting primarily from sales mix and sell through of product subject to greater production costs during prior periods.

Gross profit as a percentage of sales decreased to 58.8% for the year ended December 31, 2021 compared to 64.5% for the year ended December 31, 2020. Of the 5.7% decrease for the year ended December 31, 2021, 1.9% was due to increased under-absorption of labor and overhead, 1.3% was due to sales mix including greater sales of lower margin private label and OEM sales, and 2.6% was due to sell through of product subject to greater production costs during prior periods. We expect higher product costs to continue in future periods but otherwise expect gross profit to improve as the effect of COVID-19 on surgical procedures diminishes.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs and corporate expenses for legal, accounting and other professional fees, as well as occupancy costs. General and administrative expenses increased 7.0%, or $0.9 million, to $14.4 million for the year ended December 31, 2021 compared to $13.5 million for the year ended December 31, 2020. This increase is primarily attributable to additional stock-based compensation expense of $1.1 million, additional legal settlement expenses of $0.5 million and increased salaries and wages of $0.5 million. These increases were partially offset by reduced expense of $0.8 million related to various employee compensation plans and reduced severance expense of $0.3 million.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses totaled $21.0 million for each of the years ended December 31, 2021 and 2020. The year-over-year comparison included reduced commissions expense of $0.3 million resulting from a greater mix of private label and OEM sales versus 2020, which offset additional expense of $0.3 million associated with tradeshows and related travel.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new product technologies. Research and development expenses increased $0.2 million, or 32.4%, to $0.9 million for the year ended December 31, 2021 from $0.7 million for the year ended December 31, 2020. This increase was due primarily to an increase in research and development headcount in 2021 compared to 2020.

Interest Expense

Interest expense for the year ended December 31, 2021 decreased $5.0 million to $1.0 million as compared to $6.0 million for the year ended December 31, 2020. This decrease resulted from our October 1, 2020 debt restructuring which, among other things, reduced our outstanding principal and paid-in-kind interest by $61.7 million.

Income Tax Provision

Income tax provision for the year ended December 31, 2021 decreased $0.3 million to $0 as compared to $0.3 million for the year ended December 31, 2020. This decrease was due to certain states suspending the utilization of net operating losses as offsets to taxable income in the prior year.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$18,387	$2,341
Accounts receivable, net	7,154	6,880
Inventories	17,945	21,408
Total current assets	44,330	31,365
Accounts payable	2,615	2,947
Accrued liabilities	4,349	5,462
Line of credit	3,620	—
Current portion of long-term debt	—	16,797
Total current liabilities	11,077	25,649
Net working capital	33,253	5,716

Our increase in cash and cash equivalents is due primarily to the completion of a private placement of shares of common stock and warrants in February 2021. On February 24, 2021, we issued in a private placement to a single healthcare-focused institutional accredited investor 8,888,890 shares of our common stock at a purchase price of $2.25 per share, and a warrant to purchase up to 6,666,668 shares of our common stock. The warrant has an exercise price of $2.25 per share, subject to customary anti-dilution, but not price protection, adjustments, was immediately exercisable and expires on the five-year anniversary of the date of issuance. We received net proceeds of approximately $18.4 million, after deducting fees and other estimated offering expenses, from the private placement. We expect to use these net proceeds for working capital and other general corporate purposes. On May 6, 2021, we refinanced our outstanding debt due December 31, 2021 with a line of credit and $12.0 million term loan.

Cash Flows

Net cash provided by operating activities for the year ended December 31, 2021 was $0.4 million compared to $0.7 million used in operating activities for the year ended December 31, 2020. This increase was due primarily to greater generation of cash from initiatives to reduce inventory levels in response to reduced lead times, which was partially offset by the effect of collection of accounts receivable for the year ended December 31, 2020.

Net cash used in investing activities for the year ended December 31, 2021 was $1.9 million, primarily representing purchases of property and equipment of $2.1 million, partially offset by proceeds from sale of fixed assets of $0.2 million. Net cash used in investing activities for the year ended December 31, 2020 was $1.3 million, primarily representing purchases of property and equipment of $1.5 million, partially offset by proceeds from sale of fixed assets of $0.2 million.

Net cash provided by financing activities was $17.5 million for the year ended December 31, 2021, which was primarily attributable to $18.4 million of proceeds from our February 2021 private placement, net of issuance costs. Net cash used in financing activities was $0.9 million for the year ended December 31, 2020 consisting primarily of $1.0 million of costs associated with our debt restructuring.

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

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. As of December 31, 2021, we were in compliance with all covenants under the Credit Agreements.

On March 7, 2022, the Credit Agreements were amended to, among other things, (i) provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the Credit Agreements) is in excess of $14 million and there is not otherwise an event of default under the Credit Agreements, commencing with the next delivery of the compliance certificate required under the Credit Agreements, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the exit fees were increased by 25 basis points.

On May 6, 2021, contemporaneously with the execution and delivery of the Credit Agreements, that certain Second Amended and Restated Credit Agreement, dated March 29, 2019, among the Company, the Borrowers, OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, as subsequently amended (the “Second A&R Credit Agreement”), which was scheduled to mature on December 31, 2021, was terminated in accordance with the terms thereof and all outstanding amounts were repaid by the Borrowers to Royalty Opportunities in its role as sole lender thereunder.

Cash Requirements

We believe that our $18.2 million of cash and cash equivalents as of December 31, 2021, together with amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least March 2023. However, we may require or seek additional capital to fund our future operations and business strategy prior to March 2023. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

We chose December 31 to assess our annual goodwill for any impairment in order to closely align with the timing of our annual planning process. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. There was no impairment of goodwill recorded in 2021 or 2020.

We evaluate other intangible assets whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. We did not have a triggering event in 2021 or 2020.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method and includes materials, labor and overhead. We calculate an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions about anticipated future demand for products. A significant sustained decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development and introductions that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Our estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Our estimates of anticipated future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. Increases in our inventory reserves result in a corresponding expense, which is recorded to cost of sales. We believe the total reserve at December 31, 2021 of $10.3 million is adequate.

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

Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on our ability to collect a portion or all of our accounts receivable. We believe that an analysis of historical trends and our current knowledge of potential collection issues provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge, as applicable, to bad debt expense in the period that we made such a determination. We believe our allowance for doubtful accounts at December 31, 2021 of $0.6 million is adequate.

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

Management’s evaluation of going concern was conducted as part of its discussions with and the review by the Board of Directors of our 2022 Annual Operating Plan. Management believes that our $18.4 million of cash and cash equivalents as of December 31, 2021, together with amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least March 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to Xtant as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Xtant Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xtant Medical Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

Critical Audit Matter Description

As explained in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a quarterly basis for estimated obsolescence and excess inventory adjusts inventory to its net realizable value as necessary. Net inventory at December 31, 2021 totaled $18 million.

Auditing management’s calculation of estimated excess and obsolete inventory involved a high degree of auditor judgment due to the sensitivity of significant assumptions. Such assumptions include product life cycle, sales forecasts, and timing of competitors introducing new or enhanced products.

The impact of competition and the continuing impact of the COVID-19 pandemic on the sales forecast further increased the difficulty in auditing the reasonableness of management’s estimates and assumptions and required a significant amount of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our procedures related to management’s forecasts of product demand used to record the excess and obsolete inventories reserve included the following, among others:

●	Gained an understanding of the Company’s internal control over developing its excess and obsolete inventories reserve to identify the types of potential misstatement, assessed the factors that affect the risks of material misstatement, and designed further audit procedures.

●	Evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess and obsolete inventory reserve, which included consideration of reserve trends by product category and the impact of changes in inventory management processes on the estimate.

●	Evaluated the appropriateness of specified inputs supporting management’s estimate, including the age of on-hand inventory items; historic inventory trends; historic write-off activity; and revenue forecasts, including the Company’s ability to forecast sales by comparing prior period sales forecasts to actual amounts, taking into consideration the COVID-19 pandemic impact on current and future demand through sensitivity analysis.

●	Developed an independent expectation of the excess and obsolete inventory reserve using historical inventory activity and compared our independent expectation to the amount recorded in the financial statements.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2011.

Denver, Colorado

March 8, 2022

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue
Orthopedic product sales	$55,146	$53,188
Other revenue	117	149
Total Revenue	55,263	53,337

Cost of Sales	22,773	18,945

Gross Profit	32,490	34,392

Operating Expenses
General and administrative	14,449	13,503
Sales and marketing	21,025	20,983
Research and development	870	657
Total Operating Expenses	36,344	35,143

Loss from Operations	(3,854)	(751)

Other Expense
Interest expense	(995)	(5,976)
Total Other Expense	(995)	(5,976)

Net Loss from Operations Before Provision for Income Taxes	(4,849)	(6,727)

Provision for Income Taxes Current and Deferred	—	(296)

Net Loss	$(4,849)	$(7,023)

Net loss per share:
Basic	$(0.06)	$(0.25)
Dilutive	$(0.06)	$(0.25)

Shares used in the computation:
Basic	85,456,175	28,499,847
Dilutive	85,456,175	28,499,847

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of	As of
	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash-equivalents	$18,243	$2,341
Restricted cash	144	—
Trade accounts receivable, net of allowance for credit losses of $552 and $653, respectively	7,154	6,880
Inventories	17,945	21,408
Prepaid and other current assets	844	736
Total current assets	44,330	31,365

Property and equipment, net	5,212	4,347
Right of use asset, net	1,258	1,690
Other assets	287	402
Intangible assets, net	400	457
Goodwill	3,205	3,205

Total Assets	$54,692	$41,466

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,615	$2,947
Accrued liabilities	4,349	5,462
Current portion of lease liability	462	423
Current portion of finance lease obligations	31	20
Line of credit	3,620	—
Current portion of long-term debt	—	16,797
Total current liabilities	11,077	25,649

Long-term Liabilities:
Lease liability, net	842	1,303
Financing lease obligations, net	103	—
Long-term debt, plus premium and less issuance costs	11,787	—
Total Liabilities	23,809	26,952

Commitments and Contingencies (note 11)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 87,068,980 share issued and outstanding as of December 31, 2021 and 300,000,000 shares authorized; 77,573,680 shares issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	266,068	244,850
Accumulated deficit	(235,185)	(230,336)
Total Stockholders’ Equity	30,883	14,514

Total Liabilities & Stockholders’ Equity	$54,692	$41,466

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

					Total
	Common Stock		Additional Paid-In-	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2019	13,161,762	$—	$179,061	$(223,266)	$(44,205)

ASU 2016-13 cumulative effect adjustment	—	—	—	(47)	(47)
Stock-based compensation	—	—	1,084	—	1,084
Common stock issued on vesting of restricted stock units	144,878	—	—	—	—
Issuance of warrant	—	—	1,862	—	1,862
Debt exchange, net of exchange costs of $1,058	58,754,394	—	62,175	—	62,175
Issuance of common shares, net of issuance costs of $143	712,646	—	620	—	620
Exercise of warrants	4,800,000	—	48	—	48
Net loss	—	—	—	(7,023)	(7,023)
Balance at December 31, 2020	77,573,680	$—	$244,850	$(230,336)	$14,514

Private placement of common stock, net of issuance costs of $1,926	8,888,890	—	12,831	—	12,831
Warrants issued in connection with the private placement	—	—	5,243	—	5,243
Warrants issued in connection with the private placement to placement agents	—	—	351	—	351
Common stock issued on vesting of restricted stock units	782,596	—	—	—	—
Gain on debt extinguishment	—	—	785	—	785
Withholding of common stock upon vesting of restricted stock units	(176,186)	—	(201)	—	(201)
Stock-based compensation	—	—	2,209	—	2,209
Net loss	—	—	—	(4,849)	(4,849)
Balance at December 31, 2021	87,068,980	$—	$266,068	$(235,185)	$30,883

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(4,849)	$(7,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,332	2,079
Non-cash interest	147	5,963
Non-cash rent	9	16
Gain on sale of fixed assets	(86)	(369)
Stock-based compensation	2,209	1,084
Provision for reserve on accounts receivable	45	307
Provision for excess and obsolete inventory	839	485

Changes in operating assets and liabilities:
Trade accounts receivable	(319)	2,890
Inventories	2,624	(5,792)
Prepaid and other assets	(67)	40
Accounts payable	(332)	101
Accrued liabilities	(1,113)	(512)
Net cash provided by (used in) operating activities	439	(731)

Investing activities:
Purchases of property and equipment	(2,115)	(1,545)
Proceeds from sale of fixed assets	225	241
Net cash used in investing activities	(1,890)	(1,304)

Financing activities:
Payment of taxes from withholding of common stock on vesting of restricted stock units	(201)	—
Payments on financing leases	(50)	(156)
Costs associated with refinancing	(136)	(1,058)
Payments on long-term debt	(411)	(315)
Borrowings on line of credit	36,361	—
Repayments on line of credit	(36,492)	—
Proceeds from issuance of common stock, net of issuance costs	18,426	620
Proceeds from exercise of common stock warrants	—	48
Net cash provided by (used in) financing activities	17,497	(861)

Net change in cash and cash equivalents and restricted cash	16,046	(2,896)

Cash and cash equivalents and restricted cash at beginning of year	2,341	5,237
Cash and cash equivalents and restricted cash at end of year	$18,387	$2,341
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$18,243	$2,341
Restricted cash	144	—
Total cash and cash equivalents and restricted cash reported in the consolidated balance sheets	$18,387	$2,341

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

At December 31, 2021, the Company had cash and cash equivalents of $18.2 million, and an accumulated deficit of $235.2 million and has incurred significant losses in the current and prior periods.

Management’s evaluation of going concern was conducted as part of its discussions with the Xtant Board of Directors’ review of the 2022 Annual Operating Plan. Management believes that our $18.2 million of cash and cash equivalents as of December 31, 2021, together with amounts available under our line of credit, will be sufficient to meet our anticipated cash requirements through at least March 2023.

Investor Rights Agreement

We are party to an Investor Rights Agreement with ROS Acquisition Offshore (“ROS”) and OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). Under the Investor Rights Agreement, Royalty Opportunities and ROS are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock (the “Ownership Threshold”). If Royalty Opportunities and ROS are unable to maintain the Ownership Threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests. In addition, for so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by Royalty Opportunities and ROS to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1.5 million in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of our Board of Directors; and (ix) make, loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. As long as the Ownership Threshold is met, we may not increase the size of our Board or Directors beyond seven directors without the approval of a majority of the directors nominated by Royalty Opportunities and ROS.

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

Concentrations and Credit Risk

The Company’s accounts receivables are from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of our revenue or accounts receivable in the fiscal years 2021 or 2020. Management believes that all significant credit risks have been identified at December 31, 2021.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value. At times, the Company maintains deposits in financial institutions in excess of federally insured limits.

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain credit agreements. The December 31, 2021 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, instead they are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. The Company conducts its impairment test on an annual basis and reviews the assumptions on a quarterly basis. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

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

Additionally, the Company sells product directly to domestic and international stocking resellers, original equipment manufacturer resellers and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. The Company recognizes revenue when the products are shipped, and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions. In the normal course of business, the Company accepts returns of product that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes. Payment terms are generally net 30 days from invoice date and some customers are offered discounts for early pay.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America. Sales are reported net of returns. No rebates, group purchasing organization fees or other customer allowances are present, and so are not relevant to net revenue determination. The following table presents revenues from these product lines for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31, 2021	Percentage of Total Revenue	Year Ended December 31, 2020	Percentage of Total Revenue
Orthobiologics	$42,259	77%	$39,308	74%
Spinal implant	12,887	23%	13,880	26%
Other revenue	117	0%	149	0%
Total revenue	$55,263	100%	$53,337	100%

Research and Development

Research and development costs, which are principally related to internal costs for the development of new products, are expensed as incurred.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2021 and 2020, as shares issuable upon the exercise of stock options and warrants and settlement of restricted stock units were anti-dilutive as a result of the net losses incurred for those periods. Diluted net loss per share is not reported as the effects of including 13,282,882 and 5,115,868 outstanding stock options, warrants and restricted stock units for the years ended December 31, 2021 and 2020, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2021 and 2020, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

(2) Receivables

Concurrent with the adoption of ASU 2016-13, the Company’s allowance for doubtful accounts was expanded to include provision for current expected credit loss (“CECL”). The Company’s provision for CECL is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020

Balance at January 1	$653	$547
Provision for current expected credit losses	45	307
Write-offs against allowance	(146)	(201)
	$552	$653

(3) Inventories

Inventories consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$5,613	$3,757
Work in process	571	1,733
Finished goods	11,761	15,918
	$17,945	$21,408

(4) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31, 2021	December 31, 2020
Equipment	$5,541	$4,807
Computer equipment	828	649
Computer software	490	570
Furniture and fixtures	94	133
Leasehold improvements	3,994	3,987
Other	10	10
Surgical instruments	11,424	11,291
Total cost	22,381	21,447
Less: accumulated depreciation	(17,169)	(17,100)
	$5,212	$4,347

Depreciation expense related to property and equipment, including property under capital lease, for the years ended December 31, 2021 and 2020 was $1.3 million and $2.0 million, respectively.

(5) Goodwill and Intangible Assets

The results of the Company’s annual goodwill impairment tests for the years ended December 31, 2021 and 2020 indicated that no goodwill impairment existed as of the test date.

The following table sets forth information regarding intangible assets (in thousands):

	December 31, 2021	December 31, 2020
Patents	$847	$847
Accumulated amortization	(447)	(390)
Net carrying value	$400	$457

Amortization expense was $0.1 million for both of the years ended December 31, 2021 and 2020. The following is a summary of estimated future amortization expense for intangible assets as of December 31, 2021 (in thousands):

2022	$54
2023	53
2024	52
2025	52
2026	49
Thereafter	140
Total	$400

(6) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Wages/commissions payable	$3,184	$4,057
Other accrued liabilities	1,165	1,405
Accrued liabilities	$4,349	$5,462

(7) Debt

Long-term debt consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Amounts due under the Term Facility	$12,000	$—
Accrued end-of-term payments	83	—
Amounts due under the Second A&R Credit Agreement	—	15,556
Premium related to Second Amendment	—	1,241
Less: unamortized debt issuance costs	(296)	—
Less: current maturities	—	(16,797)
Long-term debt, less issuance costs	$11,787	$—

Current Credit Facilities

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

The Term Credit Agreement provides for a secured term loan facility (the “Term Facility”) in an aggregate principal amount of $12.0 million (the “Term Loan Commitment”), which was funded to the Borrowers on the Closing Date, and an additional $5.0 million tranche available solely at the discretion of the Agent and the lenders, for the purposes agreed to between the Company, the Borrowers and the lenders in advance of the making of loans under such additional tranche. The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $8,000,000 (such amount, the “Revolving Loan Commitment”) at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. As of December 31, 2021, the Company had $3.2 million available under the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

The Facilities have a maturity date of May 1, 2026. The proceeds of the Term Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Second A&R Credit Agreement. The proceeds of the Revolving Facility were used to pay transaction fees in connection with the Facilities, to pay in full all outstanding indebtedness and accrued interest under the Second A&R Credit Agreement, and for working capital and general corporate purposes. As a result of the refinancing, we recorded a gain on extinguishment totaling $0.8 million. The gain represents the difference between the carrying value of our outstanding loans under the Second A&R Credit Agreement prior to the extinguishment and $15.6 million, the reacquisition price. Because of the related party affiliation between the Company and ROS, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our consolidated statements of operations as a gain on extinguishment.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the LIBOR rate, as such term is defined in the Credit Agreements, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a LIBOR floor of 1.00%. The Company is also required to make a final payment in an amount equal to 3.75% of the principal amount borrowed under the Term Facility. The final payment is being accreted to interest expense over the term of the Term Facility using the effective interest method. The effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 9.87% as of December 31, 2021. In addition to paying interest on the outstanding loans under the Facilities, the Borrowers are also required to pay an unused line fee equal to 0.50% per annum in respect of unutilized commitments under the Revolving Facility, a fee for failure to maintain a minimum balance under the Revolving Facility, a collateral management fee under the Revolving Facility equal to 0.50% of the amount outstanding under the Revolving Facility, an origination fee equal to 0.50% of the Revolving Loan Commitment and 0.50% of the Term Loan Commitment, and if activated, of any additional term loan tranche, and certain other customary fees related to the Agent’s administration of the Facilities.

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

On March 7, 2022, the Credit Agreements were amended to, among other things, (i) provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the Credit Agreements) is in excess of $14 million and there is not otherwise an event of default under the Credit Agreements, commencing with the next delivery of the compliance certificate required under the Credit Agreements, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the exit fees were increased by 25 basis points.

Prior Credit Facilities

Under the Second A&R Credit Agreement, we could make requests for term loans from ROS and Royalty Opportunities in their sole discretion in amounts equal to the remaining commitment for additional delayed draw loans, which was approximately $2.2 million as of the date of the Second A&R Credit Agreement, and could request additional term loans with ROS and Royalty Opportunities in their sole discretion in an aggregate amount of up to $10.0 million. No interest was scheduled to accrue on the Second A&R Credit Agreement through March 31, 2020.

On May 6, 2020, we entered into a First Amendment to the Second A&R Credit Agreement (the “First Amendment”) with ROS and Royalty Opportunities which, among other things, provided that:

●	No interest would accrue on the Loans from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date of the Second A&R Credit Agreement, interest payable in cash would accrue on the Loans under the Second A&R Credit Agreement at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second A&R Credit Agreement) and (y) 2.3125%;

●	The maturity date of the Loans was December 31, 2021.

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

On October 1, 2020, we entered into a Second Amendment to the Second A&R Credit Agreement (the “Second Amendment”) with ROS and Royalty Opportunities, which among other things, provided for:

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

As a result of the debt restructuring, as previously described, we recorded a gain on restructuring totaling $15.1 million during the year ended December 31, 2020. The gain represents the excess of the carrying value of our outstanding loans under the Second A&R Credit Agreement prior to the extinguishment of such debt in the debt restructuring transaction, $80.3 million, over the sum of the fair value of the 57.8 million shares issued therewith, $48.2 million based on the closing price of our common stock on October 1, 2020, and $17.1 million of undiscounted future cash payments associated with the Second Amendment. Because of the related party affiliation between the Company and ROS and Royalty Opportunities, this debt extinguishment resulted in an increase in additional paid-in capital rather than flowing through our consolidated statements of operations as a gain on extinguishment.

The carrying value of loans outstanding under the Second A&R Credit Agreement was equal to the undiscounted future cash payments associated with the Second Amendment and principal associated with loans thereunder. Cash interest payments in connection with the Second A&R Credit Agreement reduced the carrying value of associated loans; and accordingly, no interest expense related to cash interest payments was recorded for the remaining duration of the Second A&R Credit Agreement.

(8) Equity

Charter Amendments

On August 7, 2020, the Company’s stockholders, upon recommendation of the Board, approved an amendment to the Company’s Charter to increase the number of authorized shares of common stock from 75 million to 300 million. This Charter amendment was effective upon the filing of a Certificate of Amendment with the Office of the Secretary of State of the State of Delaware on October 1, 2020.

Debt Restructuring

On October 1, 2020, we issued 58.7 million shares of our common stock in connection with our debt restructuring. See Note (7) Debt.

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

The Investor Warrant, described in more detail in Note (10), Warrants, has an exercise price of $2.25 per share, subject to customary anti-dilution, but not price protection, adjustments, is immediately exercisable and expires on the five-year anniversary of the date of issuance.

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

(9) Stock-Based Compensation

Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan

On August 1, 2018, our stockholders approved the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan at the 2018 annual meeting of stockholders of Xtant and on October 30, 2019 at our 2019 annual meeting of stockholders, our stockholders approved an amendment to increase the number of shares of common stock available thereunder by 1,500,000 shares. On October 27, 2020, at our 2020 annual meeting of stockholders, our stockholders approved an amendment to further increase the number of shares of our common stock available for issuance under the 2018 Plan by an additional 5,550,308 shares (as amended, the “2018 Plan”). The 2018 Plan became effective immediately upon initial approval of the plan by our stockholders on August 1, 2018 and will expire on July 31, 2028, unless terminated earlier. The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan (the “Prior Plan”) with respect to future grants of equity awards, although the Prior Plan continues to govern equity awards granted under the Prior Plan. The 2018 Plan permits the Board, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board may select 2018 Plan participants and determine the nature and amount of awards to be granted. Subject to adjustment as provided in the 2018 Plan, the number of shares of our common stock available for issuance under the 2018 Plan is 8,358,055 shares, of which 1,246,080 shares remained available for grant as of December 31, 2021. Under the 2018 Plan, shares of our common stock related to awards granted under the plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of the shares become available again for grant under the plan.

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

Stock option activity, including options granted under the 2018 Plan and the Prior Plan was as follows:

	2021			2020
			Weighted			Weighted
		Weighted	Average Fair		Weighted	Average Fair
		Average Exercise	Value at Grant		Average Exercise	Value at Grant
	Shares	Price	Date	Shares	Price	Date
Outstanding at January 1	2,190,892	$2.25	$1.65	602,966	$6.07	$3.99
Granted	1,012,083	1.27	1.07	1,708,743	1.24	1.01
Cancelled or expired	(1,309)	345.82	170.89	(120,817)	6.95	4.31
Outstanding at December 31	3,201,666	$1.80	$1.40	2,190,892	$2.25	$1.65
Exercisable at December 31	649,042	$3.36	$2.37	122,739	$14.74	$8.95

The estimated fair value of stock options granted is determined using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Year Ended
	December 31,
	2021	2020
Risk free interest rate	0.97%	0.54%
Dividend yield	0%	0%
Expected term	6.3 years	6.3 years
Expected volatility	113%	105%

Restricted stock unit activity for awards granted under the 2018 Plan was as follows:

	2021		2020
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,503,698	$1.54	499,914	$2.87
Granted	1,249,002	$1.27	2,148,662	$1.29
Vested	(782,596)	$1.72	(144,878)	$2.52
Outstanding at December 31	2,970,104	$1.39	2,503,698	$1.54

Total stock-based compensation expense recognized for employees and directors was $2.2 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively, and was recognized as general and administrative expense. As of December 31, 2021, total compensation expense related to unvested employee stock options not yet recognized was $2.7 million, which is expected to be allocated to expenses over a weighted-average period of 3.1 years. Total compensation expense related to unvested restricted stock units not yet recognized was $3.4 million as of December 31, 2021, which is expected to be allocated to expenses over a weighted-average period of 2.8 years.

(10) Warrants

2021 Warrants

As noted in Note 8, “Equity,” on February 22, 2021, the Company issued the Investor Warrants and Placement Agent Warrants. The Investor and Placement Agent Warrants meet all the requirements to be classified as equity awards in accordance with Accounting Standards Codification (“ASC”) No. 815-40. The number of shares of Company common stock issuable upon exercise of the Investor Warrants and Placement Agent Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions. In addition, the Investor Warrants include a buy-out right whereby the holders of such warrants may put the warrants back to the Company or its successor in the event of a purchase, tender or exchange offer accepted by 50% or more of the Company’s holders of common stock and not approved by the Company’s board of directors. The buy-out amount is equal to the Black-Scholes value of the warrants on the date the triggering transaction is consummated based on certain inputs as defined in the Investor Warrant agreement. The consideration to be paid if the buy-out provision is triggered shall be in the same type or form of consideration that is being offered and paid to the holders of Company common stock in connection with the triggering transaction.

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

The following table summarizes our warrant activities for the years ended December 31, 2021 and 2020:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2020	2,908,874	$4.16
Issued	2,400,000	0.01
Exercised	(4,800,000)	0.01
Expired	(87,596)	85.92
Outstanding as of December 31, 2020	421,278	$10.80
Issued	7,111,112	2.29
Expired	(421,278)	10.80
Outstanding at December 31, 2021	7,111,112	$2.29

(11) Commitments and Contingencies

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

As of December 31, 2021, the weighted-average remaining lease term was 3 years. Lease expense related to operating leases was $0.6 million for both of the years ended December 31, 2021 and 2020. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of December 31, 2021, the Company estimates the weighted-average discount rate for its operating leases to be 5.2% to present value based on the incremental borrowing rate.

Future minimum payments as of December 31, 2021 under these long-term operating leases are as follows (in thousands):

2022	$521
2023	489
2024	224
2025	180
Total future minimum lease payments	1,414
Less amount representing interest	(110)
Present value of obligations under operating leases	1,304
Less current portion	(462)
Long-term operating lease obligations	$842

Litigation

In November 2020, we received a letter from a third party’s legal counsel alleging that some of our hardware products allegedly infringe an expired patent and offering to discuss settlement terms. Without admitting any liability, in July 2021, we entered into a confidential settlement agreement and release that included, among other things, a full release of all asserted patent claims from the third party and otherwise settled the dispute in exchange for a one-time lump sum payment of $550,000, which was recorded as a special charge in general and administrative expense.

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

The components of income (loss) before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(4,849)	$(6,727)

Total	$(4,849)	$(6,727)

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$(51)	$51
State	51	245
Total current	—	296

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—

Total provision for income taxes	$—	$296

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 21% to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Statutory Federal tax rate	$(1,018)	$(1,413)
Valuation allowance	315	(10,968)
State income taxes, net of Federal benefit	(110)	619
Attribute reduction related to Sec. 382	—	8,607
Change in state income tax rate	(33)	(61)
Gain on extinguishment of debt	165	3,488
Stock compensation adjustment and other reconciling items	557	14
Nondeductible executive compensation	124	—
Nondeductible meals and entertainment expense	—	10

Total provision for income taxes	$—	$296

Deferred tax components are as follows (in thousands):

	At December 31,
	2021	2020
Deferred tax assets:
Accrued liability for vacation	$130	$123
Accrued commissions and bonuses / compensation	284	565
Accrued contingencies	52	42
Amortization	27	32
Bad debt reserve	148	174
Charitable contributions carryforward	15	—
Lease liability	350	459
Interest expense	1,968	2,342
Inventory reserve	2,777	2,975
Net operating loss carryovers	13,164	12,114
Stock option compensation	783	653
Other	113	109
Total deferred tax assets	19,811	19,588

Deferred tax liabilities:
Right of use asset	(338)	(450)
Prepaids	(83)	(73)
Depreciation	(111)	(100)
Total deferred tax liabilities	(532)	(623)

Valuation allowance	(19,279)	(18,965)

Net deferred tax assets	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets. The valuation allowance increased by $0.3 million in 2021 and decreased by $11.0 million in 2020.

At December 31, 2021 and 2020, the Company had total domestic Federal and state net operating loss carryovers of approximately $101.8 million and $97.0 million, respectively. Federal net operating losses generated prior to 2018 and State net operating loss carryovers expire at various dates between 2024 and 2040. Federal net operating losses generated after 2017 have an indefinite carryforward and are only available to offset 80% of taxable income beginning in 2021.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provided for an increased interest deduction for tax years 2019 and 2020, as well as the deferral of the employer portion of social security taxes.

The Company has completed a study to assess whether an ownership change, as defined by Section 382 of the Internal Revenue Code, had occurred from the Company’s formation through December 31, 2019. Based upon this study, the Company determined that an ownership change occurred during 2018. Accordingly, the Company reduced its deferred tax assets related to the federal net operating loss carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The 2018 through 2020 tax years remain open to examination by the Internal Revenue Service and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any material interest or penalties related to income taxes for the years ended December 31, 2021 and 2020.

(13) Employee Benefit Plans

We have a 401(k) plan for our employees. The 401(k) plan is a defined contribution plan covering substantially all of our employees. Employees are eligible to participate in the plan on the first day of any month after starting employment. Employees are allowed to contribute a percentage of their wages to the 401(k) plan, subject to statutorily prescribed limits and are subject to a discretionary employer match of 100% of their wage deferrals not in excess of 4% of their wages. The 401(k) plan matching contributions by the Company were temporarily suspended at the onset of the COVID-19 pandemic, but future plan matching contributions were subsequently restored effective July 1, 2020. The Company contributed $0.3 million and $0.2 million as part of the employer match program for the years ended December 31, 2021 and 2020, respectively.

(14) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Cash paid during the period for:
Interest	$846	$13
Non-cash activities:
Gain on extinguishment of Second A&R Credit Agreement	$785	$—
Extinguishment of Second A&R Credit Agreement financed by line of credit	$3,755	$—
Prepaid debt issuance costs	$75	$—
Fixed assets acquired under finance lease	$163	$—
Warrants issued in connection with the Private Placement to placement agents	$351	$—
ASU 2016-13 cumulative effect adjustment	$—	$47
Recognition of 2020 Warrants	$—	$1,862
Partial extinguishment of Second Amended and Restated Credit Agreement (including debt issuance costs)	$—	$63,233

(15) Related Party Transactions

Royalty Opportunities, which owns approximately 20% of the Company’s outstanding common stock, was the sole holder of our outstanding long-term debt and a party to the Second A&R Credit Agreement, which was terminated in connection with our debt refinancing described under Note 8, “Debt”. In addition, as described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies,” we are party to an Investor Rights Agreement and Registration Rights Agreement with Royalty Opportunities and ROS. Transactions between the Company and Royalty Opportunities and ROS are conducted under the provisions of the Second A&R Credit Agreement, the Prior Credit Agreement, the Investor Rights Agreement, and the Registration Rights Agreement, as noted above.

The Company was party to a Sublease Agreement wherein the Company leased from Cardialen, Inc., a portion of Cardialen’s office space on a month-to-month. The rent was approximately $1,000 per month. The agreement was terminated effective September 30, 2021. Because Jeffrey Peters is both a member of our Board of Directors and the Chief Executive Officer, President, and a director of Cardialen, this transaction qualified as a related party transaction.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 99% and 98% of revenue was in the United States for the years ended December 31, 2021 and 2020, respectively. Total revenue by major geographic area is as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$54,570	$52,147
Rest of World	693	1,190
Total	$55,263	$53,337

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 7, 2022, Xtant Medical Holdings, Inc., as guarantor, and its subsidiaries, Bacterin International, Inc., Xtant Medical, Inc. and X-spine Systems, Inc., as borrowers (collectively, the “Borrowers”), entered into a (i) Amendment No. 1 (the “Term Loan Amendment”) to Credit, Security and Guaranty Agreement (Term Loan) (the “Term Credit Agreement”) with MidCap Financial Trust, in its capacity as agent (the “Agent”), and a lender and the additional lenders from time to time party thereto and (ii) Amendment No. 1 (the “Revolving Loan Amendment” and collectively, with the Term Loan Amendment, the “Amendments”) to Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”), with the Agent and the lenders from time to time party thereto.

The Amendments provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the Credit Agreements) is in excess of $14 million and there is not otherwise an event of default under the Credit Agreements, commencing with the next delivery of the compliance certificate required under the Credit Agreements, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the exit fees were increased by 25 basis points.

The foregoing description of the Amendments is only a summary of their material terms and do not purport to be complete and is qualified in their entirety by reference to the full text of the Term Loan Amendment and the Revolving Loan Amendment, which are filed as Exhibit 10.19 and 10.20, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth certain information concerning our current directors and executive officers as of February 25, 2022. No family relationships exist among our directors or executive officers. We sometimes refer to the Board of Directors of Xtant as the “Board.”

Name	Age	Position	Director/ Officer Since
Jeffrey Peters	53	Chairman of the Board and Director	2018
Sean E. Browne	56	President and Chief Executive Officer and Director	2019
John Bakewell(1)	60	Director	2018
Michael Eggenberg(2)	52	Director	2018
Robert McNamara(1)(2)	65	Director	2018
Matthew Rizzo(2)	49	Director	2018
Kevin D. Brandt	56	Chief Commercial Officer	2018
Scott C. Neils	37	Interim Chief Financial Officer	2022

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

The business experience of each director and executive officer is summarized below.

Jeffrey Peters has served as Chairman of the Board and a member of our Board since February 2018. Mr. Peters was initially elected to the Board in connection with our restructuring in February 2018. Mr. Peters has over 25 years of medical device experience. Mr. Peters is a designee of Royalty Opportunities and ROS under the Investor Rights Agreement. Since December 2017, Mr. Peters has served as the President and Chief Executive Officer of Cardialen, Inc., a private medical device company developing low-energy therapy for cardiac arrhythmias. Mr. Peters is also a Venture Partner for OrbiMed Advisors LLC, a private equity and venture capital firm, a position he has held since January 2018. Mr. Peters served as Executive Chairman of Neurovasc Technologies, Inc. an interventional neuroradiology ischemic stroke technology company, from December 2015 to May 2017, and served as Chief Executive Officer of Anulex Technologies Inc., a former privately held medical device manufacturer, from April 2011 until May 2016. From 2013 to December 2017, Mr. Peters also served as an independent medical device consultant. From 2001 to 2007, Mr. Peters served in various positions at ev3 Inc., an endovascular company now owned by Medtronic plc, and its predecessor companies, including Chief Technology Officer, Vice President, Research and Development, Cardio Peripheral Division and Vice President, Business Development. Mr. Peters’ financial roles include portfolio manager at Black River Asset Management LLC from 2007 to 2008, an entrepreneur-in-residence at Foundation Medical Partners from 2009 to 2011, and an equity research analyst at Dain Rauscher Wessels from 1997 to 2001. Mr. Peters previously served as a member of the board of directors of Children’s Minnesota from 2016 to 2019. Mr. Peters received his BS in Mechanical Engineering and MBA from the University of Minnesota. Mr. Peters brings substantial medical device experience, including having served in several executive roles with start-up and emerging medical device companies, and significant financial and operating experience to the Board.

Sean E. Browne was appointed our President and Chief Executive Officer in October 2019 and has served as a member of our Board since October 2019. Prior to this, Mr. Browne served as Chief Revenue Officer of CCS Medical, Inc., a provider of home delivery medical supplies, from September 2014 to June 2019. Prior to CCS Medical, Mr. Browne served as Chief Operating Officer of The Kini Group, an integrated cloud-based software analytics and advisory firm, from March 2013 to August 2014. From November 2007 to March 2016, Mr. Browne served as President and Chief Executive Officer and a director of Neuro Resource Group, a venture start-up medical device company that was sold to a strategic buyer. In other roles, Mr. Browne served as President, Miltex Surgical Instrument Division for Integra LifeSciences Holdings Corporation, a publicly held medical device company that acquired Miltex Holdings, Inc. Mr. Browne served as Vice President, Sales and Marketing of Esurg.com, an e-commerce company serving physician and ambulatory surgery markets. Prior to Esurg.com, Mr. Browne served as Senior Vice President, Health Systems Division of McKesson Corporation, a drug company, and prior to McKesson, served in various positions with increasing responsibility at Baxter Healthcare. Mr. Browne holds a Masters of Business Administration from the Kellogg School of Management at Northwestern University and a Bachelor of Science degree, with a major in Finance and minor in Statistics, from Boston University. We believe that Mr. Browne’s day-to-day operations experience as a result of his role as our President and Chief Executive Officer enable him to make valuable contributions to the Board of Directors. In addition, in his role as President and Chief Executive Officer, Mr. Browne provides unique insight into our business strategies, opportunities and challenges, and serves as the unifying element between the leadership and strategic direction provided by the Board of Directors and the implementation of our business strategies by management.

John Bakewell has served as a member of our Board since February 2018. Mr. Bakewell was initially elected to the Board in connection with our restructuring in February 2018. Mr. Bakewell is an independent board member and consultant to the medical technology industry. He also serves on the board of directors of Treace Medical Concepts, Inc. (TMCI) and Neuronetics, Inc. (STIM), both publicly held companies and Impulse Dynamics, N.V., a privately held medical device company. Mr. Bakewell served as the Chief Financial Officer of Exact Sciences Corporation, a molecular diagnostics company, from January 2016 to November 2016. Mr. Bakewell previously served as the Chief Financial Officer of Lantheus Holdings, Inc., a diagnostic medical imaging company, from June 2014 to December 2015, as the Chief Financial Officer of Interline Brands, Inc., a distributor and direct marketer of broad-line maintenance, repair and operations products, from June 2013 to May 2014, and as the Executive Vice President and Chief Financial Officer of RegionalCare Hospital Partners, an owner and operator of non-urban hospitals, from January 2010 to December 2011. In addition, Mr. Bakewell held the position of Chief Financial Officer with Wright Medical Group, Inc., an orthopaedic company, from 2000 to 2009, with Altra Energy Technologies, Inc. from 1998 to 2000, with Cyberonics, Inc. from 1993 to 1998 and with Zeos International, Ltd. from 1990 to 1993. Mr. Bakewell began his career in the public accounting profession, serving seven years, collectively, with Ernst & Young and KPMG Peat Marwick. Mr. Bakewell previously served on the board of directors of Entellus Medical, Inc., a public ENT-focused medical device company, until its acquisition by Stryker Corp.; ev3 Inc., a public endovascular medical device company, until its acquisition by Covidien plc; Keystone Dental, Inc., a private dental implant medical device company; and Corindus Vascular Robotics, Inc., a public cardiovascular robotics medical technology company and now a Siemens Healthineers company. Mr. Bakewell holds a Bachelor of Arts in Accounting from the University of Northern Iowa and is a certified public accountant (current status inactive). Mr. Bakewell’s extensive financial and managerial experience as a senior executive of several publicly traded medical technology companies, as well as his experience serving on the board of directors of other companies contributes valuable experience to our Board.

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

Robert McNamara has served as a member of our Board since February 2018. He has over 25 years experience in the medical device industry. Mr. McNamara was initially elected to the Board in connection with our restructuring in February 2018. He also serves as Audit Committee Chairman of Axonics, Inc. (AXNX) and as a board member of Alpha Teknova, Inc. (TKNO). From January 2013 to July 2016, Mr. McNamara served as Executive Vice President and from April 2012 to July 2016 as the Chief Financial Officer for LDR Holding Corporation, a publicly held medical device (spinal implants) company acquired by Zimmer Biomet Holdings, Inc. In addition, Mr. McNamara has previously served as the Senior Vice President and Chief Financial Officer for publicly traded medical device companies including Accuray Inc., a stereotactic radiation company focused on treating cancer using AI robotics, Somnus Medical Technologies Inc., a RF energy company focused on treating upper airway breathing disorders, and Target Therapeutics, Inc., a minimally invasive catheter and device company treating vascular diseases of the brain. Mr. McNamara has been a member of the board of directors of Northstar Neurosciences Inc. and is the former Mayor of Menlo Park, California. Mr. McNamara began his career in public accounting and is a certified public accountant (current status inactive). Mr. McNamara holds a Bachelor of Science in Accounting from the University of San Francisco and a Masters of Business Administration in Finance from The Wharton School at the University of Pennsylvania. Mr. McNamara brings valuable finance and accounting experience in the medical device industry to the Board.

Matthew Rizzo has served as a member of our Board since February 2018. Mr. Rizzo was initially elected to the Board in connection with our restructuring in February 2018. Mr. Rizzo is a designee of Royalty Opportunities and ROS under the Investor Rights Agreement. Since December 2021, Mr. Rizzo has served as a General Partner with OrbiMed Advisors LLC, a private equity and venture capital firm, and is focused on healthcare royalty and structured finance investments. From April 2010 to December 2021, Mr. Rizzo served as a Partner with OrbiMed Advisors LLC. From 2009 to 2010, Mr. Rizzo was a Senior Director in Business Development at Ikaria, a biotherapeutics company. From 2006 to 2009, Mr. Rizzo was Vice President at Fortress Investment Group LLC, a global investment manager, focused on healthcare investments in the Drawbridge Special Opportunities Funds. From 2001 to 2006, Mr. Rizzo was at GlaxoSmithKline, where he worked in business and commercial analysis. Mr. Rizzo received his MBA from Duke University and his BS from University at Buffalo. Mr. Rizzo brings valuable experience in the life science industry and finance experience to the Board.

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

Scott C. Neils, was appointed our Interim Chief Financial Officer January 3, 2022. From August 2019 until January 2022, Mr. Neils served as our Controller. Mr. Neils’ has 15 years of experience focused on public accounting and corporate finance. In this role, Mr. Neils gained extensive experience managing our finance and accounting functions. Prior to joining Xtant, Mr. Neils served as Audit Senior Manager at Baker Tilly US, LLP (formerly Baker Tilly Virchow Krause, LLP), an advisory, tax and assurance firm, from November 2015 to August 2019. Prior to that position, Mr. Neils was at Grant Thornton LLP, an accounting and advisory organization, from September 2007 to November 2015, most recently as Audit Manager. Mr. Neils is a Certified Public Accountant. He holds a Bachelor of Science in Business in Accounting and a Master of Accountancy from the Carlson School of Management at the University of Minnesota.

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

Investor Rights Agreement

We are party to an Investor Rights Agreement with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC. Under the Investor Rights Agreement, Royalty Opportunities and ROS are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If Royalty Opportunities and ROS are unable to maintain the Ownership Threshold, as defined in the Investor Rights Agreement, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests. For so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by Royalty Opportunities and ROS to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of our Board of Directors; and (ix) make, loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. As long as the Ownership Threshold is met, we may not increase the size of our Board or Directors beyond seven directors without the approval of a majority of the directors nominated by Royalty Opportunities and ROS.

The Investor Rights Agreement grants Royalty Opportunities and ROS the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell. The Investor Rights Agreement may be terminated (a) upon the mutual written agreement of all the parties, (b) upon our written notice or the written notice of ROS or Royalty Opportunities if the ownership percentage of our then outstanding common stock of ROS and Royalty Opportunities is less than 10%, or (c) upon written notice of ROS and Royalty Opportunities.

Director Independence

The Board has affirmatively determined that John Bakewell and Robert McNamara are “independent directors,” as defined under the independence standards of the NYSE American.

Board Leadership Structure

Under the terms of the Investor Rights Agreement, Royalty Opportunities and ROS have the right to designate the Chairman of the Board and have so designated Jeffrey Peters. Accordingly, Mr. Peters serves as Chairman of the Board. Sean E. Browne serves as our President and Chief Executive Officer. We believe this leadership structure is in the best interests of the Company and our stockholders and strikes the appropriate balance between the Chief Executive Officer’s responsibility for the strategic direction, day-to day-leadership, and performance of the Company and the Chairman of the Board’s responsibility to guide the overall strategic direction of the Company, provide oversight of our corporate governance and guidance to our Chief Executive Officer, and to set the agenda for and preside over Board meetings. We recognize that different leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe that we are currently well-served by this leadership structure.

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

The table below summarizes the current membership of each of our two standing board committees as of February 25, 2022. We also currently have a Strategic Transactions Committee on which Mr. McNamara is Chair and Messrs. Eggenberg and Rizzo serve as members.

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

The Audit Committee currently consists of Mr. Bakewell (Chair) and Mr. McNamara. The Audit Committee met five times during fiscal 2021. Under the NYSE American listing standards, all Audit Committee members must be independent directors and meet heightened independence requirements under the federal securities laws. In addition, all Audit Committee members must be financially literate, and at least one member must be financially sophisticated. Further, under SEC rules, the Board must determine whether at least one member of the Audit Committee is an “audit committee financial expert,” as defined by the SEC’s rules. The Board has determined that both Mr. Bakewell and Mr. McNamara are independent, financially literate, and sophisticated and qualify as “audit committee financial experts” in accordance with the applicable rules and regulations of the SEC.

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

The Compensation Committee consists of Mr. McNamara (Chair), Mr. Eggenberg and Mr. Rizzo. The Compensation Committee met six times during fiscal 2021.

Director Nomination Process

Since we are not required under the NYSE rules to maintain a nominating committee and we do not have a nominating committee, the Board oversees our director nomination process. In identifying and evaluating candidates for membership on the Board, the Board may take into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity (including, but not limited to, gender, race, ethnicity, age, experience, and skills), and the extent to which the candidate would fill a present need on the Board. We do not have a formal diversity policy for directors. The Board identifies director candidates based on input provided by a number of sources, including Board members, stockholders, management, and third parties. The Board does not distinguish between nominees recommended by our stockholders and those recommended by other parties. Any stockholder recommendation must be sent to our Corporate Secretary at Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, Montana 59714, and must include certain information concerning the nominee as specified in the Company’s Second Amended and Restated Bylaws. During the fourth quarter of 2021, we made no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The table below provides summary information concerning all compensation awarded to, earned by, or paid to the individuals that served as a principal executive officer of the Company during the year ended December 31, 2021, and the two most highly compensated executives for the year ended December 31, 2021.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total
Sean E. Browne	2021	$590,228	$—	$—	$—	$201,900	$39,362	$831,490
President and Chief	2020	603,692	—	1,850,762	1,508,484	510,000	76,116	4,549,054
Executive Officer
Greg Jensen)(7)	2021	393,846	—	198,438	206,543	100,200	55,883	954,910
Former Vice President,	2020	402,462	—	107,557	108,469	170,000	72,616	861,104
Finance and Chief Financial Officer
Kevin D. Brandt	2021	408,615	—	205,878	214,288	85,243	9,992	924,016
Chief Commercial Officer	2020	417,554	—	107,557	108,469	176,375	11,400	821,355

(1)	All salaries for 2020 reflect a 20% temporary reduction during second quarter of 2020 as part of our cost-savings measures in response to the COVID-19 pandemic. Additional detail on these measures and their impact on executive compensation is below under “Impact of COVID-19 Pandemic.”

(2)	We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2021. Annual cash incentive bonus payouts based on performance against pre-established performance goals are reported in the “Non-equity incentive plan compensation” column.

(3)	Amounts reported represent the aggregate grant date fair value for restricted stock unit (“RSU”) awards computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the per share closing sale price of our common stock on the grant date for 2021 and 2020.

(4)	Amounts reported represent the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant Date	Grant Date Fair Value Per Share	Risk Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
08/15/2021	$1.27	0.97%	6.25 years	112.66%	—
11/15/2020	1.03	0.56%	6.25 years	105.28%	—
08/15/2020	0.90	0.43%	6.25 years	101.99%	—

(5)	Amounts reported represent payouts under our annual bonus plan and for each year reflect the amounts earned for that year but paid during the following year.

(6)	The table below provides information concerning amounts reported in the “All Other Compensation” column of the Summary Compensation Table for 2021 with respect to each named executive officer. Additional detail on these amounts is provided in the table below.

Name	401(k) Match	Commuting Expenses	Total
Sean E. Browne	$11,600	$27,762	$39,362
Greg Jensen	11,600	44,283	55,883
Kevin D. Brandt	9,992	—	9,992

(8)	Mr. Jensen’s status as Vice President, Finance and Chief Financial Officer terminated effective January 3, 2022. From August 2019 to January 2022, Mr. Jensen served as our Vice President, Finance and Chief Financial Officer. From February 2019 to August 2019, Mr. Jensen served as our Vice President, Finance and Interim Chief Financial Officer, and from March 18, 2019 until the appointment of Mr. Browne as President and Chief Executive Officer on October 7, 2019, Mr. Jensen served in the capacity as our principal executive officer.

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

We were a party to an employment agreement with Mr. Jensen, our former Vice President, Finance and Chief Financial Officer. This agreement provided for an annual base salary $400,000 and a target annual bonus opportunity equal to 50% of his annual base salary. This agreement also contained standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control benefits, which are described under “—Potential Payments upon Termination or Change in Control.” In connection with Mr. Jensen’s departure on January 3, 2022, the Company and Mr. Jensen entered into a standard and customary resignation agreement and release pursuant to which the Company agreed to provide Mr. Jensen certain severance benefits, as provided in his employment agreement effective as of August 8, 2019 with the Company, conditioned upon his execution and non-revocation of a release of claims against the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised option awards and unvested stock awards held by each of our named executive officers that remained outstanding at our fiscal year-end, December 31, 2021. All of the outstanding equity awards described below were granted under the 2018 Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date(1)	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested(2)
Sean E. Browne	131,618	197,426	(3)	$2.70	10/15/2029	197,426	(4)	$110,559
	367,215	1,101,644	(5)	1.26	11/15/2030	1,101,644	(6)	616,921
Greg Jensen	19,530	19,533	(7)	2.76	08/15/2029	16,950	(8)	9,492
	29,985	89,957	(9)	1.13	08/15/2030	71,387	(10)	39,977
	—	192,308	(11)	1.27	08/15/2031	156,250	(12)	87,500
Kevin D. Brandt	23,077	7,693	(13)	6.20	08/15/2028	—		—
	20,263	20,264	(7)	2.76	08/15/2029	17,585	(8)	9,848
	29,985	89,957	(9)	1.13	08/15/2030	71,387	(10)	39,977
	—	199,519	(11)	1.27	08/15/2031	162,109	(12)	90,781

(1)	All options awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with the Company terminates. All of Mr. Jensen’s options that were unvested as of his termination date were cancelled and his options that were vested as of his termination date will expire on April 4, 2022.

(2)	Based on the closing price of our common stock on December 31, 2021 ($0.56), as reported by the NYSE American.

(3)	This stock option vests in nearly equal installments annually over a five-year period beginning on October 15, 2020. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(4)	This RSU award vests in nearly equal installments annually over a five-year period beginning on October 15, 2020. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(5)	This stock option vests in nearly equal installments annually over a four-year period beginning on October 15, 2021. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(6)	This RSU award vests in nearly equal installments annually over a four-year period beginning on October 15, 2021. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(7)	This stock option vests in nearly equal installments annually over a four-year period beginning on August 15, 2020. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(8)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2020. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(9)	This stock option vests with respect to 25% of the shares on August 15, 2021 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(10)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2021. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(11)	This stock option vests with respect to 25% of the shares on August 15, 2022 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(12)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2022. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(13)	This stock option vests in equal installments annually over a four-year period beginning on August 15, 2019. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Brandt dies.

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

The 2018 Plan permits the Board, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock authorized for issuance under the 2018 Plan is 8,358,055 shares. To date, the Company has granted stock options, restricted stock and RSUs under the 2018 Plan. As of December 31, 2021, 1,246,080 shares of Xtant common stock remained available for issuance under the 2018 Plan.

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

In connection with Mr. Jensen’s departure on January 3, 2022, the Company and Mr. Jensen entered into a standard and customary resignation agreement and release pursuant to which the Company agreed to provide Mr. Jensen certain severance benefits, as provided in his employment agreement effective as of August 8, 2019 with the Company conditioned upon his execution and non-revocation of a release of claims against the Company.

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

Director Compensation

Director Compensation Program

Our director cash compensation consists of an annual cash retainer paid to each non-employee director and an additional annual cash retainer paid to the Chairman of the Board, the Audit Committee Chair, and the Compensation Committee Chair and annual RSU equity grants.

The table below sets forth the annual cash retainers for 2021:

Description	Annual Cash Retainer
Non-Employee Director	$50,000
Chairman of the Board Premium	32,500
Audit Committee Chair Premium	32,500
Compensation Committee Chair Premium	32,500

In addition, during a portion of 2021, we maintained a Strategic Transactions Committee on which Mr. McNamara served as Chair and received a pro rata portion of an annual cash retainer of $25,000.

In 2021, we revised our non-employee director compensation program to provide for annual RSU equity grants, and accordingly, on August 15, 2021, each of our non-employee directors received an RSU award valued at $165,000 for 85,337 shares of our common stock. All of these RSU awards will vest on the one-year anniversary of the date of grant, August 15, 2022.

Director Compensation Table for Fiscal 2021

The table below describes the compensation earned by our directors during fiscal 2021, other than Sean E. Browne, our President and Chief Executive Officer. Mr. Browne is not compensated separately for his service as a director, and his compensation is discussed under “Executive Compensation.”

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	All Other Compensation	Total
John Bakewell	$82,500	$108,378	$—	$—	$190,878
Michael Eggenberg	50,000	108,378	—	—	158,378
Robert McNamara	95,000	108,378	—	—	203,378
Jeffrey Peters	82,500	108,378	—	—	190,878
Matthew Rizzo	50,000	108,378	—	—	158,378

(1)	The amount reported in the “Stock Awards” column represents the aggregate grant date fair value for the RSU awards granted to our non-employee directors in 2021. The grant date fair value for the RSU awards was determined based on the closing sale price of our common stock on the grant date.

(2)	As of December 31, 2021, each non-employee director held the following number of unvested stock awards (all of which are in the form of RSU awards): Mr. Bakewell (143,436); Mr. Eggenberg (120,549); Mr. McNamara (143,436); Mr. Peters (143,146); and Mr. Rizzo (120,549).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Significant Beneficial Owners

The table below sets forth information as to beneficial owners that have reported to the SEC or have otherwise advised us that they are a beneficial owner, as defined by the SEC’s rules and regulations, of more than 5% of our outstanding common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Common Stock	OrbiMed Advisors LLC(2) 601 Lexington Avenue, 54th Floor New York, NY 10022	72,943,918		83.5%
Common Stock	Altium Capital Management, LP(3) 152 West 57th Street, Floor 20 New York, NY 10019	12,744,209	(4)	7.2	%(4)

(1)	Percent of class is based on 87,313,701 shares of our common stock outstanding as of February 25, 2022.

(2)	Based in-part on information contained in a Schedule 13D/A filed with the SEC on February 14, 2022. Includes 55,874,240 shares of common stock held of record by ROS Acquisition Offshore LP. OrbiMed Advisors LLC, a registered adviser under the Investment Advisors Act of 1940, as amended, is the investment manager of ROS. OrbiMed is also the investment manager of Royalty Opportunities S.àr.l., of which ROS is a wholly-owned subsidiary. By virtue of such relationships, OrbiMed may be deemed to have voting and investment power with respect to the securities held by ROS noted above and as a result may be deemed to have beneficial ownership over such securities. OrbiMed exercised this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the securities held by ROS.

Also includes 17,069,678 shares of common stock held of record by OrbiMed Royalty Opportunities II, LP. OrbiMed ROF II LLC (“ROF II”) is the sole general partner of Royalty Opportunities, and OrbiMed is the sole managing member of ROF II. By virtue of such relationships, OrbiMed may be deemed to have voting and investment power with respect to the securities held by Royalty Opportunities noted above and as a result may be deemed to have beneficial ownership over such securities. OrbiMed exercised this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the securities held by Royalty Opportunities.

(3)	Based on information contained in a Schedule 13G filed with the SEC on March 8, 2021 and other information known to the Company. Altium Growth Fund, LP (the “Fund”), Altium Capital Management, LLC, and Altium Growth GP, LLC each have shared dispositive power and voting power over the shares. The Fund is the record and direct beneficial owner of the shares. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own the shares owned by the Fund. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own the shares owned by the Fund. The number of shares consists of 6,246,291 shares of our common stock and 6,497,918 shares of our common stock issuable upon exercise of a warrant (the “Investor Warrant”).

(4)	While the total number of shares of our common stock issuable upon exercise of the Investor Warrant is reflected in this table, the Fund is not permitted to exercise such Investor Warrant to the extent that such exercise would result in the Fund and its affiliates beneficially owning more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. The Fund has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us.

Security Ownership of Management

The table below sets forth information relating to the beneficial ownership of our common stock as of February 25, 2022, by:

●	each of our directors;
●	each of our named executive officers; and
●	all directors and executive officers as a group.

The number of shares beneficially owned by each person is determined in accordance with the SEC’s rules and regulations, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules and regulations, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 25, 2022, through the exercise of any stock option, warrants, or other rights or the vesting of any RSU awards. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 87,313,701 shares of our common stock outstanding as of February 25, 2022. Shares of our common stock that a person has the right to acquire within 60 days of February 25, 2022, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	John Bakewell	147,794	*
Common Stock	Sean E. Browne	837,447	1.0%
Common Stock	Michael Eggenberg	—	—
Common Stock	Robert McNamara	146,057	*
Common Stock	Jeffrey Peters	147,794	*
Common Stock	Matthew Rizzo	—	—
Common Stock	Greg Jensen	90,259	*
Common Stock	Kevin D. Brandt	138,737	*
Common Stock	All executive officers and directors as a group (8 persons)	1,428,083	1.6%

*	Less than 1% of outstanding shares of common stock.

(1)	Includes for the persons listed below the following shares subject to options and RSUs held by that person that are currently exercisable or become exercisable within 60 days of February 25, 2022:

Name	Options	RSUs
Sean E. Browne	498,833	—
Greg Jensen	49,515	—
Kevin D. Brandt	73,326	—
All directors and executive officers as a group (8 persons)	582,413	—

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,171,771	$1.80	1,246,080
Equity compensation plans not approved by security holders	—	—	—
Total	6,171,771	$1.80	1,246,080

(1)	Amount includes 3,188,355 shares of our common stock issuable upon the exercise of stock options granted under the 2018 Plan, 13,311 shares of our common stock issuable upon the exercise of stock options granted under the Prior Plan and 3,970,105 shares of our common stock issuable upon the vesting of RSU awards granted under the 2018 Plan.

(2)	Not included in the weighted-average exercise price calculation are 3,970,105 RSU awards.

(3)	Amount includes 1,246,080 shares of our common stock remaining available for future issuance under the 2018 Plan. No shares remain available for grant under the Prior Plan since such plan has been terminated with respect to future grants.

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

Related Party Transactions

Below is a description of transactions that have occurred during the past two fiscal years, or any currently proposed transactions, to which we were or are a participant and in which:

●	the amounts involved exceeded or will exceed the lesser of: $120,000 or one percent (1%) of the average of our total assets at year end for the last two completed fiscal years; and

●	a related person (including any director, director nominee, executive officer, holder of more than 5% of our common shares or any member of their immediate family) had or will have a direct or indirect material interest.

Investor Rights Agreement

We are party to an Investor Rights Agreement with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”) pursuant to which Royalty Opportunities and ROS are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If Royalty Opportunities and ROS are unable to maintain the Ownership Threshold, as defined in the Investor Rights Agreement, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests. For so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by Royalty Opportunities and ROS to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of our Board of Directors; and (ix) make loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. As long as the Ownership Threshold is met, we may not increase the size of our Board or Directors beyond seven directors without the approval of a majority of the directors nominated by Royalty Opportunities and ROS.

The Investor Rights Agreement grants Royalty Opportunities and ROS the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell. The Investor Rights Agreement may be terminated (a) upon the mutual written agreement of all the parties, (b) upon our written notice or the written notice of ROS or Royalty Opportunities if the ownership percentage of our then outstanding common stock of ROS and Royalty Opportunities is less than 10%, or (c) upon written notice of ROS and Royalty Opportunities.

Debt Restructuring

On August 7, 2020, we entered into a Restructuring and Exchange Agreement (the “Restructuring Agreement”) with Royalty Opportunities and ROS, pursuant to which the parties thereto agreed, subject to the terms and conditions set forth therein, to take certain actions as set forth therein and as described below (collectively, the “Restructuring Transactions”) in furtherance of a restructuring of our outstanding indebtedness under that certain Second A&R Credit Agreement, as defined below under “—Second Amended and Restated Credit Agreement and Warrant Issuance”. The primary purpose of the Restructuring Transactions was to improve our capital structure by reducing the amount of our indebtedness and cost to service our debt, which should make it easier for us to refinance or replace this debt in the future, as well as facilitate easier access to capital markets for investment in our growth initiatives. The Restructuring Transactions also allowed us to regain compliance with the NYSE American continued listing standards, which we achieved on October 5, 2020. The Restructuring Transactions included, among others:

●	an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to increase the number of authorized shares of our common stock from 75 million to 300 million (the “Charter Amendment”);

●	the exchange by the Company of shares of our common stock for approximately $40.8 million of the aggregate outstanding principal amount of loans outstanding held by the Royalty Opportunities and ROS under the Second A&R Credit Agreement, as well as, without duplication, approximately $21.1 million of the outstanding amount of PIK Interest (as defined in the Second A&R Credit Agreement) (such loans and PIK Interest, the “Exchanging Loans”), plus all other accrued and unpaid interest on the Exchanging Loans outstanding as of the closing date, at an exchange price of $1.07 per share, representing the average closing price of our common stock over the 10 trading days immediately prior to the parties entering into the Restructuring Agreement, and resulting in the issuance of approximately 57.8 million shares of our common stock (the “Share Issuance”);

●	the execution of an amendment to the Second A&R Credit Agreement by the parties thereto to change certain provisions therein, including extinguishing loans in an aggregate principal amount equal to the Exchanging Loans outstanding thereunder together with all accrued and unpaid interest thereon, paying a portion of the prepayment fee payable thereunder in respect of the Exchanging Loans with proceeds of additional loans under the Second A&R Credit Agreement, with the remaining portion of the prepayment fee exchanged for an additional 0.9 million shares of our common stock, reducing the amount of credit availability thereunder, decreasing the interest rate and eliminating certain financial covenants; and

●	the launch by the Company of a rights offering to allow stockholders of the Company to purchase up to an aggregate of $15 million of our common stock at the same price per share as the $1.07 per share exchange price used to exchange the Exchanging Loans into our common stock as part of the Share Issuance (the “Rights Offering”).

Immediately after the execution of the Restructuring Agreement by the parties thereto, we solicited and obtained the written consent of Royalty Opportunities and ROS, the holders of an aggregate of 9,248,678 shares of our common stock as of August 7, 2020 (the “Consenting Majority Stockholders”), representing a majority of the outstanding shares of our common stock as of such date, for the approval of the Charter Amendment and the Share Issuance, in accordance with applicable provisions of the Delaware General Corporation Law and the Company’s Second Amended and Restated Bylaws. The written consent of the Consenting Majority Stockholders was sufficient to approve the Charter Amendment and the Share Issuance. Therefore, no proxies or additional consents were solicited by us in connection with the Charter Amendment and the Share Issuance. Pursuant to Section 14(c) of the Exchange Act, and the rules and regulations promulgated thereunder, on September 10, 2020, we sent a definitive information statement to all holders of our common stock as of August 7, 2020 for the purpose of informing such stockholders of the written actions taken by the Consenting Majority Stockholders. In accordance with Exchange Act Rule 14c-2, the stockholder consent of the Consenting Majority Stockholders could not become effective until at least 20 calendar days following the mailing of the information statement.

On October 1, 2020, the closing of the Restructuring Transactions, other than the Rights Offering, occurred, and in connection therewith, the following actions took place:

●	the Charter Amendment was filed with the Office of the Secretary of State of the State of Delaware;

●	the Share Issuance occurred;

●	an amendment to the Second A&R Credit Agreement was executed by the parties thereto, and in connection therewith, the Company issued an additional 0.9 million shares of our common stock in exchange for a portion of the prepayment fee payable under the Second A&R Credit Agreement in respect of the Exchanging Loans; and

●	the Registration Rights Agreement, as described in more detail below, was executed by the parties thereto.

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

As a result of the completion of these Restructuring Transactions, Royalty Opportunities and ROS owned immediately thereafter, in the aggregate, approximately 93.9% of our outstanding common stock.

2020 Registration Rights Agreement

Effective October 1, 2020, we entered into a Registration Rights Agreement with Royalty Opportunities and ROS, which required us, among other things, to file with the SEC a shelf registration statement covering the resale, from time to time, of our common stock that was issued pursuant to the Share Issuance no later than December 30, 2020 and use our best efforts to cause the shelf registration statement to become effective under the Securities Act no later than March 30, 2021. This registration statement was filed on December 18, 2020 and was declared effective by the SEC on December 23, 2020.

Second Amended and Restated Credit Agreement and Warrant Issuance

On March 29, 2019, the Company and our subsidiaries, Bacterin International, Inc., Xtant Medical, Inc. and X-spine Systems, Inc., entered into a Second Amended and Restated Credit Agreement with Royalty Opportunities and ROS (the “Second A&R Credit Agreement”). On April 1, 2019, we issued warrants to purchase an aggregate of 1.2 million shares of our common stock to Royalty Opportunities and ROS with an exercise price of $0.01 per share and an expiration date of April 1, 2029. The issuance of these warrants occurred on April 1, 2019 and was a condition to the effectiveness of the Second A&R Credit Agreement. These warrants were exercised in full in November 2020. The Second A&R Credit Agreement, as subsequently amended, has been terminated, as described below.

First Amendment to Second A&R Credit Agreement and Warrant Issuance

On May 6, 2020, the Company and our subsidiaries, Bacterin International, Inc., Xtant Medical, Inc. and X-spine Systems, Inc., entered into a First Amendment to the Second Amended and Restated Credit Agreement with Royalty Opportunities and ROS, which among other things, provided that:

●	No interest would accrue on outstanding loans thereunder from and after March 31, 2020 until September 30, 2020;

●	Beginning October 1, 2020 through the maturity date, interest payable in cash would accrue on the loans thereunder at a rate per annum equal to the sum of (i) 10.00% plus (ii) the higher of (x) the LIBO Rate (as such term is defined in the Second A&R Credit Agreement) and (y) 2.3125%;

●	The maturity date of the loans thereunder was extended to December 31, 2021;

●	The Revenue Base (as such term is defined in the Second A&R Credit Agreement) financial covenant was revised through December 31, 2021; and

●	The key person event default provision was revised to refer specifically to Sean Browne in lieu of a former executive.

In conjunction therewith, we issued warrants to purchase an aggregate of 2.4 million shares of our common stock to Royalty Opportunities and ROS, with an exercise price of $0.01 per share and an expiration date of May 6, 2030. The issuance of these warrants was a condition to the effectiveness of this amendment. These warrants were exercised in full in November 2020.

Second Amendment to Second A&R Credit Agreement

On October 1, 2020, pursuant to the Restructuring Transactions discussed above, the Company and our subsidiaries, Bacterin International, Inc., Xtant Medical, Inc. and X-spine Systems, Inc., entered into a Second Amendment to the Second A&R Credit Agreement with Royalty Opportunities and ROS, which among other things, provided for:

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

After execution of the Second Amendment to the Second A&R Credit Agreement, Royalty Opportunities was the sole holder of our outstanding long-term debt and the sole lender under the Second A&R Credit Agreement, as amended.

On May 6, 2021, contemporaneously with the execution and delivery of the new Credit Agreements, the Second A&R Credit Agreement, as amended, was terminated in accordance with the terms thereof and all outstanding amounts were repaid by the borrowers to Royalty Opportunities in its role as sole lender thereunder.

During the year ended December 31, 2021, the largest amount of principal outstanding under this credit facility was $15.6 million, and as of December 31, 2021, the amount of principal outstanding was $0.00. The Company paid $1.2 million in interest under the credit facility and $15.6 million in principal amount during the year ended December 31, 2021.

During the year ended December 31, 2020, the largest amount of principal outstanding under this credit facility was $55.8 million. Other than principal and interest paid in Xtant common stock as part of the debt restructuring transaction described above under ““—Debt Restructuring,” the Company paid $0.3 million in interest under the credit facility and no principal amount during the year ended December 31, 2020.

Warrant Exercises

On November 17, 2020, ROS and Royalty Opportunities exercised warrants representing an aggregate of 4.8 million shares of Xtant common stock and in connection therewith the Company received aggregate proceeds of $48,000.

Termination of Second A&R Credit Agreement

On May 6, 2021, contemporaneously with the execution and delivery of the new Credit Agreements, the Second A&R Credit Agreement, as amended, was terminated in accordance with the terms thereof and all outstanding amounts were repaid by the borrowers to Royalty Opportunities in its role as sole lender thereunder.

Lock-Up Agreements

On February 24, 2021, we entered into Lock-Up Agreements with each of our directors and executive officers, pursuant to the Securities Purchase Agreement, dated as of February 22, 2021, between us and the purchasers signatory thereto. Pursuant to the Lock-Up Agreements, our directors and executive officers, among other things, agreed not to offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of (or enter into any transaction which is designated to, or might reasonably be expected to, result in the disposition (whether by actual disposition or effective economic disposition due to cash settlement or otherwise) by the undersigned or any affiliate or any person in privity), directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act with respect to any shares of our common stock, or securities convertible, exchangeable or exercisable into, our common stock beneficially owned, held or acquired by each of our executive officers or directors. The lock-up period has a 90-day duration and expired on May 25, 2021.

Sublease Agreement

We were party to a Sublease Agreement with Cardialen, Inc., under which we leased a portion of Cardialen’s office space in Brooklyn Center, Minnesota. The Sublease Agreement was amended several times to change the amount of office space and monthly rent. Under the amended Sublease Agreement, we agreed to pay rent ranging from $500 to $1,350 per month for 2020, $950 per month for 2021, $975 per month for 2022 and $1,000 per month thereafter through the expiration date of January 31, 2024. During fiscal 2021 and 2020, we paid a total of $7,600 and $11,215, respectively, to Cardialen under this lease agreement. This lease agreement has been terminated. Because Jeffrey Peters is both a member of our Board and the Chief Executive Officer, President, and a director of Cardialen, this transaction qualified as a related party transaction.

Director Independence

The Board has affirmatively determined that John Bakewell and Robert McNamara are “independent directors,” as defined under the independence standards of the NYSE American.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Plante & Moran, PLLC (“Plante Moran”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ended December 31, 2021 and 2020.

The table below presents the aggregate fees billed for professional services rendered by Plante Moran for the years ended December 31, 2021 and December 31, 2020.

	2021	2020
Audit fees	$284,317	$262,116
Audit-related fees	—	—
Tax fees	—	—
All other fees	8,000	18,500
Total fees	$292,317	$280,616

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

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $20,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Plante Moran during 2021 and 2020.

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

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Scott Neils, Interim Chief Financial Officer, Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, MT 59714, Attn: Stockholder Information.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

3.4	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2*	Form of Common Stock Certificate

4.3	Investor Rights Agreement dated February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Park West Partners International, Limited and Park West Investors Master Fund, Limited (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.4	Registration Rights Agreement (for Common Stock underlying the Indenture Notes) dated January 17, 2017 among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
4.5	Registration Rights Agreement (for Common Stock underlying the PIK Notes) dated January 17, 2017 among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

4.6	Registration Rights Agreement (for Common Stock issued upon the exchange of the Notes and pursuant to the Private Placement) dated as of February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Telemetry Securities, L.L.C., Bruce Fund, Inc., Park West Investors Master Fund, Limited, and Park West Partners International, Limited (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.7	Registration Rights Agreement dated October 1, 2020 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

4.8	Registration Rights Agreement, dated February 24, 2021, by and between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 6, 2021 (Sec File No. 333-255074) and incorporated by reference herein).

4.9	Form of Investor Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.10	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.1●	Xtant Medical Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.2●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.3●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.4●	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.5●	Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (SEC File No. 001-34951) and incorporated by reference herein)

10.6●	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.7●	Employment Agreement dated as of October 7, 2019 between Xtant Medical Holdings, Inc. and Sean E. Browne (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.8●	Employment Agreement effective as of July 9, 2018 between Xtant Medical Holdings, Inc. and Kevin D. Brandt (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.9●	Amended and Restated Employment Agreement effective as of August 8, 2019 between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.10●*	Resignation Agreement and Release effective as of January 3, 2022 between Xtant Medical Holdings, Inc. and Greg Jensen

10.11●	Offer Letter dated as of January 3, 2022 between Xtant Medical Holdings, Inc. and Scott Neils (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.12	Restructuring and Exchange Agreement dated as of January 11, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.13	Restructuring and Exchange Agreement, dated as of August 7, 2020, by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.14	Securities Purchase Agreement dated as of February 14, 2018 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.15	Securities Purchase Agreement, dated February 22, 2021, by and between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.16	Placement Agent Agreement, dated February 22, 2021, by and between Xtant Medical Holdings, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.17	Credit, Security and Guaranty Agreement (Term Loan), dated as of May 6, 2021, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.18	Credit, Security and Guaranty Agreement (Revolving Loan), dated as of May 6, 2021, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.19*	Amendment No. 1 to Credit, Security and Guaranty Agreement (Term Loan), dated as of March 7, 2022, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto

10.20*	Amendment No. 1 to Credit, Security and Guaranty Agreement (Revolving Loan), dated as of March 7, 2022, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

23.1*	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL INSTANCE DOCUMENT (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

●	Indicates a management contract or compensatory plan
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Optional disclosure, not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

March 8, 2022	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer (principal executive officer)

	By:	/s/ Scott Neils
	Name:	Scott Neils
	Title:	Interim Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2022.

Signature	Title

/s/ Sean E. Browne	President and Chief Executive Officer
Sean E. Browne	(principal executive officer)

/s/ Scott Neils	Interim Chief Financial Officer
Scott Neils	(principal financial and accounting officer)

/s/ John Bakewell	Director
John Bakewell

/s/ Michael Eggenberg	Director
Michael Eggenberg

/s/ Robert McNamara	Director
Robert McNamara

/s/ Jeffrey Peters	Director
Jeffrey Peters

/s/ Matthew Rizzo	Director
Matthew Rizzo

