Form 10-Q
period 2022-03-31
Xtant Medical Holdings, Inc.
filed 2022-05-05
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Number of shares of common stock, $0.000001 par value, of registrant outstanding at May 5, 2022: 87,313,701.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

March 31, 2022

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	the effect of the global novel strain of coronavirus (COVID-19) pandemic and current and future variants on our business, operating results and financial condition, including our revenues primarily as a result of the reduction in procedures in which our products are used and the disruption to our customers, distributors, independent sales representatives, contract manufacturers and suppliers, as well as the global economy, supply chain and financial and credit markets;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely our ability to produce product to meet demand;

●	the effect of inflation and supply chain disruptions, which could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	our ability to increase or maintain revenue or return to pre-COVID-19 revenue levels within an acceptable time period or at all and possible future impairment charges to long-lived assets and goodwill and write-downs of excess inventory if unsuccessful;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to innovate, develop, introduce and market new products and technologies;

●	our ability to remain competitive;

●	our reliance on third party suppliers and manufacturers;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our dependence on and ability to retain and recruit independent sales agents and distributors and motivate and incentive them to sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs” and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

ii

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	our ability to implement a new enterprise resource planning (“ERP”) system anticipated beginning in mid-2022;

●	our ability to successfully complete and integrate future business combinations or acquisitions;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	the availability of our facilities;

●	our ability to service our debt and comply with the covenants in our credit agreements;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 and this Form 10-Q.

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

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,848	$18,243
Restricted cash	123	144
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $570 and $552, respectively	7,545	7,154
Inventories	17,300	17,945
Prepaid and other current assets	944	844
Total current assets	42,760	44,330
Property and equipment, net	5,409	5,212
Right-of-use asset, net	1,146	1,258
Other assets	264	287
Intangible assets, net	386	400
Goodwill	3,205	3,205
Total Assets	$53,170	$54,692

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,774	$2,615
Accrued liabilities	4,345	4,349
Current portion of lease liability	471	462
Current portion of finance lease obligations	31	31
Line of credit	3,607	3,620
Total current liabilities	11,228	11,077
Long-term Liabilities:
Lease liability, net	720	842
Finance lease obligation, net	95	103
Long-term debt, plus premium and less issuance cost	11,844	11,787
Total Liabilities	23,887	23,809
Commitments and Contingencies (note 11)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 87,313,701 shares issued and outstanding as of March 31, 2022 and 87,068,980 shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	266,681	266,068
Accumulated deficit	(237,398)	(235,185)
Total Stockholders’ Equity	29,283	30,883
Total Liabilities & Stockholders’ Equity	$53,170	$54,692

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Orthopedic product sales	$12,950	$12,509
Other revenue	9	33
Total Revenue	12,959	12,542

Cost of sales	5,399	4,451
Gross Profit	7,560	8,091

Operating Expenses
General and administrative	3,969	3,027
Sales and marketing	5,209	4,855
Research and development	213	214
Total Operating Expenses	9,391	8,096

Loss from Operations	(1,831)	(5)

Other Expense
Interest expense	(359)	(1)
Total Other Expense	(359)	(1)

Net Loss from Operations Before Provision for Income Taxes	(2,190)	(6)

Provision for Income Taxes Current and Deferred	(23)	(23)
Net Loss	$(2,213)	$(29)

Net Loss Per Share:
Basic	$(0.03)	$(0.00)
Dilutive	$(0.03)	$(0.00)

Shares used in the computation:
Basic	87,191,341	81,248,875
Dilutive	87,191,341	81,248,875

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MARCH 31

	Common Stock		Additional Paid-In-	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	77,573,680	$—	$244,850	$(230,336)	$14,514

Private placement of common stock, net of issuance costs of $1,926	8,888,890	—	12,831	—	12,831
Warrants issued in connection with the private placement	—	—	5,243	—	5,243
Warrants issued in connection with the private placement to placement agents	—	—	351	—	351
Common stock issued on vesting of restricted stock units	244,716	—	—	—	—
Stock-based compensation	—	—	456	—	456
Net loss	—	—	—	(29)	(29)
Balance at March 31, 2021	86,707,286	$—	$263,731	$(230,365)	$33,366

Balance at December 31,2021	87,068,980	$—	$266,068	$(235,185)	$30,883
Common stock issued on vesting of restricted stock units	244,721	—	—	—	—
Stock-based compensation	—	—	613	—	613
Net loss	—	—	—	(2,213)	(2,213)
Balance at March 31, 2022	87,313,701	$—	$266,681	$(237,398)	$29,283

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(2,213)	$(29)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	281	375
Gain on disposal of fixed assets	(73)	(32)
Non-cash interest	58	—
Non-cash rent	—	3
Stock-based compensation	613	456
Provision for reserve on accounts receivable	191	(63)
Provision for excess and obsolete inventory	318	150

Changes in operating assets and liabilities:
Accounts receivable	(582)	(83)
Inventories	327	(383)
Prepaid and other assets	(78)	(349)
Accounts payable	159	(459)
Accrued liabilities	(5)	(893)
Net cash used in operating activities	(1,004)	(1,307)

Investing activities:
Purchases of property and equipment and intangible assets	(484)	(542)
Proceeds from sale of fixed assets	93	59
Net cash used in investing activities	(391)	(483)

Financing activities:
Payments on financing leases	(8)	(25)
Payments on long-term debt	—	(308)
Borrowings on line of credit	12,316	—
Repayments on line of credit	(12,329)	—
Proceeds from private placement, net of cash issuance costs	—	18,425
Net cash (used in) provided by financing activities	(21)	18,092

Net change in cash and cash equivalents and restricted cash	(1,416)	16,302
Cash and cash equivalents and restricted cash at beginning of period	18,387	2,341
Cash and cash equivalents and restricted cash at end of period	$16,971	$18,643

Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$16,848	$18,643
Restricted cash	123	—
	$16,971	$18,643

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

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. At the onset of and throughout various times during the COVID-19 pandemic, hospitals and other medical facilities cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been, and may continue to be, required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have experienced temporary closures or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues.

The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

Interim results are not necessarily indicative of results that may be achieved in the future for the full year ending December 31, 2022.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three months ended March 31, 2022 and 2021.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three months ended March 31, 2022 and 2021.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2022 and 2021, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 12,689,739 and 11,982,139 outstanding stock options, restricted stock units and warrants for the three months ended March 31, 2022 and 2021, respectively, are anti-dilutive.

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

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	March 31, 2022	Total Revenue	March 31, 2021	Total Revenue
Orthobiologics	$10,166	78%	$9,011	72%
Spinal implant	2,784	22%	3,498	28%
Other revenue	9	0%	33	0%
Total revenue	$ 12,959	100%	$12,542	100%

(3) Receivables

The Company’s provision for current expected credit loss is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31, 2022	March 31, 2021
Balance at January 1	$552	$653
Provision for current expected credit losses	191	(63)
Write-offs charged against allowance	(173)	(36)
Balance at March 31	$570	$554

(4) Inventories

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$5,293	$5,613
Work in process	755	571
Finished goods	11,252	11,761
Total	$17,300	$17,945

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$5,952	$5,541
Computer equipment	869	828
Computer software	490	490
Furniture and fixtures	94	94
Leasehold improvements	3,994	3,994
Surgical instruments	11,383	11,424
Other	10	10
Total cost	22,792	22,381
Less: accumulated depreciation	(17,383)	(17,169)
Property and equipment, net	$5,409	$5,212

Depreciation expense related to property and equipment, including property under finance leases, for the first three months of 2022 and 2021 was $0.3 million and $0.4 million, respectively.

(6) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	March 31, 2022	December 31, 2021
Patents	$847	$847
Accumulated amortization	(461)	(447)
Intangible assets, net	$386	$400

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash compensation/commissions payable	$3,321	$3,184
Other accrued liabilities	1,024	1,165
Accrued liabilities	$4,345	$4,349

(8) Debt

Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Amounts due under term loan	$12,000	$12,000
Accrued end-of-term payments	115	83
Less: unamortized debt issuance costs	(271)	(296)
Long-term debt, less issuance costs	$11,844	$11,787

On March 7, 2022, the Company’s term loan agreement and revolving credit agreement were amended to, among other things, (i) provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the term loan agreement and revolving credit agreement) is in excess of $14 million and there is not otherwise an event of default under the term loan agreement and revolving credit agreement, commencing March 31, 2022, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the final payment fees associated with the term loan were increased by 25 basis points.

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 9.96% as of March 31, 2022. The effective rate of the revolving credit agreement was 5.5% as of March 31, 2022. As of March 31, 2022, the Company had $3.5 million available under the revolving credit agreement.

(9) Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the three months ended March 31, 2022 and 2021:

	2022			2021
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1	3,201,666	$1.80		2,190,892	$2.25
Granted	109,164	0.65		—	—
Cancelled or expired	(301,983)	2.73		(125)	372.00
Outstanding at March 31	3,008,847	$1.66	8.5	2,190,767	$2.23	9.3
Exercisable at March 31	648,849	$2.68	7.5	122,614	$14.38	7.6

As of March 31, 2022, there was approximately $2.3 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.9 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2022 was $0.55.

Restricted stock unit activity for awards granted under the 2018 Plan was as follows for the three months ended March 31, 2022 and 2021:

	2022		2021
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,970,104	$1.39	2,503,698	$1.54
Granted	88,983	0.65	—	—
Vested	(244,721)	1.45	(244,716)	1.45
Cancelled	(244,586)	1.33	—	—
Outstanding at March 31	2,569,780	$1.36	2,258,982	$1.54

(10) Warrants

As of March 31, 2022 and December 31, 2021, there were warrants to purchase 7,111,112 shares of our common stock outstanding at a weighted average exercise price of $2.29 per share.

(11) Commitments and Contingencies

Operating Leases

We lease three office facilities as of March 31, 2022 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates between 2023 and 2025. We have the option to extend certain leases for additional five or ten-year term(s), and we have the right of first refusal on any sale. As of March 31, 2022, the weighted-average remaining lease term was 2.8 years.

Present Value of Long-term Leases

(in thousands):	March 31, 2022
Right-of-use assets, net	$1,146

Current portion of lease liability	$471
Lease liability, less current portion	720
Total lease liability	$1,191

Future minimum payments for the next five years and thereafter as of March 31, 2022 under these long-term operating leases are as follows (in thousands):

Remainder of 2022	$392
2023	489
2024	224
2025	179
Total future minimum lease payments	1,284
Less amount representing interest	(93)
Present value of obligations under operating leases	1,191
Less current portion	(471)
Long-term operating lease obligations	$720

Rent expense was $0.1 million for the three months ended March 31, 2022 and 2021. We have no contingent rent agreements.

Litigation

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time to time. These matters arise in the ordinary course and conduct of our business and may include, for example, commercial, product liability, intellectual property, and employment matters. We intend to continue to defend the Company vigorously in such matters and, when warranted, take legal action against others. Furthermore, we regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have adequately accrued an amount for contingent liabilities currently in existence. We do not accrue amounts for liabilities that we do not believe are probable or that we consider immaterial to our overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. While we do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations or cash flows, it is possible that the amount of ultimate loss may exceed our current accruals and that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2022 and 2021.

(13) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$301	$1
Non-cash activities:
Fixed assets acquired under finance lease	$—	$163
Warrants issued in connection with the Private Placement to placement agents	$—	$351

(14) Related Party Transactions

As described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, we are party to an Investor Rights Agreement, Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owns 84% of the Company’s common stock.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 98% of sales were in the United States for the three months ended March 31, 2022 and 2021. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$12,694	$12,293
Rest of world	265	249
Total revenue	$12,959	$12,542

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q.

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

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. At the onset of and throughout various times during the COVID-19 pandemic, hospitals and other medical facilities have cancelled or deferred elective procedures, diverted resources to patients suffering from infections, and limited access for non-patients, including our direct and indirect sales representatives. Because of these circumstances, surgeons and their patients have, and may continue to, defer procedures in which our products otherwise would be used. In addition, many facilities that specialize in procedures in which our products are used have experienced staffing shortages, temporary closures, and/or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the number of elective procedures being conducted and the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues.

During the first quarter of 2022, spine and other surgery procedure volumes continued to be negatively impacted in many of our key markets, due to cancellations and/or postponements of procedures as a result of hospitalizations of COVID-19 patients, restrictions on elective procedures and staffing shortages, which negatively impacted our revenues. This reduction in elective procedures and staffing could continue to persist or worsen, which would continue to adversely impact our revenues. Additionally, it is possible that additional restrictions could be reinstated if there is another sustained resurgence of COVID-19 cases and hospitalizations.

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

Although we continue to monitor the impact of the COVID-19 pandemic on our business, operations and financial results, the full extent to which the COVID-19 pandemic will continue to impact our business during the remainder of 2022 will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 variants, the actions to contain it or treat its impact, the availability, acceptance and effectiveness of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. If our revenues continue to decline and do not recover to pre-COVID-19 pandemic levels, we may be required to incur impairment charges to our long-lived assets and goodwill and write-off excess inventory, which would likely adversely affect our future operating results.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

Revenue

Total revenue for the three months ended March 31, 2022 was $13.0 million, which represents an increase of 3% compared to $12.5 million in the same quarter of the prior year. The increase in revenue is attributed primarily to introductions of new products and greater private label and original equipment manufacturer sales.

Cost of Sales

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by $0.9 million, to $5.4 million for the three months ended March 31, 2022 from $4.5 million for the three months ended March 31, 2021. The increase in cost of sales is primarily due to greater revenue in the first quarter of 2022 compared to the first quarter of 2021, as mentioned above, in addition to higher product costs and increased expense related to excess and obsolete inventory.

Gross profit as a percentage of revenue decreased 620 basis points to 58.3% for the three months ended March 31, 2022 compared to 64.5% for the same period in 2021. Of this decrease, 260 basis points were due to sell through of product subject to higher production costs, 230 were due to sales mix including greater sales of lower margin private label and original equipment manufacturer products and lower sales of higher margin spinal implants and 130 were due to greater reserve expense for excess and obsolete inventory. We expect higher product costs to continue to adversely affect our gross profit as a percentage of revenue in future periods.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting and professional fees, and occupancy costs. General and administrative expenses increased 31%, or $1.0 million, to $4.0 million for the three months ended March 31, 2022, compared to $3.0 million for the prior year period. This increase is primarily attributable to additional bad debt expense of $0.3 million, increased expense of $0.3 million related to licenses and fees, and costs related to enterprise resource planning system upgrades of $0.2 million during first quarter of 2022 compared to first quarter of 2021.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses increased 7%, or $0.3 million, to $5.2 million for the three months ended March 31, 2022, compared to $4.9 million for the prior year period. This increase is primarily due to additional sales commissions of $0.1 million due to greater revenues year over year and increased salaries and wages of $0.1 million due to additional headcount during the first quarter of 2022 compared to first quarter of 2021. As a percentage of revenue, sales and marketing expenses increased to 40.2% in the three months ended March 31, 2022 from 38.7% in the prior year period due primarily to additional headcount in the current year period.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses were $0.2 million for the three months ended March 31, 2022, comparable to the prior year period.

Interest Expense

Interest expense is related to interest incurred from our debt instruments and finance leases. Interest expense was $0.4 million for the three months ended March 31, 2022. The Company incurred no interest expense related to its debt instruments, which were refinanced in May 2021, during the three months ended March 31, 2021.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$16,971	$18,387
Accounts receivable, net	7,545	7,154
Inventories	17,300	17,945
Total current assets	42,760	44,330
Accounts payable	2,774	2,615
Accrued liabilities	4,345	4,349
Line of credit	3,607	3,620
Total current liabilities	11,228	11,077
Net working capital	31,532	33,253

Our decrease in cash and cash equivalents is due primarily to our net loss during the three months ended March 31, 2022.

Cash Flows

Net cash used in operating activities for the first three months of 2022 was $1.0 compared to $1.3 million for the first three months of 2021. This decrease relates primarily to the combination of the effects of changes in operating assets and liabilities, partially offset by the increase in net loss during the first three months of 2022.

Net cash used in investing activities for the first three months of 2022 and 2021 was $0.4 million and $0.5 million, respectively, primarily representing purchases of property and equipment.

Net cash provided by financing activities for the first three months of 2022 was $21 thousand, consisting primarily of borrowings and repayments on our line credit, and was $18.1 million for the first three months of 2021, consisting primarily of net proceeds from our February 2021 private placement.

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

The proceeds of the Term Facility and Revolving Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Company’s prior credit facility, which is described below. As of March 31, 2022, the Company had $3.5 million available under the Revolving Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the LIBOR rate, as such term is defined in the Credit Agreements, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a LIBOR floor of 1.00%. As of March 31, 2022, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 9.96%, and the effective rate of the Revolving Facility was 5.5%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. On March 7, 2022, the Credit Agreements were amended to, among other things, (i) provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the Credit Agreements) is in excess of $14 million and there is not otherwise an event of default under the Credit Agreements, commencing with the next delivery of the compliance certificate required under the Credit Agreements, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the exit fees were increased by 25 basis points. As of March 31, 2022, we were in compliance with all covenants under the Credit Agreements.

On May 6, 2021, contemporaneously with the execution and delivery of the Credit Agreements, that certain Second Amended and Restated Credit Agreement, dated March 29, 2019, among the Company, the Borrowers, OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, as subsequently amended, which was scheduled to mature on December 31, 2021, was terminated in accordance with the terms thereof and all outstanding amounts were repaid by the Borrowers to OrbiMed Royalty Opportunities II, LP in its role as sole lender thereunder.

Cash Requirements

We believe that our $16.8 million of cash and cash equivalents as of March 31, 2022, together with operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least May 2023. However, we may require or seek additional capital to fund our future operations and business strategy prior to May 2023. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of the Agent under our Credit Agreements and/or OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

There have been no changes in our critical accounting estimates for the three months ended March 31, 2022 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Our legal proceedings are discussed in Note 11 – Commitments and Contingencies in the notes to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein).

3.4	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Amendment No. 1 to Credit, Security and Guaranty Agreement (Term Loan), dated as of March 7, 2022, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein).

Exhibit No.	Description
10.2	Amendment No. 1 to Credit, Security and Guaranty Agreement (Revolving Loan), dated as of March 7, 2022, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein).

10.3	Resignation Agreement and Release dated as of January 28, 2022 between Greg Jensen and Xtant Medical Holdings, Inc. (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein).

10.4	Offer Letter dated as of January 3, 2022 between Xtant Medical Holdings, Inc. and Scott Neils (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 5, 2022	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Scott Neils
	Name:	Scott Neils
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

