Form 10-Q
period 2022-06-30
Xtant Medical Holdings, Inc.
filed 2022-08-04
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of common stock, $0.000001 par value per share, of registrant outstanding at August 2, 2022: 87,313,701.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

June 30, 2022

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	the effect of the global novel strain of coronavirus (COVID-19) pandemic and current and future variants on our business, operating results and financial condition, including our revenues primarily as a result of the reduction in procedures in which our products are used and the disruption to our customers, distributors, independent sales representatives, contract manufacturers and suppliers, as well as the global economy, supply chain and financial and credit markets;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used, which have adversely affected and may continue to adversely affect our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	the effect of inflation, other recessionary indicators and supply chain disruptions, which could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	our ability to increase or maintain revenue or return to pre-COVID-19 revenue levels within an acceptable time period or at all and possible future impairment charges to long-lived assets and goodwill and write-downs of excess inventory if unsuccessful;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to innovate, develop, introduce and market new products and technologies;

●	our ability to remain competitive;

●	our reliance on third party suppliers and manufacturers;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our dependence on and ability to retain and recruit independent sales agents and distributors and motivate and incentive them to sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs” and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

ii

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	our ability to continue to implement a new enterprise resource planning (“ERP”) system;

●	our ability to successfully complete and integrate future business combinations or acquisitions;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	the availability of our credit facilities;

●	our ability to service our debt and comply with the covenants in our credit agreements;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,495	$18,243
Restricted cash	352	144
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $510 and $552, respectively	8,600	7,154
Inventories	16,461	17,945
Prepaid and other current assets	424	844
Total current assets	42,332	44,330
Property and equipment, net	5,529	5,212
Right-of-use asset, net	1,033	1,258
Goodwill	3,205	3,205
Intangible assets, net	372	400
Other assets	242	287
Total Assets	$52,713	$54,692

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,043	$2,615
Accrued liabilities	4,538	4,349
Current portion of lease liability	479	462
Current portion of finance lease obligations	60	31
Line of credit	3,736	3,620
Total current liabilities	11,856	11,077
Long-term Liabilities:
Lease liability, less current portion	598	842
Finance lease obligation, less current portion	213	103
Long-term debt, plus premium and less issuance costs	11,902	11,787
Total Liabilities	24,569	23,809
Commitments and Contingencies (note 11)	—	—
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 87,313,701 shares issued and outstanding as of June 30, 2022 and 87,068,980 shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	267,252	266,068
Accumulated deficit	(239,108)	(235,185)
Total Stockholders’ Equity	28,144	30,883
Total Liabilities & Stockholders’ Equity	$52,713	$54,692

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Orthopedic product sales	$15,277	$14,942	$28,227	$27,451
Other revenue	—	33	9	66
Total Revenue	15,277	14,975	28,236	27,517

Cost of sales	6,903	5,460	12,302	9,911
Gross Profit	8,374	9,515	15,934	17,606

Operating Expenses
General and administrative	3,797	4,173	7,766	7,200
Sales and marketing	5,636	5,590	10,845	10,445
Research and development	241	243	454	458
Total Operating Expenses	9,674	10,006	19,065	18,103

Loss from Operations	(1,300)	(491)	(3,131)	(497)

Other Expense
Interest expense	(397)	(199)	(757)	(201)
Total Other Expense	(397)	(199)	(757)	(201)

Net Loss Before Provision for Income Taxes	(1,697)	(690)	(3,888)	(698)

Provision for Income Taxes Current and Deferred	(13)	(43)	(35)	(64)
Net Loss	$(1,710)	$(733)	$(3,923)	$(762)

Net Loss Per Share:
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Dilutive	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Shares used in the computation:
Basic	87,313,701	86,707,286	87,252,521	83,993,159
Dilutive	87,313,701	86,707,286	87,252,521	83,993,159

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	87,068,980	$—	$266,068	$(235,185)	$30,883

Common stock issued on vesting of restricted stock units	244,721	—	—	—	—
Stock-based compensation	—	—	613	—	613
Net loss	—	—	—	(2,213)	(2,213)
Balance at March 31, 2022	87,313,701	—	266,681	(237,398)	29,283

Stock-based compensation	—	—	571	—	571
Net loss	—	—	—	(1,710)	(1,710)
Balance at June 30, 2022	87,313,701	$—	$267,252	$(239,108)	$28,144

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	77,573,680	$—	$244,850	$(230,336)	$14,514

Private placement of common stock, net of issuance costs of $1,926	8,888,890	—	12,831	—	12,831
Warrants issued in connection with the private placement	—	—	5,243	—	5,243
Warrants issued in connection with the private placement to placement agents	—	—	351	—	351
Common stock issued on vesting of restricted stock units	244,716	—	—	—	—
Stock-based compensation	—	—	456	—	456
Net loss	—	—	—	(29)	(29)
Balance at March 31, 2021	86,707,286	—	263,731	(230,365)	33,366

Stock-based compensation	—	—	465	—	465
Gain on debt extinguishment	—	—	786	—	786
Net loss	—	—	—	(733)	(733)
Balance at June 30, 2021	86,707,286	$—	$264,982	$(231,098)	$33,884

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(3,923)	$(762)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	599	731
Gain on disposal of fixed assets	(84)	(108)
Non-cash interest	116	16
Non-cash rent	(1)	5
Stock-based compensation	1,184	921
Provision for reserve on accounts receivable	143	(143)
Provision for excess and obsolete inventory	825	211

Changes in operating assets and liabilities:
Accounts receivable	(1,589)	38
Inventories	659	104
Prepaid and other assets	465	(29)
Accounts payable	428	(308)
Accrued liabilities	189	266
Net cash (used in) provided by operating activities	(989)	942

Investing activities:
Purchases of property and equipment and intangible assets	(810)	(1,079)
Proceeds from sale of fixed assets	165	125
Net cash used in investing activities	(645)	(954)

Financing activities:
Payments on financing leases	(22)	(34)
Costs associated with refinancing	—	(32)
Payments on long-term debt	—	(484)
Borrowings on line of credit	26,567	9,331
Repayments of line of credit	(26,451)	(9,009)
Proceeds from private placement, net of cash issuance costs	—	18,426
Net cash provided by financing activities	94	18,198

Net change in cash and cash equivalents and restricted cash	(1,540)	18,186
Cash and cash equivalents and restricted cash at beginning of period	18,387	2,341
Cash and cash equivalents and restricted cash at end of period	$16,847	$20,527

Reconciliation of cash and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$16,495	$20,312
Restricted cash	352	215
Total cash and restricted cash reported in the condensed consolidated balance sheets	$16,847	$20,527

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

At the onset of, and at various times during, the COVID-19 pandemic, hospitals and other medical facilities cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Especially during waves of increased cases and hospitalizations, surgeons and their patients have been required or chosen to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have experienced temporary closures or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and may continue to have a material adverse effect on our revenues.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2022 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2022 and 2021.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and six months ended June 30, 2022 and 2021.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2022 and 2021, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 12,474,376 and 11,982,139 outstanding stock options, restricted stock units and warrants for the three and six months ended June 30, 2022 and 2021, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of June 30, 2022 and December 31, 2021.

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

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	June 30, 2022	Total Revenue	June 30, 2021	Total Revenue
Orthobiologics	$12,402	81%	$11,460	77%
Spinal implant	2,875	19%	3,482	23%
Other revenue	—	0%	33	0%
Total revenue	$15,277	100%	$14,975	100%

	Six Months Ended	Percentage of	Six Months Ended	Percentage of
	June 30, 2022	Total Revenue	June 30, 2021	Total Revenue
Orthobiologics	$22,568	80%	$20,471	75%
Spinal implant	5,659	20%	6,980	25%
Other revenue	9	0%	66	0%
Total revenue	$28,236	100%	$27,517	100%

(3) Receivables

The Company’s provision for current expected credit loss is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months and six months ended June 30, 2022 and 2021 (in thousands):

	June 30, 2022	June 30, 2021
Balance at January 1	$552	$653
Provision for expected credit losses	191	(63)
Write-offs charged against allowance	(173)	(36)
Balance at March 31	570	554
Provision for expected credit losses	(49)	(81)
Write-offs charged against allowance	(11)	(3)
Balance at June 30	$510	$470

(4) Inventories

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$5,034	$5,613
Work in process	856	571
Finished goods	10,571	11,761
Total	$16,461	$17,945

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$5,854	$5,541
Computer equipment	1,090	828
Computer software	490	490
Furniture and fixtures	94	94
Leasehold improvements	4,327	3,994
Other	10	10
Surgical instruments	11,319	11,424
Total cost	23,184	22,381
Less: accumulated depreciation	(17,655)	(17,169)
Property and equipment, net	$5,529	$5,212

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended June 30, 2022 and 2021 was $0.3 million and $0.3 million, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

(6) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	June 30, 2022	December 31, 2021
Patents	$847	$847
Accumulated amortization	(475)	(447)
Intangible assets, net	$372	$400

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash compensation/commissions payable	$3,556	$3,184
Other accrued liabilities	982	1,165
Accrued liabilities	$4,538	$4,349

(8) Debt

Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Amounts due under the Term Facility	$12,000	$12,000
Accrued end-of-term payments	149	83
Less: unamortized debt issuance costs	(247)	(296)
Less: current maturities	—	—
Long-term debt	$11,902	$11,787

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

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 10.03% as of June 30, 2022. The effective rate of the revolving credit agreement was 5.57% as of June 30, 2022. As of June 30, 2022, the Company had $4.1 million available under the revolving credit agreement.

(9) Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the six months ended June 30, 2022 and 2021:

	2022			2021
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1	3,201,666	$1.80		2,190,892	$2.25
Granted	109,164	0.65		—	—
Cancelled or expired	(443,125)	$2.39		(125)	$372.00
Outstanding at June 30	2,867,705	$1.66	8.4	2,190,767	$2.23	9.1
Exercisable at June 30	599,063	$2.71	7.8	122,614	$14.38	7.4

As of June 30, 2022, there was approximately $2.0 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.6 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2022 was $0.55.

Restricted stock unit activity for awards granted under the 2018 Plan was as follows for the six months ended June 30, 2022 and 2021:

	2022		2021
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,970,104	$1.39	2,503,698	$1.54
Granted	88,983	$0.65	-	$-
Vested	(244,721)	$1.45	(244,716)	$1.45
Cancelled	(318,807)	$1.32	-	$-
Outstanding at June 30	2,495,559	$1.36	2,258,982	$1.54

(10) Warrants

As of June 30, 2022 and December 31, 2021, there were warrants to purchase 7,111,112 shares of our common stock outstanding at a weighted average exercise price of $2.29 per share.

(11) Commitments and Contingencies

Operating Leases

We lease three office facilities as of June 30, 2022 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates between 2023 and 2025. We have the option to extend certain leases by five or ten-year term(s), and we have the right of first refusal on any sale. As of June 30, 2022, the weighted-average remaining lease term was 2.6 years. On July 14, 2022, the Company’s lease agreement for facilities at 600 Cruiser Lane in Belgrade, Montana was amended to, among other things, extend the lease term through October 2025. In addition,Othe Company’s lease agreement for facilities at 732 Cruiser Lane in Belgrade, Montana was amended on July 29, 2022 to extend the lease term through October 2025.

Present Value of Long-term Leases

(in thousands):	June 30, 2022
Right-of-use assets, net	$1,033

Current portion of lease liability	479
Lease liability, less current portion	598
Total lease liability	$1,077

Future minimum payments for the next five years and thereafter as of June 30, 2022 under these long-term operating leases are as follows (in thousands):

Remainder of 2022	$262
2023	489
2024	224
2025	179
Total future minimum lease payments	1,154
Less amount representing interest	(77)
Present value of obligations under operating leases	1,077
Less current portion	(479)
Long-term operating lease obligations	$598

Rent expense was $0.1 million for the three months ended June 30, 2022 and 2021 and $0.3 million for the six months ended June 30, 2022 and 2021. We have no contingent rent agreements.

Litigation

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time to time.  These matters arise in the ordinary course and conduct of our business and may include, for example, commercial, product liability, intellectual property, and employment matters. When we believe that a loss is probable and reasonably estimable, we record a charge on our condensed consolidated statements of operations for our estimated loss. We do not believe that the ultimate resolution of any such potential liabilities, claims or legal actions will have a material adverse effect upon our consolidated financial position, results of operations, or cash flows.

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

The Company did not recognize any interest or penalties related to income taxes for the three and six months ended June 30, 2022 and 2021.

(13) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$667	$185
Non-cash activities:
Fixed assets acquired under finance lease	$159	$163
Gain on extinguishment of Second A&R Credit Agreement	$—	$786
Extinguishment of Second A&R Credit Agreement financed by line of credit	$—	$3,755
Warrants issued in connection with the Private Placement to placement agents	$—	$351

(14) Related Party Transactions

As described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, we are party to an Investor Rights Agreement, Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owns 84% of the Company’s common stock.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 99% of sales were in the United States for the three months ended June 30, 2022 and 2021, and 99% for the six months ended June 30, 2022 and 2021. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
United States	$15,025	$14,891
Rest of world	252	84
Total revenue	$15,277	$14,975

	Six Months Ended June 30,
	2022	2021
United States	$27,719	$27,184
Rest of world	517	333
Total revenue	$28,236	$27,517

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

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. Xtant has continued to experience growth from the two new products introduced in 2021, and we will continue to focus on growing those lines. Concurrently, our penetration into certain adjacent markets has slowed due to recently limited availability of production labor in our local area. Initiatives are underway to improve our recruitment, training capabilities and production levels in order to better penetrate new market opportunities. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. At the onset of, and at various times during, the COVID-19 pandemic, hospitals and other medical facilities have cancelled or deferred elective procedures, diverted resources to patients suffering from infections, and limited access for non-patients, including our direct and indirect sales representatives. Because of these circumstances, surgeons and their patients have deferred, and may continue to defer, procedures in which our products otherwise would be used. In addition, many facilities that specialize in procedures in which our products are used have experienced, and may continue to experience, staffing shortages, temporary closures, and/or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the number of elective procedures being conducted and the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and may continue to have a material adverse effect on our revenues.

During the first quarter of 2022, spine and other surgery procedure volumes were negatively impacted in many of our key markets, due to cancellations and/or postponements of procedures as a result of hospitalizations of COVID-19 patients, restrictions on elective procedures and staffing shortages in our key markets, which negatively impacted our first quarter 2022 revenues. This reduction in elective procedures and staffing shortages subsided during the second quarter of 2022, but could reoccur if there is another wave or sustained resurgence of COVID-19 cases and hospitalizations.

The COVID-19 pandemic also has caused and may continue to cause adverse effects on general commercial activity and the global economy and supply chain, disrupting our ability to obtain raw materials, components and products. The pandemic has also adversely affected, and may continue to adversely affect, our distributors, independent sales representatives, customers, contract manufacturers and suppliers and their respective businesses, which in turn, have adversely affected, and may continue to adversely affect, our business and operations.

Although we continue to monitor the impact of the COVID-19 pandemic on our business, operations and financial results, the full extent to which the COVID-19 pandemic will continue to impact our business during the remainder of 2022 will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 variants, actions taken to contain or treat the impact of COVID-19, the availability, acceptance and effectiveness of vaccines, future resurgences of the virus and its variants, the level of any government restrictions, patient capacity at hospitals and healthcare systems, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. If our revenues continue to decline and do not recover to pre-COVID-19 pandemic levels, we may be required to incur impairment charges to our long-lived assets and goodwill and write-off excess inventory, which would likely adversely affect our future operating results.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and June 30, 2021

Revenue

Total revenue for the three and six months ended June 30, 2021 was $15.3 million and $28.2 million, respectively, which represents an increase of 2% and 3%, respectively, compared to $15.0 million and $27.5 million for the three and six months ended June 30, 2021, respectively. These revenue increases are attributed primarily to introductions of new products and increased private label and original equipment manufacturer sales.

Cost of Sales and Gross Profit

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 26%, or $1.4 million, to $6.9 million for the three months ended June 30, 2022 from $5.5 million for the three months ended June 30, 2021. Cost of sales increased by 24%, or $2.4 million, to $12.3 million for the six months ended June 30, 2022 from $9.9 million for the six months ended June 30, 2021. These increases in cost of sales are primarily due to higher production costs and additional expense for the write-down of excess and obsolete inventory.

Gross profit as a percentage of revenue decreased to 54.8% for the three months ended June 30, 2022 compared to 63.5% for the same period in 2021 and decreased to 56.4% for the six months ended June 30, 2022 compared to 64.0% for the same period in 2021. Of the decrease for the three month comparison, 360 basis points were due to higher product costs, 300 basis points resulted from increased charges for excess and obsolete inventory and 220 basis points were due to sales mix including greater sales of lower margin private label and original equipment manufacturer products and lower sales of higher margin spinal implants. Of the decrease for the six month comparison, 390 basis points were due to higher product costs, 220 basis points resulted from increased charges for excess and obsolete inventory and 200 basis points were due to sales mix including greater sales of lower margin private label and original equipment manufacturer products and lower sales of higher margin spinal implants. We expect higher product costs to continue to adversely affect our gross profit as a percentage of revenue in future periods.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, legal, accounting and professional fees, and occupancy costs. General and administrative expenses decreased 9%, or $0.4 million, to $3.8 million for the three months ended June 30, 2022, compared to $4.2 million for the same period in 2021. General and administrative expenses increased 8%, or $0.6 million, to $7.8 million for the six months ended June 30, 2022, compared to $7.2 million for the same period in 2021. The decrease for the three-month comparison is primarily attributable to legal settlement expenses of $0.6 million incurred during the prior year period. The increase for the six-month comparison is primarily attributable to additional bad debt expense of $0.3 million, increased expense of $0.3 million related to licenses and fees, additional stock based compensation of $0.3 million, and costs related to ERP system upgrades of $0.2 million incurred during the six months ended June 30, 2022, partially offset by legal settlement expenses of $0.6 million during the prior year period.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses were $5.6 million for both the three months ended June 30, 2022 and the prior year period. Sales and marketing expenses increased 4%, or $0.4 million, to $10.8 million for the six months ended June 30, 2022, compared to $10.4 million for the prior year period. The increase for the six-month comparison is primarily due to increased salaries and wages of $0.2 million due to additional headcount versus the comparable period in 2021.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses were $0.2 million for both the three months ended June 30, 2022 and 2021 and $0.5 million for both the six months ended June 30, 2022 and 2021.

Interest Expense

Interest expense consists of interest incurred from our debt instruments. Interest expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively, compared to $0.2 million and $0.2 million for the three and six months ended June 30, 2021. These increases resulted from our debt refinancing in May 2021, prior to which no interest expense related to our debt instruments was incurred during 2021.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$16,847	$18,387
Accounts receivable, net	8,600	7,154
Inventories	16,461	17,945
Total current assets	42,332	44,330
Accounts payable	3,043	2,615
Accrued liabilities	4,538	4,349
Line of credit	3,736	3,620
Total current liabilities	11,856	11,077
Net working capital	30,476	33,253

Our decrease in cash and cash equivalents was due primarily to the cash used by our net loss of $3.9 million, partially offset by stock-based compensation of $1.2 million, provision for excess and obsolete inventory of $0.8 million, and depreciation and amortization of $0.6 million.

Cash Flows

Net cash used in operating activities for the first six months of 2022 was $1.0 million. For the comparable period of 2021, net cash provided by operating activities was $0.9 million. This decrease relates primarily to the increase in net loss, partially offset by the effects of changes in operating assets and liabilities.

Net cash used in investing activities for the first six months of 2022 and 2021 was $0.6 million and $1.0 million, respectively, primarily representing purchases of property and equipment.

Net cash provided by financing activities for the first six months of 2022 was $0.1 million, consisting primarily of borrowings and repayments on our line credit, and was $18.2 million for the first six months of 2021, consisting primarily of net proceeds from our February 2021 private placement.

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

The proceeds of the Term Facility and Revolving Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Company’s prior credit facility, which is described below. As of June 30, 2022, the Company had $3.7 million outstanding and $4.1 million of availability under the Revolving Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the LIBOR rate, as such term is defined in the Credit Agreements, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a LIBOR floor of 1.00%. As of June 30, 2022, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 10.03%, and the effective rate of the Revolving Facility was 5.57%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. On March 7, 2022, the Credit Agreements were amended to, among other things, (i) provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the Credit Agreements) is in excess of $14 million and there is not otherwise an event of default under the Credit Agreements, commencing with the next delivery of the compliance certificate required under the Credit Agreements, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the exit fees were increased by 25 basis points. As of June 30, 2022, we were in compliance with all covenants under the Credit Agreements.

On May 6, 2021, contemporaneously with the execution and delivery of the Credit Agreements, that certain Second Amended and Restated Credit Agreement, dated March 29, 2019, among the Company, the Borrowers, Royalty Opportunities and ROS, as subsequently amended, which was scheduled to mature on December 31, 2021, was terminated in accordance with the terms thereof and all outstanding amounts were repaid by the Borrowers to OrbiMed Royalty Opportunities II, LP in its role as sole lender thereunder.

Cash Requirements

We believe that our $16.5 million of cash and cash equivalents as of June 30, 2022, together with amounts available under the Facilities and cash provided by operating activities, will be sufficient to meet our anticipated cash requirements through at least August 2023. However, we may require or seek additional capital to fund our future operations and business strategy prior to August 2023. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, and liquidation or other preferences or rights that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our then current trading prices and/or we may issue warrants to the purchasers, which could dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of the Agent under our Credit Agreements and/or Royalty Opportunities and ROS under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

There have been no changes in our critical accounting estimates for the three and six months ended June 30, 2022 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4. MINE SAFETY DISCLOSURES

Not applicable.

item 5. OTHER INFORMATION

Not applicable.

item 6. EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein).

3.4	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Employment Agreement effective as of June 1, 2022 between Xtant Medical Holdings, Inc. and Scott Neils (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2022 (SEC File No. 001-34951) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 4, 2022	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Scott Neils
	Name:	Scott Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

