Form 10-Q
period 2022-09-30
Xtant Medical Holdings, Inc.
filed 2022-11-03
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of common stock, $0.000001 par value per share, of registrant outstanding at November 1, 2022: 108,659,388.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

September 30, 2022

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used, which have adversely affected and may continue to adversely affect our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	the effect of inflation, increased interest rates and other recessionary indicators and supply chain disruptions, which could result in reduced procedures delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	the effect of the global novel strain of coronavirus (COVID-19) pandemic and current and future variants on our business, operating results and financial condition, including our revenues primarily as a result of the reduction in procedures in which our products are used and the disruption to our customers, distributors, independent sales representatives, contract manufacturers and suppliers, as well as the global economy, supply chain and financial and credit markets;

●	our ability to increase or maintain revenue or return to pre-COVID-19 revenue levels within an acceptable time period or at all and possible future impairment charges to long-lived assets and goodwill and write-downs of excess inventory if unsuccessful;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to innovate, develop, introduce and market new products and technologies;

●	our ability to remain competitive;

●	our reliance on third party suppliers and manufacturers;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our dependence on and ability to retain and recruit independent sales agents and distributors and motivate and incentive them to sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs” and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

ii

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	our ability to continue to realize enhancements related to our new enterprise resource planning (“ERP”) system;

●	our ability to successfully complete and integrate future business combinations or acquisitions;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	the availability of our credit facilities;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed;

●	our anticipated use of net proceeds from our recent private placement and the possible effect of future resales of shares sold in the private placement on the trading price of our common stock;

●	our ability to service our debt and comply with the covenants in our credit agreements;

●	our expectations regarding higher product costs continuing to adversely affect our gross profit as a percentage of revenue in future periods; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

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

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,363	$18,243
Restricted cash	240	144
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $549 and $552, respectively	9,839	7,154
Inventories	16,993	17,945
Prepaid and other current assets	673	844
Total current assets	45,108	44,330
Property and equipment, net	5,669	5,212
Right-of-use asset, net	1,490	1,258
Goodwill	3,205	3,205
Intangible assets, net	358	400
Other assets	219	287
Total Assets	$56,049	$54,692

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,779	$2,615
Accrued liabilities	5,021	4,349
Current portion of lease liability	443	462
Current portion of finance lease obligations	61	31
Line of credit	720	3,620
Current portion of long-term debt	1,335	—
Total current liabilities	11,359	11,077
Long-term Liabilities:
Lease liability, less current portion	1,094	842
Finance lease obligation, less current portion	197	103
Long-term debt, plus premium and less issuance costs	10,626	11,787
Total Liabilities	23,276	23,809
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 101,981,250 shares issued and outstanding as of September 30, 2022 and 87,068,980 shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	274,234	266,068
Accumulated deficit	(241,461)	(235,185)
Total Stockholders’ Equity	32,773	30,883
Total Liabilities & Stockholders’ Equity	$56,049	$54,692

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Orthopedic product sales	$14,462	$13,743	$42,689	$41,193
Other revenue	—	34	10	100
Total Revenue	14,462	13,777	42,699	41,293

Cost of sales	6,566	6,586	18,868	16,498
Gross Profit	7,896	7,191	23,831	24,795

Operating Expenses
General and administrative	3,729	3,107	11,496	10,307
Sales and marketing	5,838	5,267	16,683	15,712
Research and development	229	262	683	719
Total Operating Expenses	9,796	8,636	28,862	26,738

Loss from Operations	(1,900)	(1,445)	(5,031)	(1,943)

Other Expense
Interest expense	(440)	(329)	(1,197)	(529)
Total Other Expense	(440)	(329)	(1,197)	(529)

Net Loss Before Provision for Income Taxes	(2,340)	(1,774)	(6,228)	(2,472)

Provision for Income Taxes Current and Deferred	(13)	(30)	(48)	(94)
Net Loss	$(2,353)	$(1,804)	$(6,276)	$(2,566)

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.07)	$(0.03)
Dilutive	$(0.03)	$(0.02)	$(0.07)	$(0.03)

Shares used in the computation:
Basic	93,278,610	86,763,210	89,236,832	84,926,656
Dilutive	93,278,610	86,763,210	89,236,832	84,926,656

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	87,068,980	$—	$266,068	$(235,185)	$30,883

Common stock issued on vesting of restricted stock units	244,721	—	—	—	—
Stock-based compensation	—	—	613	—	613
Net loss	—	—	—	(2,213)	(2,213)
Balance at March 31, 2022	87,313,701	—	266,681	(237,398)	29,283

Stock-based compensation	—	—	571	—	571
Net loss	—	—	—	(1,710)	(1,710)
Balance at June 30, 2022	87,313,701		267,252	(239,108)	28,144

Private placement of common stock, net of issuance costs of $409	14,060,315	—	5,225	—	5,225
Warrants issued in connection with the private placement	—	—	1,116	—	1,116
Common stock issued on vesting of restricted stock units	607,234	—	—	—	—
Stock-based compensation	—	—	641	—	641
Net loss	—	—	—	(2,353)	(2,353)
Balance at September 30, 2022	101,981,250	$—	$274,234	$(241,461)	$32,773

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	77,573,680	$—	$244,850	$(230,336)	$14,514

Private placement of common stock, net of issuance costs of $1,926	8,888,890	—	12,831	—	12,831
Warrants issued in connection with the private placement	—	—	5,243	—	5,243
Warrants issued in connection with the private placement to placement agents	—	—	351	—	351
Common stock issued on vesting of restricted stock units	244,716	—	—	—	—
Stock-based compensation	—	—	456	—	456
Net loss	—	—	—	(29)	(29)
Balance at March 31, 2021	86,707,286	—	263,731	(230,365)	33,366

Stock-based compensation	—	—	465	—	465
Gain on debt extinguishment	—	—	786	—	786
Net loss	—	—	—	(733)	(733)
Balance at June 30, 2021	86,707,286	—	264,982	(231,098)	33,884
Common stock issued on vesting of restricted stock units	104,856	—	—	—	—
Withholding of common stock upon vesting of restricted stock units	(15,967)	—	(23)	—	(23)
Stock-based compensation	—	—	580	—	580
Net loss	—	—	—	(1,804)	(1,804)
Balance at September 30, 2021	86,796,175	$—	$265,539	$(232,902)	$32,637

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(6,276)	$(2,566)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	971	1,041
Gain on disposal of fixed assets	(91)	(164)
Non-cash interest	175	38
Non-cash rent	2	8
Stock-based compensation	1,825	1,501
Provision for reserve (recovery) on accounts receivable	277	(25)
Provision for excess and obsolete inventory	1,568	572

Changes in operating assets and liabilities:
Accounts receivable	(2,962)	584
Inventories	(616)	1,128
Prepaid and other assets	239	(126)
Accounts payable	1,164	(592)
Accrued liabilities	671	(1,383)
Net cash (used in) provided by operating activities	(3,053)	16

Investing activities:
Purchases of property and equipment and intangible assets	(1,321)	(1,489)
Proceeds from sale of fixed assets	184	194
Net cash used in investing activities	(1,137)	(1,295)

Financing activities:
Payment of taxes from withholding of common stock on vesting of restricted stock units	—	(23)
Payments on financing leases	(35)	(42)
Costs associated with refinancing	—	(136)
Payments on long-term debt	—	(411)
Borrowings on line of credit	36,680	22,767
Repayments of line of credit	(39,580)	(23,029)
Proceeds from private placement, net of cash issuance costs	6,341	18,426
Net cash provided by financing activities	3,406	17,552

Net change in cash and cash equivalents and restricted cash	(784)	16,273
Cash and cash equivalents and restricted cash at beginning of period	18,387	2,341
Cash and cash equivalents and restricted cash at end of period	$17,603	$18,614

Reconciliation of cash and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$17,363	$18,175
Restricted cash	240	439
Total cash and restricted cash reported in the condensed consolidated balance sheets	$17,603	$18,614

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

Private Placement

On August 25, 2022, the Company closed the first tranche of a private placement (the “First Closing”) with several accredited investors (the “Private Placement”). At the First Closing, the Company sold approximately 14.1 million shares of common stock of the Company (collectively, the “Shares”) and warrants to purchase approximately 3.5 million shares of common stock (collectively, the “Warrants”) for an aggregate purchase price of approximately $6.75 million. We received net cash proceeds of approximately $6.3 million, after deducting fees and other estimated offering expenses, from the First Closing.

The closing of the second tranche of the Private Placement (the “Second Closing”) occurred on October 7, 2022. At the Second Closing, the Company sold an additional approximately 6.2 million shares of common stock of the Company and warrants to purchase approximately 1.6 million shares of common stock for an aggregate purchase price of approximately $3.0 million.

The Warrants, described in more detail in Note 10, “Warrants”, have an exercise price of $0.48 per share, are subject to customary anti-dilution, but not price protection, adjustments, are immediately exercisable and expire on the five-year anniversary of the First Closing.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain credit agreements. The September 30, 2022 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2022 and 2021.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and nine months ended September 30, 2022 and 2021.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 17,192,048 and 14,138,224 outstanding stock options, restricted stock units and warrants for the three and nine months ended September 30, 2022 and 2021, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of September 30, 2022 and December 31, 2021.

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

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthopaedic medical products and devices across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022	Percentage of Total Revenue	Three Months Ended September 30, 2021	Percentage of Total Revenue
Orthobiologics	$12,046	83%	$10,795	78%
Spinal implant	2,416	17%	2,948	22%
Other revenue	—	0%	34	0%
Total revenue	$14,462	100%	$13,777	100%

	Nine Months Ended September 30, 2022	Percentage of Total Revenue	Nine Months Ended September 30, 2021	Percentage of Total Revenue
Orthobiologics	$34,614	81%	$31,264	76%
Spinal implant	8,075	19%	9,929	24%
Other revenue	10	0%	100	0%
Total revenue	$42,699	100%	$41,293	100%

(3) Receivables

The Company’s provision for current expected credit loss is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	September 30, 2022	September 30, 2021
Balance at January 1	$552	$653
Provision for current expected credit losses	191	(63)
Write-offs charged against allowance	(173)	(36)
Balance at March 31	570	554
Provision for current expected credit losses	(49)	(81)
Write-offs charged against allowance	(11)	(3)
Balance at June 30	510	470
Provision for current expected credit losses	54	118
Write-offs charged against allowance	(15)	(12)
Balance at September 30	$549	$576

(4) Inventories

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$5,121	$5,613
Work in process	957	571
Finished goods	10,915	11,761
Total	$16,993	$17,945

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$6,302	$5,541
Computer equipment	1,090	828
Computer software	490	490
Furniture and fixtures	104	94
Leasehold improvements	4,333	3,994
Other	10	10
Surgical instruments	11,307	11,424
Total cost	23,636	22,381
Less: accumulated depreciation	(17,967)	(17,169)
Property and equipment, net	$5,669	$5,212

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended September 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively, and $1 million for both the nine months ended September 30, 2022 and 2021.

(6) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	September 30, 2022	December 31, 2021
Patents	$807	$847
Accumulated amortization	(449)	(447)
Intangible assets, net	$358	$400

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash compensation/commissions payable	$3,844	$3,184
Other accrued liabilities	1,177	1,165
Accrued liabilities	$5,021	$4,349

(8) Debt

Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Amounts due under the Term Facility	$12,000	$12,000
Accrued end-of-term payments	182	83
Less: unamortized debt issuance costs	(221)	(296)
Less: current maturities	(1,335)	—
Long-term debt	$10,626	$11,787

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

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 11.53% as of September 30, 2022. The effective rate of the revolving credit agreement was 7.07% as of September 30, 2022. As of September 30, 2022, the Company had $7.3 million available under the revolving credit agreement.

On October 27, 2022, the Company’s term loan and revolving credit agreements were amended to transition the reference rate from LIBOR to term SOFR. The term SOFR reference rate will apply to amounts outstanding and draws that place on or after November 1, 2022.

(9) Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the nine months ended September 30, 2022 and 2021:

	2022			2021
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	3,201,666	$1.80		2,190,892	$2.25
Granted	109,164	$0.65		1,012,083	$1.27
Cancelled or expired	(443,125)	$2.39		(269)	$314.19
Outstanding at September 30	2,867,705	$1.66	8.1	3,202,706	$1.92	9.1
Exercisable at September 30	828,978	$2.37	7.8	210,028	$9.02	7.4

Restricted stock unit activity for awards granted under the 2018 Plan was as follows for the nine months ended September 30, 2022 and 2021:

	2022		2021
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,970,104	$1.39	2,503,698	$1.54
Granted	1,898,808	$0.53	1,249,002	$1.27
Vested	(851,955)	$1.33	(349,572)	$1.92
Cancelled	(318,805)	$1.38	—	$—
Outstanding at September 30	3,698,152	$0.96	3,403,128	$1.40

At the 2022 annual meeting of stockholders held on October 26, 2022, our shareholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available thereunder by 8,500,000 shares.

(10) Warrants

As noted in Note 1, “Business Description, Basis of Presentation and Summary of Significant Accounting Policies,” on August 25, 2022, the Company issued the Warrants. The Warrants meet all the requirements to be classified as equity awards in accordance with Accounting Standards Codification (“ASC”) No. 815-40. The number of shares of Company common stock issuable upon exercise of the Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions. In addition, the Warrants include a buy-out right whereby the holders of such warrants may put the warrants back to the Company or its successor in the event of a purchase, tender or exchange offer accepted by 50% or more of the Company’s holders of common stock and not approved by the Company’s board of directors. The buy-out amount is equal to the Black-Scholes value of the warrants on the date the triggering transaction is consummated based on certain inputs as defined in the Warrant agreement. The consideration to be paid if the buy-out provision is triggered shall be in the same type or form of consideration that is being offered and paid to the holders of Company common stock in connection with the triggering transaction.

While the Warrants are classified as a component of equity, we were required to allocate the proceeds of the Private Placement between the shares of common stock and the Warrants issued based on their relative fair values. The fair value of the Warrants, $0.40 per warrant, issued in connection with the Private Placement was determined using a Black Scholes model. Significant assumptions in the model included contractual term (5 years) and the estimated volatility factor of the Company’s stock (107%).

Our warrant activity during the nine months ended September 30, 2022 was as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2022	7,111,112	$2.29
Issued	3,515,079	0.48
Outstanding at September 30, 2022	10,626,191	$1.69

(11) Commitments and Contingencies

Operating Leases

We lease three office facilities as of September 30, 2022 in Belgrade, Montana under non-cancelable operating lease agreements. On July 14, 2022, the Company’s lease agreement for facilities at 600 Cruiser Lane in Belgrade, Montana was amended to, among other things, extend the lease term through October 2025 to align the lease term with the Company’s lease agreement for facilities at 664 Cruisier Lane in Belgrade, Montana. In addition, the Company’s lease agreement for facilities at 732 Cruiser Lane in Belgrade, Montana was amended on July 29, 2022 to extend the lease term through October 2025. We have the option to extend certain leases to five or ten-year term(s), and we have the right of first refusal on any sale. As of September 30, 2022, the weighted-average remaining lease term was 3.1 years.

Present Value of Long-term Leases

(in thousands):	September 30, 2022
Right-of-use assets, net	$1,490

Current portion of lease liability	$443
Lease liability, less current portion	1,094
Total lease liability	$1,537

Future minimum payments for the next five years and thereafter as of September 30, 2022 under these long-term operating leases are as follows (in thousands):

Remainder of 2022	131
2023	534
2024	559
2025	470
Total future minimum lease payments	1,694
Less amount representing interest	(157)
Present value of obligations under operating leases	1,537
Less current portion	(443)
Long-term operating lease obligations	$1,094

Rent expense was $0.1 million for both the three months ended September 30, 2022 and 2021 and $0.4 million for both the nine months ended September 30, 2022 and 2021. We have no contingent rent agreements.

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

The Company did not recognize any interest or penalties related to income taxes for the three and nine months ended September 30, 2022 and 2021.

(13) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,022	$485
Non-cash activities:
Fixed assets acquired under finance lease	$159	$163
Revaluation of lease liability and right of use asset	$234	$—
Gain on extinguishment of Second A&R Credit Agreement	$—	$786
Extinguishment of Second A&R Credit Agreement financed by line of credit	$—	$3,755
Prepaid debt issuance costs	$—	$75
Warrants issued in connection with the Private Placement to placement agents	$—	$351

(14) Related Party Transactions

As described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, we are party to an Investor Rights Agreement, Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owns 72% of the Company’s common stock.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 99% of sales were in the United States for the three months ended September 30, 2022 and 2021, and 99% for the nine months ended September 30, 2022 and 2021. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
United States	$14,370	$13,629
Rest of world	92	148
Total revenue	$14,462	$13,777

	Nine Months Ended September 30,
	2022	2021
United States	$42,089	$40,813
Rest of world	610	480
Total revenue	$42,699	$41,293

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Private Placement

On August 25, 2022, we issued in the first tranche of a private placement with several accredited investors approximately 14.1 million shares of our common stock at a purchase price of $0.48 per share and warrants to purchase approximately 3.5 million shares of our common stock. The warrants have an exercise price of $0.48 per share, are subject to customary anti-dilution, but not price protection, adjustments, are immediately exercisable and expire on the five-year anniversary of the date of issuance. We received net cash proceeds of approximately $6.3 million, after deducting fees and other estimated offering expenses, from the private placement. The closing of the second tranche of the private placement occurred on October 7, 2022, at which we sold an additional approximately 6.2 million shares of our common stock and warrants to purchase approximately 1.6 million shares of common stock for an aggregate purchase price of approximately $3.0 million. The warrants issued at the second closing are identical to the warrants issued at the first closing and also expire on the five-year anniversary of the first closing. We expect to use these net proceeds for working capital and other general corporate purposes.

Impact of the COVID-19 Pandemic

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and September 30, 2021

Revenue

Total revenue for the three and nine months ended September 30, 2022 was $14.5 million and $42.7 million, respectively, which represents increases of 5% and 3%, respectively, compared to $13.8 million and $41.3 million for the three and nine months ended September 30, 2021, respectively. These revenue increases are attributed primarily to introductions of new products, specifically OsteoVive® Plus and OsteoFactor™.

Cost of Sales and Gross Profit

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales of $6.6 million for the three months ended September 30, 2022 was comparable to the same prior year period. Cost of sales increased by 14%, or $2.4 million, to $18.9 million for the nine months ended September 30, 2022 from $16.5 million for the nine months ended September 30, 2021. The increase in cost of sales for the nine month comparison is primarily due to additional expense of $1.0 million related to increased reserve expense for excess and obsolete inventory and additional salaries and wages expense of $0.6 million with the remaining increase relating primarily to higher sales levels.

Gross profit as a percentage of revenue increased to 54.6% for the three months ended September 30, 2022 compared to 52.2% for the same period in 2021 and decreased to 55.8% for the nine months ended September 30, 2022 compared to 60.0% for the same period in 2021. Of the increase for the three-month comparison, 200 basis points resulted from sales mix including greater higher margin independent agent sales and 400 basis points resulted from additional absorption of labor and overhead, partially offset by 280 basis points resulting from additional reserve expense for excess and obsolete inventory. Of the decrease for the nine-month comparison, 220 basis points resulted from higher product costs and 240 basis points results from additional reserve expense for excess and obsolete inventory. We expect higher product costs to continue to adversely affect our gross profit as a percentage of revenue in future periods.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, legal, accounting and professional fees, and occupancy costs. General and administrative expenses increased 20%, or $0.6 million, to $3.7 million for the three months ended September 30, 2022, compared to $3.1 million for the same period in 2021. General and administrative expenses were $11.5 million for the nine months ended September 30, 2022, an increase of 12%, or $1.2 million, compared to the same period in 2021. The increase for the three-month comparison is primarily attributable to additional expense of $0.3 million related to product registrations and additional expense of $0.3 million related to various employee compensation plans. The increase for the nine-month comparison includes additional bad debt expense of $0.3 million, additional expense of $0.3 million related to product registrations, additional stock-based compensation of $0.3 million and costs related to ERP system upgrades of $0.5 million, partially offset by legal settlement expenses of $0.6 million during the prior year period.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses increased 11%, or $0.6 million, to $5.9 million for the three months ended September 30, 2022, compared to $5.3 million for the same period of 2021. Sales and marketing expenses increased 6%, or $1.0 million, to $16.7 million for the nine months ended September 30, 2022, compared to $15.7 million for the same period of 2021. The increase for the three-month comparison is primarily due to additional independent agent sales commissions and incentives of $0.6 million due to higher revenues versus the comparable period in 2021. The increase for the nine-month comparison is primarily due to additional salaries and wages related to higher headcount and additional independent agent sales commissions and incentives of $0.6 million due to higher revenues versus the comparable period in 2021.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses decreased 13% or $0.1 million, to $0.2 million for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. Research and development expenses of $0.7 million for the nine months ended September 30, 2022 was comparable to the prior year period. The decrease for the three-month comparison is primarily due to reduced equipment purchases versus the comparable period in 2021.

Interest Expense

Interest expense consists of interest incurred from our debt instruments. Interest expense was $0.4 million for the three months ended September 30, 2022 compared to $0.3 million for the three months ended September 30, 2021. Interest expense was $1.2 million for the nine months ended September 30, 2022 and $0.5 million for the nine months ended September 30, 2021. The increase in interest expense during the three months ended September 30, 2022 compared to the comparable period in the prior year resulted primarily from increases to the base interest rate applied to our debt instruments. The increase in interest expense during the nine months ended September 30, 2022 compared to the comparable period in the prior year resulted from our debt refinancing in May 2021, prior to which no interest expense related to our debt instruments was incurred during 2021. We expect interest expense to increase in future periods compared to the comparable prior year periods in light of current rising interest rates. We expect that our annualized interest expense will increase approximately $0.1 million for every 75 basis points of increase to the reference rate associated with our credit agreements.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$17,603	$18,387
Accounts receivable, net	9,839	7,154
Inventories	16,993	17,945
Total current assets	45,108	44,330
Accounts payable	3,779	2,615
Accrued liabilities	5,021	4,349
Line of credit	720	3,620
Current portion of long-term debt	1,335	—
Total current liabilities	11,359	11,077
Net working capital	33,749	33,253

Our decrease in cash and cash equivalents was due primarily to net cash used in operations and reduced borrowing on our revolving line of credit, partially offset by the net proceeds from the closing of the first tranche of our August 2022 private placement of common stock and warrants. On August 25, 2022, we issued in the first tranche of a private placement with several accredited investors approximately 14.1 million shares of our common stock at a purchase price of $0.48 per share and warrants to purchase approximately 3.5 million shares of our common stock. The warrants have an exercise price of $0.48 per share, subject to customary anti-dilution, but not price protection, adjustments, are immediately exercisable and expire on the five-year anniversary of the date of issuance. We received net cash proceeds of approximately $6.3 million, after deducting fees and other estimated offering expenses, from the first tranche of this private placement. The closing of the second tranche of the private placement occurred on October 7, 2022, at which we sold an additional approximately 6.2 million shares of our common stock and warrants to purchase approximately 1.6 million shares of common stock for an aggregate purchase price of $3.0. The warrants issued at the second closing are identical to the warrants issued at the first closing and also expire on the five-year anniversary of the first closing. We expect to use the net proceeds from this private placement for working capital and other general corporate purposes.

Cash Flows

Net cash used in operating activities for the first nine months of 2022 was $3.1 million. For the comparable period of 2021, net cash provided by operating activities was $16 thousand. This increase in net cash used in operating activities relates primarily to the increase in net loss, partially offset by the effects of changes in operating assets and liabilities.

Net cash used in investing activities for the first nine months of 2022 and 2021 was $1.1 million and $1.3 million, respectively, primarily representing purchases of property and equipment.

Net cash provided by financing activities was $3.4 million for the first nine months of 2022, which was primarily attributable to $6.3 million of proceeds from the first tranche of our August 2022 private placement, net of issuance costs, partially offset by net repayments on our line of credit. Net cash provided financing activities was $17.6 million for the comparable period of 2021, which was primarily attributable to $18.4 million of proceeds from our February 2021 private placement, net of issuance costs.

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

The Facilities have a maturity date of May 1, 2026 (the “Maturity Date). Beginning in June 2023, the Company is required to make monthly principal payments of approximately $0.3 million on the Term Facility through the Maturity Date. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers.

The proceeds of the Term Facility and Revolving Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Company’s prior credit facility, which is described below. As of September 30, 2022, the Company had $0.7 million outstanding and $7.3 million of availability under the Revolving Facility. On October 27, 2022, the Credit Agreements were amended to transition the reference rate from LIBOR to term SOFR. The term SOFR reference rate will apply to amounts outstanding and draws that take place on or after the November 1, 2022.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the LIBOR rate, as such term is defined in the Credit Agreements, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a LIBOR floor of 1.00%. As of September 30, 2022, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 11.53%, and the effective rate of the Revolving Facility was 7.07%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. On March 7, 2022, the Credit Agreements were amended to, among other things, (i) provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the Credit Agreements) is in excess of $14 million and there is not otherwise an event of default under the Credit Agreements, commencing with the next delivery of the compliance certificate required under the Credit Agreements, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the exit fees were increased by 25 basis points. As of September 30, 2022, we were in compliance with all covenants under the Credit Agreements.

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

Cash Requirements

We believe that our $17.4 million of cash and cash equivalents as of September 30, 2022, together with the net proceeds from the closing of the second tranche of our private placement on October 7, 2022 and amounts available under the Facilities and cash provided by operating activities, will be sufficient to meet our anticipated cash requirements through at least November 2023. However, we may require or seek additional capital to fund our future operations and business strategy prior to November 2023. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences or rights that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could further dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights or preferences granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of the Agent under our Credit Agreements and/or ROS and Royalty Opportunities under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof. In addition, the investors in our recent private placement have certain participation rights with respect to certain future equity offerings for capital raising purposes.

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

There have been no changes in our critical accounting estimates for the three and nine months ended September 30, 2022 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, the Company implemented a new enterprise resource planning system. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities of our Company during the quarter ended September 30, 2022, other than the issuance of shares of our common stock and warrants in connection with our private placement, as reported in a Current Report on Form 8-K as filed with the SEC on August 24, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On October 27, 2022, the Company’s term loan and revolving credit agreements with MidCap Financial Trust, as agent, were amended to transition the reference rate from LIBOR to term SOFR. The term SOFR reference rate will apply to amounts outstanding and draws that place on or after November 1, 2022.

The foregoing description of the amendments to the Company’s term loan and revolving credit agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the amendments, which are filed as Exhibits 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein).

3.4	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

4.1	Form of Warrant Issued to Investors in August 2022 Private Placement (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 24, 2022 (SEC File No. 0001-34951) and incorporated by reference herein).

10.1	Securities Purchase Agreement, dated as of August 23, 2022, by and among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 24, 2022 (SEC File No. 0001-34951) and incorporated by reference herein).

10.2	Registration Rights Agreement by and among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 31, 2022 (SEC File No. 0001-34951) and incorporated by reference herein).

10.3	Letter Agreement by and between Xtant Medical Holdings, Inc. and Stavros Vizirgianakis (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 31, 2022 (SEC File No. 0001-34951) and incorporated by reference herein).

10.4	Amendment No. 2 to Credit, Security and Guaranty Agreement (Term Loan), dated as of October 27, 2022, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed herewith).

10.5	Amendment No. 2 to Credit, Security and Guaranty Agreement (Revolving Loan), dated as of October 27, 2022, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 3, 2022	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Scott Neils
	Name:	Scott Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

