Form 10-K
period 2022-12-31
Xtant Medical Holdings, Inc.
filed 2023-03-07
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2022 was approximately $7.0 million (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE American).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 3, 2023 was 108,897,048.

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

i

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

Our Spinal Implant Products

We offer a comprehensive line of products that are used to treat a variety of spinal and sacroiliac conditions, including trauma, degeneration, deformity and tumor, including use of minimally invasive surgery techniques. Some of our key spinal implant product lines include:

Cervical Products

●	The Certex Spinal Fixation System consists of screws, hooks, rods, and cross connectors. It is intended to promote fusion of the subaxial cervical spine and cervico-thoracic junction (C3 − T3 inclusive).

●	The Spider Cervical Plating System consists of simple, single step locking with 3 forms of locking feedback providing confidence in Spider System construct and performance.

Thoracolumbar Products

●	The Axle Interspinous Fusion System is a fully modular interspinous device matched to the patient’s individual anatomy and available in multiple implantable configurations.

●	The Silex Sacroiliac Joint Fusion System is a sacroiliac fixation system which actively compresses across the SI joint. Sacroiliac dysfunction is increasingly recognized as a frequent contributor to chronic low back pain.

●	The Xpress Minimally Invasive Pedicle Screw System combines minimally invasive functionality to the most common lumbar fixation procedures — pedicle screw fixation.

●	The Fortex Pedicle Screw System consists of titanium alloy bone screws, rods, cross-connectors and associated instruments. The system is indicated for attachment to the pedicles of the thoracic, lumbar, and sacral spine.

Interbody Products

●	Calix is a family of PEEK interbody spacers and precision instruments for both cervical and thoracolumbar applications. Calix PC is a frictional titanium plasma-coated PEEK implant that provides additional biomechanical performance and end-plate visualization.

●	The Axle-X Interspinous Fusion System is an internal fixation device for spinal surgery in the non-cervical spine (T1 − S1 inclusive). It is a minimally invasive, modular interspinous fusion system with angled spikes that allows for adequate L5 − S1 engagement and other variations in patient anatomy. The Axle-X Interspinous Fusion System is designed to provide spinal stability for lumbar fusion procedures, including the treatment of degenerative disc disease, spinal tumors and trauma.

●	The Irix-C Cervical Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and two screws. It is intended for spinal fusion procedures at one level (C3 − T1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	The Irix-A Lumbar Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and three screws. It is intended for spinal fusion procedures at one or two contiguous levels of the lumbosacral spine (L2 − S1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

Interlaminar Stabilization Products

●	The Coflex device is a single-piece, U-shaped, titanium implant intended for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. It provides minimally invasive, motion preserving stabilization.

●	The CoFix implant allows minimally invasive, segmental stabilization after microsurgical decompression and serves to support posterior fusion as an alternative to fixation with pedicle screws. It is intended for use on all levels of the lumbar spine for back pain and intervertebral disc-related pain due to degenerative processes of the lumbar spine with the occurrence of instability.

Sales and Marketing

We distribute our products in the United States through an extensive distribution network of commissioned independent sales agents and stocking agents. As of December 31, 2022, we had over 300 independent sales agents and stocking agents. We also maintain a national accounts program to enable our agents to gain access to IDN hospitals and through GPOs. We have biologics contracts with major GPOs, including Vizient, Premier, and HealthTrust Purchasing Group, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems.

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

Competition

There are various public and private organizations that offer both fixation and orthobiologics to their customers. Our primary competitors include Medtronic plc, Johnson and Johnson, Zimmer Biomet Holdings, Inc., Stryker Corporation, Nuvasive, Inc., Bioventus Inc., Globus Medical, Inc., Surgalign Holdings, Inc., SeaSpine Holdings Corporation, OrthoFix Medical Inc., Alphatec Holdings, Inc., as well as dozens of privately-owned companies. We also compete with tissue banks that do not offer spinal fixation products, such as AlloSource International, Inc., LifeNet Health, and MTF Biologics.

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

Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent. As of December 31, 2022, our biologics patent portfolio includes 13 issued patents in the US and 6 pending US patent applications, and our fixation portfolio includes 51 issued patents in the US and one pending US patent application. We expect that additional patent applications will be filed and prosecuted as inventions are discovered, technological improvements and processes are developed, and specific applications are identified. There can be no assurance that we will be able to obtain final approval of any patents.

Trademarks

We have registered, and continue to seek registration, of trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks. We currently own the following registered trademarks: OsteoSponge®, OsteoVive®, OsteoWrap®, OsteoLock®, BacFast®, OsteoSelect®, Elutia®, OsteoSTX®, hMatrix®, 3Demin®, BACTERINSE®, Circle of Life®, Coflex® and CoFixTM. Under the X-spine name, we own the following registered trademarks: SILEX®, X-SPINE®, IRIX®, CAPLESS®, CERTEX®, CALIX®, H-GRAFT®, SPIDER, X90®, HYDRAGRAFT®, BUTREX®, FORTEX®, AXLE®, FIXCET®, XTANT®, Capless® and X-spine’s square design logo.

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

Government Regulation

We are registered with the U.S. Food and Drug Administration (“FDA”) as a manufacturer of human cellular and tissue products (“HCT/Ps”) as well as medical devices, and we are an accredited member in good standing of the American Association of Tissue Banks (“AATB”). We meet all licensing requirements for the distribution of HCT/Ps in states with licensing requirements, including Florida, California, Delaware, Illinois, Louisiana, Maryland, Oregon, and New York. Our industry is highly regulated, and we cannot predict the impact of future regulations on either us or our customers.

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

Human Capital

Mission, Quality Policy and Core Values

Our Mission is to “honor the gift of donation, by allowing our patients to live as full, and complete a life as possible.” Through an effective quality system, we prioritize our commitment to our patients and donor families.

●	We aim to improve the quality of life for our patients by designing, manufacturing and distributing medical devices and human tissues for transplant that are safe, effective and meet the needs of our customers.

●	We honor the gift of donation by enhancing our core competencies and maximizing utilization of the gift.

Our Mission and quality policy reflect our core values of:

●	Respect for the individual,

●	Responsiveness to our customers, and

●	Responsibility to our stakeholders.

Employees

As of December 31, 2022, Xtant had 135 employees, 134 of whom were full time employees, and of whom 63 were in operations, 21 were in sales and marketing, 3 in research and development and engineering, 16 in regulatory and quality affairs, and 23 were in administrative functions. In addition, we utilize various outsourced services to manage normal business cycles. None of our employees are covered by a collective bargaining agreement and management considers its relations with employees and service partners to be good.

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

With respect to health and wellness, we provide our employees a variety of flexible and convenient health and wellness programs designed to support their physical and mental health. These include, among others, medical, dental and vision coverage, health savings and flexible spending accounts, flexible work schedules, family leave and care resources, and an employee assistance program. With respect to COVID-19, we have encouraged our employees to get a COVID-19 vaccine by sharing information on the vaccines and where to obtain one.

Compensation and Benefits

We provide competitive compensation and benefits to attract and retain superior talent and to give our employees the tools to succeed both on and off the job. In addition to salaries, our compensation and benefits, typically include annual bonuses; commission programs; a 401(k) plan with employer matching opportunities; tuition assistance; and company-sponsored short-term and long-term disability, life and accidental death and dismemberment insurance, among others.

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

Controlled Company Status

As a result of debt restructuring transactions completed in 2018 and 2020, OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”), collectively own approximately 67.2% of our outstanding common stock as of December 31, 2022. Because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by OrbiMed, we are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. As such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors.

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

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors set forth below.

Risks Related to Our Business

●	Biologics products are inherently difficult and time-consuming to manufacture. We have experienced and could continue to experience manufacturing issues, which could negatively impact our business and results of operations.

●	Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

●	COVID-19 has adversely affected our business, operating results and financial condition.

●	We may not be able to compete successfully because we are smaller and have fewer financial resources and less ability to invest in the development of new products.

●	If we are unable to innovate, develop, introduce and market new products and technologies, our business may be negatively affected.

●	Our private label and OEM business involves risks and may be subject to significant fluctuation.

●	Our growth and inventory initiatives involve risks.

●	Our biologics business is dependent on the availability of human donors and negative publicity could reduce demand for our biologics products and impact the supply of available donor tissue.

●	We are highly dependent on the continued availability of our facilities.

●	We may be subject to product liability litigation that could be expensive.

●	Our quarterly operating results are subject to substantial fluctuations.

●	We have completed business combinations in the past, including our recent acquisition of the Coflex and CoFix product lines, which involve risks and may do so in the future.

●	We operate in some markets outside the United States that expose us to additional risks.

●	Our ability to deduct interest is limited.

Risks Related to Governmental Regulation

●	Our business is subject to extensive governmental regulation, including product approvals and clearances and healthcare fraud and abuse laws, false claims laws, and physician payment transparency laws.

●	Governmental regulation could restrict the use of our tissue products or our procurement of tissue.

●	Outside of the United States, our medical devices must comply with the laws and regulations of the foreign countries in which they are marketed, and compliance may be costly and time-consuming.

●	Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

●	Our manufacturing operations are required to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices.

●	Even if our products are cleared or approved by regulatory authorities, they could be subject to restrictions or withdrawal from the market.

●	The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits.

●	If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations and likely litigation.

●	Any future product recall or voluntary market withdrawal of a product due to defects, enhancements and modifications or other reasons could adversely affect our business and operating results.

●	If we or our suppliers fail to comply with regulations pertaining to human cells, tissues, and cellular and tissue-based products or are deemed to be biological products requiring approval of a BLA prior to being marketed, these products could be subject to withdrawal from the market or other enforcement action.

●	Loss of AATB accreditation would have a material adverse effect on us.

●	Federal regulatory reforms may adversely affect our ability to sell our products and our business.

●	Product pricing is subject to regulatory control, which could impact our revenue and other operating results.

●	Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.

Risks Related to Our Reliance on Third Parties

●	Substantially all of our revenue is conducted through independent distributors and sales agents who we do not control.

●	We depend on third-party suppliers for products, components and raw materials.

Risks Related to Human Capital Management

●	Our business is dependent on a sufficient number of qualified workers, and competition for such talent is intense.

●	We have limited staffing and are dependent upon key employees.

Risks Related to Our Outstanding Indebtedness, Need for Additional Financing and Financial Condition

●	We have incurred significant losses, expect to continue to incur losses and may need additional financing to satisfy our anticipated future liquidity requirements.

●	We have indebtedness that we may be unable to refinance or extend the maturity date of and which may substantially limit our ability to conduct and invest in our business.

Risks Related to Intellectual Property

●	We could be required to pay damages or prevented from selling our products due to intellectual property lawsuits.

●	We may not be able to obtain or protect our proprietary rights relating to our products which may cause us to lose market share to our competitors and be unable to operate our business profitably.

Risks Related to Our Information Technology, Cybersecurity and Data Protection

●	We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering with those systems could have a material adverse effect on our business.

Risks Related to Our Controlled Company Status

●	We are a “controlled company” within the meaning of the NYSE American rules since OrbiMed funds own a significant percentage of our common stock. As such, they have the right to designate a majority of our Board of Directors, and are able to exert significant control over our Company and management.

Risks Related to Our Common Stock

●	Shares of our common stock are equity securities and subordinate to our outstanding indebtedness.

●	The market price of our common stock is extremely volatile.

●	We may issue additional common stock resulting in dilution, and the sale or availability for sale of our common stock could adversely affect the market price of our common stock.

●	Our common stock may be delisted if we do not comply with the NYSE American continued listing requirements.

●	Anti-takeover provisions may discourage or prevent a change in control.

●	Our Amended and Restated Certificate of Incorporation (“Charter”) authorizes us to issue and designate shares of our preferred stock without stockholder approval and designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders.

●	We have never paid dividends and do not expect to do so in the foreseeable future.

General Risk Factors

●	We are subject to several other general risk factors, including risk regarding worldwide economic instability and social unrest; climate change; changes in accounting standards; public company requirements; securities litigation and environmental, social and governance practices scrutiny.

Risks Related to Our Business

Biologics products are inherently difficult and time-consuming to manufacture. We have experienced and could continue to experience manufacturing issues, which could negatively impact our business and results of operations.

Biologics products are inherently difficult and time-consuming to manufacture. Our products are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials. Other production constraints, including the number of processors we are able to hire, the number of clean rooms available in our facilities, and our ability to automate certain processes by implementing labor saving technology also affect the speed and extent of our production. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. A shortage of the number of processors or clean rooms or inadequate levels of automation may cause us to be unable to operate at full production, which has in the past and could continue to negatively impact our business and results of operations. For example, as a result of the labor shortage we experienced in 2022, we were unable to operate at full capacity from time to time, which caused us to pass on certain revenue opportunities we otherwise may have been able to pursue. To try to mitigate this issue in the future, we have made certain operational changes and continue to implement processes that are intended to automate certain tasks. No assurance can be provided that these measures will be successful.

Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to domestic inflation and fuel price increases. Recent inflationary pressures stemming from supply chain disruptions and increased demand have resulted in increased fuel, raw material and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. In order to combat high levels of inflation, the Federal Reserve raised its target range for the federal funds rate seven times in 2022, representing a cumulative 425 basis point increase. As of December 31, 2022, the target range for the federal funds rate was 4.25% to 4.50%. Additionally, the Federal Reserve has indicated that it is likely to continue to raise the rate to a peak level of 4.60% in 2023 in order continue its efforts to curtail high inflation. However, there is no guarantee that these interest rate increases will slow inflation, and we may continue to be adversely impacted by high levels of inflation. Additionally, we have experienced shortages in certain raw materials, suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. If our costs rise due to continuing significant inflationary pressures or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials from our suppliers could delay product launches or result in lost opportunities to sell our products due to their unavailability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operations.

Our business, operating results and financial condition have been and may continue to be materially adversely affected by the COVID-19 pandemic.

At the onset of, and at various times during, the COVID-19 pandemic, hospitals and other medical facilities have cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Additionally, hospitals and other medical facilities have experienced high levels of staff turnover resulting from layoffs, employee burnout and the reallocation of nurses to COVID-19 care, particularly during surges in COVID-19 cases. Because of these circumstances, surgeons and their patients have deferred, and may continue to defer, procedures in which our products otherwise would be used. These circumstances have negatively impacted, and may continue to negatively impact, the number of elective procedures being conducted and the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues. During the first quarter of 2022, spine and other surgery procedure volumes were negatively impacted in many of our key markets, due to cancellations and/or postponements of procedures as a result of hospitalizations of COVID-19 patients, restrictions on elective procedures and staffing shortages in our key markets, which negatively impacted our first quarter 2022 revenues. This reduction in elective procedures and staffing subsided beginning in the second quarter and the during the remainder of 2022, but could reoccur if there is another wave or sustained resurgence of COVID-19 cases and hospitalizations.

COVID-19 also has caused, and may continue to cause, adverse effects on general commercial activity and the global economy and supply chain, disrupting our ability to obtain raw materials, components and products. The pandemic has also adversely affected, and may continue to adversely affect, our distributors, independent sales representatives, customers, contract manufacturers and suppliers and their respective businesses, which, in turn, have adversely affected, and may continue to adversely affect, our business and operations. Although we continue to monitor the impact of COVID-19 on our business, operations and financial results, the full extent to which COVID-19 will continue to impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 variants, actions taken to contain or treat the impact of COVID-19, the availability, acceptance and effectiveness of vaccines, future resurgences of the virus and its variants, the level of any government restrictions, patient capacity at hospitals and healthcare systems, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. If our revenues do not recover to pre-COVID-19 levels, we may be required to incur impairment charges to our long-lived assets and goodwill and write-off excess inventory, which would likely adversely affect our future operating results. COVID-19 also heightens the risks in certain of the other risk factors described in this Form 10-K.

Many competitive products exist, and we expect more will be developed. Our operating results have suffered during the past few years due to intense competition and we may not be able to compete successfully because we are smaller and have fewer financial resources and less ability to invest in the development of new products.

The markets for our products are highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. Many of the companies developing or marketing competitive products enjoy several competitive advantages over us, including greater financial and human resources for product development and sales and marketing; greater name recognition; established relationships with surgeons, hospitals and third-party payors; broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and established sales and marketing and distribution networks. Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearances or approvals for competing products more rapidly than us, develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive or acquire technologies and technology licenses complementary to our products or advantageous to our business, which could adversely affect our business and operating results. Not all of our sales and other personnel have non-compete agreements. We also compete with other organizations in recruiting and retaining qualified sales and management personnel, which may exacerbate the effects of the labor shortages we are currently experiencing, as described above. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing or future competitors. Our industry has been subject to increasing consolidation. Consolidation in our industry not involving our Company could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition, and operating results. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

If we are unable to innovate, develop, introduce and market new products and technologies, we may experience a decrease in market share or revenue if our products become obsolete, and our business and operating results would suffer.

Due to lack of funding, our research and development efforts and ability to develop new products have suffered during the past several years. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the markets in which we compete. If we do not continue to innovate, develop, introduce and market new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or innovation and our current and recent annual operating plans have not provided for any significant investment in new products. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changes in customer health insurance coverage, changing demographics, slow industry growth rates, declines in our markets, the introduction of new products and technologies, evolving surgical philosophies, and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. It is also important that we carefully manage our introduction of new and enhanced products and technologies. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our revenue. Our new products and technologies also could reduce demand for or render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.

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

During 2021 and 2022, we focused primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. We intend to continue to pursue these key growth initiatives in 2023. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues. Also our key growth initiatives involve risks, including effects on our product sales mix, which may adversely affect our gross margins and operating results. For example, a decrease in sales of our hardware products typically reduces our gross margins. In addition, margins vary among our biologics products, so the current trend towards our fiber-based products as opposed to our cancellous-based products may also reduce our future gross margins.

Our inventory initiatives designed to increase production of our more popular biologics products may not be successful.

We are currently focused on increasing production of our more popular biologics products by adding more cleanroom space and taking certain other actions. Some of these initiatives are costly to implement and may not be successful. No assurance can be provided that we will be successful in implementing our inventory initiatives or that they will lead to increased revenues.

Our biologics business is highly dependent on the availability of human donors. Any disruptions could cause our customers to seek alternative providers or technologies and harm our business and operating results.

Our mission is, “honoring the gift of donation, by allowing our patients to live as full, and complete a life as possible.” Accordingly, our biologics business is highly dependent on our ability to obtain donor cadavers as the raw material for many of our biologics products. The availability of acceptable donors is relatively limited, and we compete with many other companies for this limited availability. The availability of donors is also impacted by regulatory changes, AATB requirements, general public opinion of the donor process and our reputation for our handling of the donor process. In addition, due to seasonal changes in the mortality rates, some scarce tissues are at times in short supply. A disruption in the supply of this crucial raw material could have significant consequences for our revenue, operating results and continued operations.

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

Our quarterly revenue and operating results have varied and in the future may vary significantly, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of our annual results or future performance. Any shortfalls in revenue or earnings from levels expected by industry analysts or investors, as a result of such quarterly fluctuations or otherwise, could have an immediate and significant adverse effect on the market price of our common stock in any given period. Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include, among others:

●	demand for our products;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used as well as global and local labor shortages and loss of personnel;

●	the effect of inflation, increased interest rates and other recessionary indicators and supply chain disruptions;

●	the impact of COVID-19 on the number of elective procedures and our business and operating results;

●	the level of competition;

●	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;

●	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;

●	the timing of or failure to obtain regulatory clearances or approvals for our products;

●	changes in pricing policies by us and our competitors;

●	changes in the treatment practices of our customers;

●	changes in independent sales representative or distributor relationships and sales force size and composition;

●	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

●	the number and mix of products sold in the quarter and the geographies in which they are sold;

●	the number of selling days;

●	the availability and cost of components and materials;

●	the timing of orders and shipments;

●	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

●	work stoppages or strikes in our industry;

●	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;

●	changes in accounting standards, policies, estimates, and treatments;

●	restructuring, impairment, and other special charges;

●	costs associated with pending and any future litigation;

●	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges and manufacturing variances;

●	income tax fluctuations and changes in tax rules;

●	general economic, social and other external factors; and

●	increases of interest rates, which can increase the cost of borrowings under our credit agreements and generally affect the level of economic activity.

We have completed acquisitions and business combinations in the past and our current business strategy includes targeted strategic acquisitions in the future. Acquisitions and business combinations are risky and may harm our business, reputation, operating results and financial condition.

We have completed acquisitions and business combinations in the past, including our recent acquisition of Surgalign SPV, Inc. (“Surgalign SPV”), and may complete acquisitions and business combinations in the future, especially since one of our key growth initiatives is to add depth to our product offerings through targeted strategic acquisitions. Our ability to complete acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

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

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Also, some acquisitions, such as our recent acquisition of Surgalign SPV, may require the consent of the lenders under our credit agreements with MidCap and /or the consent of Royalty Opportunities and ROS under the Investor Rights Agreement. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders or these investors would approve future acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time.

Although our international business is not substantial, we do operate in some markets outside the United States that are subject to political, economic, and social instability and expose us to additional risks.

Although our revenue from outside the United States comprised only 1% of our total revenue for the year ended December 31, 2022, our international sales operations nevertheless expose us and our representatives, agents, and distributors to the following risks inherent in operating in foreign jurisdictions:

●	the imposition of additional U.S. and foreign governmental controls or regulations on orthopedic implants and biologic products;

●	withdrawal from or revision to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

●	economic instability, including economic instability caused by COVID-19 and currency risk between the U.S. dollar and foreign currencies, in our markets;

●	political instability, including instability related to the current conflict between Russia and Ukraine;

●	a shortage of high-quality international salespeople and distributors;

●	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

●	changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

●	transportation delays and interruptions, including due to recent supply chain and shipping disruptions; and

●	exposure to different legal and political standards.

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

A shift in performing more procedures in ambulatory surgical centers from hospitals would likely put pressure on the prices of our products and margins.

We anticipate that more outpatient eligible procedures may be performed in ambulatory surgery centers and that this trend will continue as a cost control measure within the healthcare system. Because ambulatory surgery center facility fee reimbursement is typically less than facility fee reimbursement for hospitals and due to surgeons’ potential ownership interests in ambulatory surgery centers, we typically experience more pressure on the pricing of our products by ambulatory surgery centers than by hospitals, and the average price for which we sell our products to ambulatory surgery centers is less than the average prices we charge to hospitals. In addition, some surgeons may choose to use fewer implants due to their interest in the profitability of the ambulatory surgery center. An accelerated shift of procedures using our products to ambulatory surgery centers could adversely impact the average selling prices of our products and our revenues could suffer as a result.

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

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

●	design, development and manufacturing;

●	testing, labeling, packaging, content and language of instructions for use, and storage;

●	clinical trials;

●	product safety;

●	premarket clearance and approval;

●	marketing, sales and distribution (including making product claims);

●	advertising and promotion;

●	product modifications;

●	recordkeeping procedures;

●	reports of corrections, removals, enhancements, recalls and field corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●	complying with the federal law and regulations requiring Unique Device Identifiers (“UDI”) on devices and their labeling and also requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database (“GUDID”); and

●	product import and export.

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

One of our independent sales agents was associated with approximately 17% and 19% of our revenues during 2022 and 2021, respectively. In any one reporting period, this independent sales agent may contribute an even larger percentage of our revenues. We do not have a long-term agreement with this independent sales agent that requires this agent to continue selling our products on our behalf. While we anticipate that we would retain most of the sales associated with this independent sales agent in the event that we lose this independent sales agent, the loss of this independent sales agent and the agent’s strong relationships with customers could adversely affect our revenues and other operating results.

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

Outside suppliers, some of whom are sole-source suppliers, provide us with products and raw materials and components used in manufacturing our orthobiologics and spinal implant products. We strive to maintain sufficient inventory of products, raw materials and components so that our production will not be significantly disrupted if a particular product, raw material or component is not available to us for a period of time, including as a result of a supplier’s loss of its ISO or other certification, long required lead times, or other reasons, such as the supply chain and shipping disruptions experienced throughout 2021 and 2022. Despite our efforts, we sometimes experience an insufficient inventory of products, raw materials and/or components. If we fail to plan our procurement accordingly or are unable to obtain sufficient quantities of raw materials and components used in manufacturing our orthobiologics and spinal implant products that meet our quality and other requirements on a timely basis for any reason, we may not produce sufficient quantities of our products to meet market demand until a new or alternative supply source is identified and qualified and, as a result, we could lose customers, our reputation could be harmed, and our business could suffer. Furthermore, an uncorrected defect or supplier’s variation in a component or raw material that is incompatible with our manufacturing, unknown to us, could harm our ability to manufacture products.

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

The population around Belgrade, Montana, where our headquarters and production facilities are located, is small, and as a result, there is a limited number of qualified personnel available in all functional areas, which has made it difficult for us to attract and retain the qualified personnel necessary for the development, operation and growth of our business. We have been further impacted by the recent labor shortage. Additionally, persistent inflation, which was especially high in Belgrade, Montana and surrounding areas during 2021 and 2022, has caused some members of the labor force to leave these areas in search of more affordable living arrangements, which has worsened our local labor shortage. Our ability to maintain our productivity at competitive levels and increase production in the future may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. Companies in our industry, including us, are dependent upon an available labor pool of qualified employees. We compete for qualified personnel with other companies, academic institutions, governmental entities, and other organizations. A shortage in the labor pool of workers, which we believe currently exists in Belgrade, Montana, and which has worsened in the past year, has made it more difficult for us to attract and retain qualified personnel. We cannot be certain that we will be able to maintain an adequate qualified labor force necessary to operate efficiently and to support our growth strategy and operations. During 2022, these labor shortages contributed to production shortages and, from time to time, an inability for us to operate at full capacity. The tight labor market in the Belgrade, Montana, area also has required us to enhance our wages and benefit packages to attract a sufficient number of workers, and it is possible that these increased labor costs may not be effective in recruiting and retaining a sufficient number of qualified personnel. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining a sufficient number of qualified personnel in the future. If we cannot attract and retain qualified personnel or if we must increase substantially our labor costs to attract and retain qualified personnel, the growth and success of our business, as well as our operating results and financial condition, will be adversely affected.

We have limited staffing and are dependent upon key employees.

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

We have a history of incurring net losses, and at December 31, 2022, we had an accumulated deficit of $243.7 million. During the year ended December 31, 2022, we incurred a net loss of $8.6 million. Our ability to achieve profitability will be influenced by many factors, including, among others, the level and timing of future revenues and expenditures; development, commercialization, market acceptance and availability and supply of our products; competing technologies and market developments; our ability to develop and introduce new products; regulatory requirements and delays; the strength of our relationships with our independent sales agents and distributors; and our ability to attract and retain key personnel. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our stockholders’ equity, and we may never achieve or sustain profitability.

We may need additional financing to satisfy our anticipated future liquidity requirements, which financing may not be available on favorable terms, or at all, at the time it is needed and which could reduce our operational and strategic flexibility.

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents and restricted cash balance of approximately $20.5 million as of December 31, 2022, together with existing credit availability under our Credit, Security and Guarantee Agreement (Term Loan), as amended (the “Term Credit Agreement”), and Credit, Security and Guaranty Agreement (Revolving Loan), as amended (the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”), with MidCap Financial Trust (“MidCap”), in its capacity as agent, will be sufficient to meet our anticipated cash requirements through at least the end of March 2024. Although we have availability under our Term Credit Agreement, our ability to obtain additional term loans under this agreement is in the sole and absolute discretion of MidCap and the lenders. Additionally, although we have availability under our Revolving Credit Agreement, the availability of such funds is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory. These credit facilities have a maturity date of May 1, 2026, and all of our indebtedness thereunder matures on such date. We may require or we may seek additional funds to fund our future operations and business strategy prior to March 2024. Accordingly, there is no assurance that we will not need or seek additional funding at any time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations, license agreements or acquisition transactions. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects. If adequate funds are not otherwise available, we could be required to curtail operations significantly, including reducing our sales and marketing expenses, which could negatively impact product sales, delaying new product initiatives, and we could even be required to cease operations, liquidate our assets and possibly seek bankruptcy protection.

To the extent we raise additional financing through the sale of equity or convertible debt securities or the restructuring or refinancing of our outstanding debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, or liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to purchasers, which could dilute our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we must obtain the consent of MidCap and ROS and Royalty Opportunities, and no assurance can be provided that MidCap, ROS or Royalty Opportunities would provide such consent, which could limit our ability to raise additional financing.

We have indebtedness which matures on May 1, 2026. We may not be able to extend the maturity date of or replace our Credit Agreements or generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition, and operating results.

As of December 31, 2022, we had $15.4 million of principal outstanding under our Credit Agreements, which indebtedness matures on May 1, 2026. Although we believe that we will be able to refinance or pay off our outstanding indebtedness or extend the maturity date of that facility at the appropriate time, no assurance can be provided that we will do so on terms that are favorable to us or at all. Our ability to make payments on, and to refinance, our indebtedness, and our ability to fund planned capital expenditures, contractual cash obligations, known and unknown liabilities, research and development efforts, working capital, any future acquisitions and business combinations, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, the consent of our lender, and other factors, including market conditions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.

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

Our Credit Agreements include a number of significant financial and operating restrictions. For example, the Credit Agreements require us to maintain net product revenue at or above minimum levels and to maintain a minimum liquidity threshold or a minimum adjusted EBITDA level, in each case at levels specified in the Credit Agreements. The Credit Agreements also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

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

Our outstanding indebtedness under the Credit Agreements bears interest at variable rates, which subjects us to interest rate risk and could increase the cost of servicing our indebtedness. The impact of increases in interest rates, such as interest rate increases stemming from the Federal Reserve’s recent and planned increases to the target range for the federal funds rate, could be more significant for us than it would be for some other companies because of the amount of our outstanding indebtedness, thereby affecting our profitability.

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

Our Credit Agreements contain representations, warranties, fees, affirmative and negative covenants, substantial operating covenants, and default provisions. A breach of any of these covenants could result in a default under the agreements. Upon the occurrence and during the continuance of an event of default under the Credit Agreements, MidCap could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and suspend or terminate all commitments to extend further credit. If MidCap accelerates the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. In addition, to secure the performance of our obligations under the Credit Agreements, we pledged substantially all of our assets, including our intellectual property, to MidCap and the lenders. Our failure to comply with the covenants under the Credit Agreements could result in an event of default, the acceleration of our debt and the loss of our assets.

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

We rely extensively on IT systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, invoicing and shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and providing data security and other processes necessary to manage our business. During 2022, we implemented a significant upgrade to our enterprise resource planning system. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate for this on a timely basis, we may suffer interruptions in our ability to manage operations. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks and those of our customers, suppliers, independent sales agents, distributors and third-party service providers, and the confidentiality, availability and integrity of any underlying information and data. Work from home arrangements may increase cybersecurity risks related to phishing, malware, and other similar cybersecurity attacks. We have programs, processes and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. We undertake considerable ongoing improvements to our IT systems in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur may be challenging. During 2021, one of our employees was the victim of phishing scheme and as a result we paid three fraudulent invoices. Although the amount involved was immaterial, management brought the matter to the attention of the Audit Committee of the Board of Directors and immediately implemented a remediation plan in response thereto. Despite the remediation plan, no assurance can be provided that we will not become subject to another or similar attack, especially when our cybersecurity protection is dependent at least to some extent on the lack of human error. Additionally, on February 9, 2022, the SEC proposed new rules related to cybersecurity risk management, which may further increase our regulatory burden and the cost of compliance in such events.

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

ROS and Royalty Opportunities collectively owned approximately 67% of our outstanding common stock as of December 31, 2022. We are party to an Investor Rights Agreement with ROS and Royalty Opportunities under which they are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If ROS and Royalty Opportunities are unable to maintain this ownership threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with their ownership interests. In addition, under the Investor Rights Agreement, for so long as the ownership threshold is met, we must obtain the approval of a majority of our common stock held by ROS and Royalty Opportunities to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of our Board of Directors; and (ix) make loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. As long as the ownership threshold is met, we may not increase the size of our Board of Directors beyond seven directors without the approval of a majority of the directors nominated by ROS and Royalty Opportunities. The Investor Rights Agreement also grants ROS and Royalty Opportunities the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell.

Because of their significant share ownership and control, OrbiMed has the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders and Board of Directors, including amendments to our Charter, Third Amended and Restated Bylaws (“Bylaws”), election and removal of directors, the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions, as well as certain day-to-day decisions involved in operating our business, such as annual operating plans, capital expenditures and other investments in our business. The interests of OrbiMed may not necessarily in all cases be aligned with management’s views on the operation of our business or the interests of our other stockholders. In addition, OrbiMed and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions or not pursuing such transactions that, in their judgment, could enhance or reduce their investment, even though such transactions might involve risks to our other stockholders. For example, OrbiMed could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. In addition, OrbiMed and their affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors and could preclude any acquisition of our Company. This concentration of voting control could deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

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

The market price for securities of medical device and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The trading volume and prices of our common stock have been and may continue to be volatile and could fluctuate widely due to factors both within and beyond our control. During 2022, the sale price of our common stock ranged from $0.46 to $0.88 per share, and our daily trading volume ranged from 2 thousand to 328 thousand shares. Such volatility may be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of our common stock may harm the value of the investment of our stockholders in our common stock. Factors that may have a significant impact on the market price and marketability of our common stock include, among others:

●	the terms of any potential future transaction(s) related to debt financing, debt restructuring or capital raising;

●	our ability to make interest payments under our Credit Agreements;

●	our observance of covenants under our Credit Agreements;

●	announcements of technological innovations or new commercial products by us or our present or potential competitors;

●	developments or disputes concerning patent or other proprietary rights;

●	developments in our relationships with employees, suppliers, distributors, sales representatives and customers;

●	acquisitions or divestitures;

●	litigation and government proceedings;

●	adverse legislation, including changes in governmental regulation;

●	third-party reimbursement policies;

●	additions or departures of key personnel;

●	sales of our equity securities by our significant stockholders or management or sales of additional equity securities by our Company;

●	changes in securities analysts’ recommendations;

●	short selling;

●	changes in health care policies and practices;

●	the delisting of our common stock or halting or suspension of trading in our common stock by the NYSE American;

●	economic, social and other external factors, such as COVID-19, supply chain disruptions, labor shortages and persistent inflation; and

●	general market conditions.

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

From time to time, we issue equity securities to raise additional financing and in connection with debt restructurings. During 2022, we issued in a private placement approximately 20.3 million shares of common stock at a purchase price of $0.48 per share and warrants to purchase approximately 5.1 million shares of common stock. Future dilution may occur due to additional future equity issuances and/or equity financing events by us, including any potential future restructuring of our outstanding indebtedness. In addition, we may raise additional capital through the sale of equity or convertible debt securities, which would further dilute the ownership interests of our stockholders. As of December 31, 2022, we had outstanding warrants to purchase approximately 12,187,470 shares of our common stock, stock options to purchase 3,347,819 shares of our common stock and restricted stock unit awards covering 3,612,433 shares of our common stock under the Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan, options to purchase 12,845 shares of our common stock under our prior equity compensation plan, and 7,443,895 shares available for issuance under the Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan. If these or any future warrants, options or restricted stock units are exercised or otherwise converted into shares of our common stock, our stockholders will experience additional dilution.

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

Several provisions of our Charter and Bylaws and our Investor Rights Agreement could make it difficult for our stockholders to change the composition of our Board of Directors, preventing them from changing the composition of management. In addition, several provisions of our Charter and Bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable. These provisions include:

●	We have shares of common stock and preferred stock available for issuance without stockholder approval. The existence of unissued and unreserved common stock and preferred stock may enable the Board of Directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, thereby protecting the continuity of our management.

●	Shares of our common stock do not have cumulative voting rights in the election of directors, so our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors.

●	Special meetings of the stockholders may be called only by the Board of Directors, the chair of the Board of Directors or the chief executive officer.

●	The Board of Directors may adopt, alter, amend or repeal our Bylaws without stockholder approval.

●	Unless otherwise provided by law, any newly created directorship or any vacancy occurring on the Board of Directors for any cause may be filled by the affirmative vote of a majority of the remaining members of the Board of Directors even if such majority is less than a quorum, and any director so elected shall hold office until the expiration of the term of office of the director whom he or she has replaced or until his or her successor is elected and qualified.

●	The affirmative vote of the holders of at least two-thirds of the voting power of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, is required to amend or repeal the provisions of our Charter related to the amendment of our Bylaws, the Board of Directors and our stockholders as well as the general provisions of our Charter.

●	Stockholders must follow advance notice procedures to submit nominations of candidates for election to the Board of Directors at an annual or special meeting of our stockholders, including director election contests subject to the SEC’s universal proxy rules, and must follow advance notice procedures to submit other proposals for business to be brought before an annual meeting of our stockholders.

●	Unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware, subject to certain limitations, will be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising under any provision of the General Corporation Law of the State of Delaware (“DGCL”), our Charter or our Bylaws, or (iv) any action asserting a claim governed by the internal-affairs doctrine.

●	The Investor Rights Agreement includes director nomination rights, which provide that so long as the Ownership Threshold (as defined in the Investor Rights Agreement) is met, Royalty Opportunities and ROS are entitled to nominate such individuals to the Board of Directors constituting a majority of the directors. In addition, under the Investor Rights Agreement, so long as the Ownership Threshold is met, certain matters require the approval of Royalty Opportunities and ROS to proceed with such a transaction, including without limitation, the sale, transfer or other disposition of our assets or businesses or our subsidiaries with a value in excess of $250,000 in the aggregate during any fiscal year (other than sales of inventory or supplies in the ordinary course of business, sales of obsolete assets (excluding real estate), sale-leaseback transactions and accounts receivable factoring transactions).

●	The Letter Agreement between us and Mr. Stavros Vizirgianakis includes director nomination rights, which terminate on the earlier of (i) the date on which Mr. Vizirgianakis ceases to hold at least 75% of the shares of common stock purchased by him in our 2022 private placement, (ii) the second anniversary of the date of the second closing of our 2022 private placement, or (iii) upon written notice of Mr. Vizirgianakis to us.

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

Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising under any provision of the DGCL, or (iv) any action asserting a claim governed by the internal-affairs doctrine. Stockholders in our Company will be deemed to have notice of and have consented to the provisions of our Charter related to choice of forum. The choice of forum provision in our Charter may limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us.

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

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. For example, the credit and financial markets may be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as the lingering economic impacts of COVID-19, continuing supply chain disruptions, labor shortages and persistent inflation, and measures taken in response thereto, including recent interest rate increases, could also adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires or flooding. Concern over climate change could result in new legal or regulatory requirements designed to report, reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights. For example, during 2022, the SEC proposed new climate disclosure rules, which, if adopted, would require new climate related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring public companies to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the company’s business partners and contractors and end-users of the company’s products and/or services. We are currently assessing the impact of the new rules, if adopted as proposed, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules if adopted. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition. Additionally, inconsistency of regulations at the state level in the states in which we operate may affect the costs of compliance with such legal or regulatory requirements.

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

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we must make decisions that impact our results of operations and/or financial condition. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and expert valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time our consolidated financial statements are prepared. Our critical accounting estimates are described later in this report under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board (“FASB”), and the SEC may amend, expand, and/or eliminate the financial accounting or reporting standards that govern the preparation of our consolidated financial statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards should be applied. We disclose the impact of accounting pronouncements that have been issued but not yet adopted within our Annual and Quarterly Reports on Form 10-K and Form 10-Q, respectively. However, we do not provide an assessment of proposed accounting pronouncements, as such proposals are subject to change through the exposure process and therefore, we cannot meaningfully assess their effects on our consolidated financial statements. Future changes to accounting standards could modify the accounting policies and procedures that are currently utilized in the preparation of our consolidated financial statements. Such changes may be difficult to predict and implement and could materially, or otherwise, impact how we prepare and report our consolidated financial statements, results of operations, and financial condition.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE American, may strain our resources and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

Public companies are facing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs could result in material increases to our overall operational costs. Our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to adapt to or comply with regulatory requirements or to respond to investor or stakeholder expectations and standards could negatively impact our business and reputation and have a negative impact on the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters and manufacturing facility are located at 664 Cruiser Lane, Belgrade, Montana 59714. We also have two other facilities on the Montana campus, located at 600 Cruiser Lane, Belgrade, Montana 59714, and at 732 Cruiser Lane, Belgrade, Montana 59714. All our properties are leased.

We lease an approximately 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana, which runs through October 2025. This building is an FDA registered facility with a Class 10,000 (ISO 7) environmentally controlled area. The validated manufacturing areas and laboratory facilities located in this facility provide processing, final packaging and testing space to manufacture medical devices pursuant to FDA, GMP regulations, and ISO 13485:2003. The facility is registered with the FDA for device design, device manufacture, and contract manufacture, as well as for screening, testing, storing, and distributing biological tissues. We also lease approximately 17,700 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana. This space includes six Class 100 (ISO 5) clean rooms, a fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory. We lease the building under a ten-year operating lease which runs through October 2025 and has a ten-year renewal option. We also lease approximately 21,000 square feet in a building located at 732 Cruiser Lane, Belgrade, Montana, where one Class 1,000 (ISO 6) clean room is located, which runs through October 2025.

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

Holders of Record

As of March 3, 2023, we had 170 holders of record.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future. In addition, our credit agreements with MidCap preclude us from paying dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities of our Company during the quarter ended December 31, 2022, other than the issuance of shares of our common stock and warrants in connection with our private placement, as reported in a Current Report on Form 8-K as filed with the SEC on October 11, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other equity securities of our Company during the quarter ended December 31, 2022.

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

Acquisition of Coflex and CoFix Product Lines

On February 28, 2023, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Surgalign SPV, Inc. (“Surgalign SPV”), a Delaware corporation and wholly owned subsidiary of Surgalign Spine Technologies, Inc., a Delaware corporation (“Seller”), Seller and Surgalign Holdings, Inc., a Delaware corporation, pursuant to which we purchased all of the issued and outstanding shares of common stock of Surgalign SPV, which shares constitute all of the outstanding equity of Surgalign SPV, for an aggregate purchase price of $17.0 million in cash. The closing contemplated by the Equity Purchase Agreement occurred on February 28, 2023 (the “Closing”).

Immediately prior to the Closing, Seller and its affiliates transferred and assigned to Surgalign SPV, a privately held, newly formed entity, certain intellectual property, contractual rights and other assets related to the design, manufacture, sale and distribution of its Coflex and CoFix products in the United States (the “Coflex Business”). The Coflex and CoFix products have been approved by the U.S. Food and Drug Administration for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression and provide minimally invasive, motion preserving stabilization.

For additional information regarding the acquisition of Surgalign SPV, refer to Note 17 – Subsequent Events in the consolidated financial statements in this Form 10-K.

Impact of COVID-19

At the onset of, and at various times during, the COVID-19 pandemic, hospitals and other medical facilities have cancelled or deferred elective procedures, diverted resources to patients suffering from infections, and limited access for non-patients, including our direct and indirect sales representatives. Because of these circumstances, surgeons and their patients have deferred, and may continue to defer, procedures in which our products otherwise would be used. In addition, many facilities that specialize in procedures in which our products are used have experienced, and may continue to experience, staffing shortages, temporary closures, and/or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the number of elective procedures being conducted and the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and may continue to have a material adverse effect on our revenues. During the first quarter of 2022, spine and other surgery procedure volumes were negatively impacted in many of our key markets, due to cancellations and/or postponements of procedures as a result of hospitalizations of COVID-19 patients, restrictions on elective procedures and staffing shortages in our key markets, which negatively impacted our first quarter 2022 revenues. This reduction in elective procedures and staffing shortages subsided beginning in the second quarter and during the remainder of 2022, but could reoccur if there is another wave or sustained resurgence of COVID-19 cases and hospitalizations.

COVID-19 also has caused and may continue to cause adverse effects on general commercial activity and the global economy and supply chain, disrupting our ability to obtain raw materials, components and products. COVID-19 has also adversely affected, and may continue to adversely affect, our distributors, independent sales representatives, customers, contract manufacturers and suppliers and their respective businesses, which in turn, have adversely affected, and may continue to adversely affect, our business and operations. Although we continue to monitor the impact of COVID-19 on our business, operations and financial results, the full extent to which COVID-19 will continue to impact our business during 2023 will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 variants, actions taken to contain or treat the impact of COVID-19, the availability, acceptance and effectiveness of vaccines, future resurgences of the virus and its variants, the level of any government restrictions, patient capacity at hospitals and healthcare systems, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. If our revenues do not recover to pre-COVID-19 pandemic levels, we may be required to incur impairment charges to our long-lived assets and goodwill and write-off excess inventory, which would likely adversely affect our future operating results.

Results of Operations

Comparison of Years Ended December 31, 2022 and December 31, 2021

The following table sets forth our results of operations for 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Orthopedic product sales	$57,958	100.0%	$55,146	99.8%
Other revenue	11	0.0%	117	0.2%
Total Revenue	57,969	100.0%	55,263	100.0%

Cost of Sales	25,832	44.6%	22,773	41.2%

Gross Profit	32,137	55.4%	32,490	58.8%

Operating Expenses
General and administrative	15,462	26.7%	14,449	26.1%
Sales and marketing	22,515	38.8%	21,025	38.0%
Research and development	915	1.6%	870	1.6%
Total Operating Expenses	38,892	67.1%	36,344	65.7%

Loss from Operations	(6,755)	(11.7)%	(3,854)	(7.0)%

Other Expense
Interest expense	(1,692)	(2.9)%	(995)	(1.8)%

Interest income	31	0.1%	—	0.0%
Total Other Expense	(1,661)	(2.9)%	(995)	(1.8)%

Net Loss from Operations Before Provision for Income Taxes	(8,416)	(14.5)%	(4,849)	(8.8)%

Provision for Income Taxes
Current and Deferred	(69)	(0.1)%	—	(0.0)%

Net Loss	$(8,485)	(14.6)%	$(4,849)	(8.8)%

Revenue

Total revenue for the year ended December 31, 2022 increased 5% to $58.0 million compared to $55.3 million for the prior year. This is attributed primarily to revenue from new products introduced during 2021, specifically OsteoVive® Plus and OsteoFactor™.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 13%, or $3.0 million, to $25.8 million for the year ended December 31, 2022 from $22.8 million for the year ended December 31, 2021. This is primarily due to additional expense of $1.0 million related to increased reserve expense for excess and obsolete inventory and additional salaries and wages expense of $0.9 million, with the remaining increase relating primarily to higher sales levels.

Gross profit as a percentage of sales decreased to 55.4% for the year ended December 31, 2022 compared to 58.8% for the year ended December 31, 2021. Of this decrease, 280 basis points were due to higher production costs and 180 basis points resulted from increased charges for excess and obsolete inventory.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs and corporate expenses for legal, accounting and other professional fees, as well as occupancy costs. General and administrative expenses increased 8%, or $1.1 million, to $15.5 million for the year ended December 31, 2022 compared to $14.4 million for the year ended December 31, 2021. This increase is primarily attributable to additional expense of $0.6 million related to various compensation plans, additional expense of $0.4 million related to product registrations and costs related to ERP system upgrades of $0.4 million, partially offset by legal settlement expenses of $0.6 million during the prior year.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 7%, or $1.5 million, to $22.5 million for the year ended December 31, 2022 compared to $21.0 million for the year ended December 31, 2021. The year-over-year increase included additional independent agent commissions expense of $1.1 million resulting from higher sales and a greater mix of independent agent sales and additional expense of $0.2 million associated with tradeshows and related travel.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new product technologies. Research and development expenses were $0.9 million for each of the years ended December 31, 2022 and 2021.

Interest Expense

Interest expense for the year ended December 31, 2022 increased $0.7 million to $1.7 million as compared to $1.0 million for the year ended December 31, 2021. This increase resulted from our debt refinancing in May 2021, prior to which no interest expense related to our debt instruments was incurred during 2021. We expect interest expense to increase in future periods compared to the comparable prior year periods in light of current rising interest rates. We expect that our annualized interest expense will increase approximately $0.1 million for every 75 basis points of increase to the reference rate associated with our credit agreements before adjusting for principal payments.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$20,507	$18,387
Accounts receivable, net	10,853	7,154
Inventories	17,285	17,945
Total current assets	49,318	44,330
Accounts payable	3,490	2,615
Accrued liabilities	5,496	4,349
Line of credit	3,379	3,620
Current portion of long-term debt	2,333	—
Total current liabilities	15,218	11,077
Net working capital	34,100	33,253

Our increase in cash and cash equivalents was due primarily to net proceeds from our 2022 private placement of common stock and warrants, partially offset by net cash used in operations.

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

Cash Flows

Net cash used in operating activities for the year ended December 31, 2022 was $5.3 million compared to $0.4 million provided by operating activities for the year ended December 31, 2021. This increase in net cash used in operating activities relates primarily to the increase in net loss, partially offset by the effects of changes in operating assets and liabilities.

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $1.6 million and $1.9 million, respectively, primarily representing purchases of property and equipment.

Net cash provided by financing activities was $9.0 million for the year ended December 31, 2022, which was primarily attributable to $9.3 million of proceeds from the private placement of common stock and common stock warrants, net of issuance costs. Net cash provided by financing activities was $17.5 million for the year ended December 31, 2021, which was primarily attributable to $18.4 million of proceeds the private placement of common stock and common stock warrants, net of issuance costs.

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

The proceeds of the Term Facility and Revolving Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Company’s prior credit facility, which is described below. As of December 31, 2022, the Company had $3.4 million outstanding and $4.6 million of availability under the Revolving Facility. On October 27, 2022, the Credit Agreements were amended to transition the reference rate from LIBOR to term SOFR. The term SOFR reference rate was applied to amounts outstanding and draws that took place on or after the November 1, 2022.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR rate, as such term is defined in the Credit Agreements, plus 0.11%, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 1.00%. As of December 31, 2022, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.20%, and the effective rate of the Revolving Facility was 8.74%.

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

On March 7, 2022, the Credit Agreements were amended to, among other things, (i) provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the Credit Agreements) is in excess of $14 million and there is not otherwise an event of default under the Credit Agreements, commencing with the next delivery of the compliance certificate required under the Credit Agreements, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the exit fees were increased by 25 basis points. As of December 31, 2022, we were in compliance with all covenants under the Credit Agreements.

On February 28, 2023, in connection with the acquisition of Surgalign SPV, the Term Credit Agreement was amended pursuant to an Amendment No. 3 to Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 3”) to provide approximately $5.0 of funding for such acquisition. In addition to the Term Amendment No. 3., we entered into an Amendment No. 3 to Credit, Security and Guarantee Agreement (Revolving Loan) (together with the Term Amendment No. 3, the “Amendments No. 3”), which amends the Revolving Credit Agreement. Additionally, the Amendments No. 3 (i) re-set the date certain fees payable in connection with optional prepayments under the Term Credit Agreement and the Revolving Credit Agreement are determined to the date the amendments were executed and consequently extended such fees’ original expiration and (ii) increased the minimum amount of interest payable under the Term Credit Agreement and the Revolving Credit Agreement from 1% to 2.5%.

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

Cash Requirements

We believe that our $20.5 million of cash and cash equivalents as of December 31, 2022, together with amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least March 2024 despite the use of $12.0 million of cash subsequent to the end of the year in connection with the acquisition of Surgalign SPV. However, we may require or seek additional capital to fund our future operations and business strategy prior to March 2024. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences or rights that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could further dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights or preferences granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of the Agent under our Credit Agreements and/or ROS and Royalty Opportunities under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof. In addition, the investors in our 2022 private placement have certain participation rights with respect to certain future equity offerings for capital raising purposes.

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

We chose December 31 to assess our annual goodwill for any impairment in order to closely align with the timing of our annual planning process. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. There was no impairment of goodwill recorded in 2022 or 2021.

We evaluate other intangible assets whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. We did not have a triggering event in 2022 or 2021.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method and includes materials, labor and overhead. We calculate an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions about anticipated future demand for products. A significant sustained decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development and introductions that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Our estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Our estimates of anticipated future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. Increases in our inventory reserves result in a corresponding expense, which is recorded to cost of sales. We believe the total reserve at December 31, 2022 is adequate.

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

Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on our ability to collect a portion or all of our accounts receivable. We believe that an analysis of historical trends and our current knowledge of potential collection issues provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge, as applicable, to bad debt expense in the period that we made such a determination. We believe our allowance for doubtful accounts at December 31, 2022 of $0.5 million is adequate.

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

Management’s evaluation of going concern was conducted as part of its discussions with and the review by the Board of Directors of our 2023 Annual Operating Plan. Management believes that our $20.5 million of cash and cash equivalents as of December 31, 2022, together with amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least March 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to Xtant as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Xtant Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xtant Medical Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

Critical Audit Matter Description

As explained in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a quarterly basis for estimated obsolescence and excess inventory and adjusts inventory to its net realizable value as necessary. Net inventory at December 31, 2022 totaled $17.3 million.

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

Denver, Colorado

March 7, 2023

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue
Orthopedic product sales	$57,958	$55,146
Other revenue	11	117
Total Revenue	57,969	55,263

Cost of Sales	25,832	22,773

Gross Profit	32,137	32,490

Operating Expenses
General and administrative	15,462	14,449
Sales and marketing	22,515	21,025
Research and development	915	870
Total Operating Expenses	38,892	36,344

Loss from Operations	(6,755)	(3,854)

Other Expense
Interest expense	(1,692)	(995)
Interest income	31	—
Total Other Expense	(1,661)	(995)

Net Loss from Operations Before Provision for Income Taxes	(8,416)	(4,849)

Provision for Income Taxes Current and Deferred	(69)	—

Net Loss	$(8,485)	$(4,849)

Net loss per share:
Basic	$(0.09)	$(0.06)
Dilutive	$(0.09)	$(0.06)

Shares used in the computation:
Basic	94,085,197	85,456,175
Dilutive	94,085,197	85,456,175

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of	As of
	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash-equivalents	$20,298	$18,243
Restricted cash	209	144
Trade accounts receivable, net of allowance for credit losses of $515 and $552, respectively	10,853	7,154
Inventories	17,285	17,945
Prepaid and other current assets	673	844
Total current assets	49,318	44,330

Property and equipment, net	5,785	5,212
Right of use asset, net	1,380	1,258
Other assets	197	287
Intangible assets, net	344	400
Goodwill	3,205	3,205

Total Assets	$60,229	$54,692

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,490	$2,615
Accrued liabilities	5,496	4,349
Current portion of lease liability	458	462
Current portion of finance lease obligations	62	31
Line of credit	3,379	3,620
Current portion of long-term debt	2,333	—
Total current liabilities	15,218	11,077

Long-term Liabilities:
Lease liability, net	972	842
Financing lease obligations, net	181	103
Long-term debt, plus premium and less issuance costs	9,687	11,787
Total Liabilities	26,058	23,809

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 108,874,803 shares issued and outstanding as of December 31, 2022 and 300,000,000 shares authorized; 87,068,980 shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	277,841	266,068
Accumulated deficit	(243,670)	(235,185)
Total Stockholders’ Equity	34,171	30,883

Total Liabilities & Stockholders’ Equity	$60,229	$54,692

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	77,573,680	$—	$244,850	$(230,336)	$14,514

Private placement of common stock, net of issuance costs of $1,926	8,888,890	—	12,831	—	12,831
Warrants issued in connection with the private placement	—	—	5,243	—	5,243
Warrants issued in connection with the private placement to placement agents	—	—	351	—	351
Common stock issued on vesting of restricted stock units	782,596	—	—	—	—
Gain on debt extinguishment	—	—	785	—	785
Withholding of common stock upon vesting of restricted stock units	(176,186)	—	(201)	—	(201)
Stock-based compensation	—	—	2,209	—	2,209
Net loss	—	—	—	(4,849)	(4,849)
Balance at December 31, 2021	87,068,980	$—	$266,068	$(235,185)	$30,883

Private placement of common stock, net of issuance costs of $436	20,305,429	—	7,681	—	7,681
Warrants issued in connection with the private placement	—	—	1,628	—	1,628
Common stock issued on vesting of restricted stock units	1,500,394	—	—	—	—
Stock-based compensation	—	—	2,464	—	2,464
Net loss	—	—	—	(8,485)	(8,485)
Balance at December 31, 2022	108,874,803	$—	$277,841	$(243,670)	$34,171

See notes to audited consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(8,485)	$(4,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,292	1,332
Non-cash interest	233	147
Non-cash rent	4	9
Gain on sale of fixed assets	(93)	(86)
Stock-based compensation	2,464	2,209
Provision for reserve on accounts receivable	243	45
Provision for excess and obsolete inventory	1,812	839

Changes in operating assets and liabilities:
Trade accounts receivable	(3,941)	(319)
Inventories	(1,152)	2,624
Prepaid and other assets	261	(67)
Accounts payable	875	(332)
Accrued liabilities	1,146	(1,113)
Net cash (used in) provided by operating activities	(5,341)	439

Investing activities:
Purchases of property and equipment	(1,764)	(2,115)
Proceeds from sale of fixed assets	205	225
Net cash used in investing activities	(1,559)	(1,890)

Financing activities:
Borrowings on line of credit	54,229	36,361
Repayments on line of credit	(54,470)	(36,492)
Payments on financing leases	(50)	(50)
Proceeds from issuance of common stock, net of issuance costs	9,311	18,426
Payment of taxes from withholding of common stock on vesting of restricted stock units	—	(201)
Costs associated with refinancing	—	(136)
Payments on long-term debt	—	(411)
Net cash provided by financing activities	9,020	17,497

Net change in cash and cash equivalents and restricted cash	2,120	16,046

Cash and cash equivalents and restricted cash at beginning of year	18,387	2,341
Cash and cash equivalents and restricted cash at end of year	$20,507	$18,387
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$20,298	$18,243
Restricted cash	209	144
Total cash and cash equivalents and restricted cash reported in the consolidated balance sheets	$20,507	$18,387

See notes to audited consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Xtant Medical Holdings, Inc., formerly known as Bacterin International Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, are jointly referred to herein as “Xtant” or the “Company”). The terms “we,” “us” and “our” also refer to Xtant.

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

Since March 2020, the COVID-19 pandemic has caused business closures, severe travel restrictions and implementation of social distancing measures. At the onset of the COVID-19 pandemic, hospitals and other medical facilities cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Because of COVID-19, surgeons and their patients have been, and may continue to be, required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have experienced temporary closures or reduced operating hours. These circumstances have negatively impacted, and may continue to negatively impact, the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which has had and will likely continue to have a material adverse effect on our revenues.

At December 31, 2022, the Company had cash and cash equivalents of $20.5 million, and an accumulated deficit of $243.7 million and has incurred significant losses in the current and prior periods.

Management’s evaluation of going concern was conducted as part of its discussions with the Xtant Board of Directors’ review of the 2023 Annual Operating Plan. Management believes that our $20.5 million of cash and cash equivalents as of December 31, 2022, together with amounts available under our line of credit, will be sufficient to meet our anticipated cash requirements through at least March 2024.

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

Concentrations and Credit Risk

The Company’s accounts receivables are from a variety of health care organizations and distributors throughout the world. No single customer accounted for more than 10% of our revenue or accounts receivable in the fiscal years 2022 or 2021. Management believes that all significant credit risks have been identified at December 31, 2022.

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Estimates and assumptions relating to receivables, inventories, goodwill, deferred income tax assets and liabilities, lease obligations and corresponding right-of-use asset, fair value of long-term debt, stock option grants and other equity awards are made at the end of each reporting period by management. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value. At times, the Company maintains deposits in financial institutions in excess of federally insured limits.

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain credit agreements. The December 31, 2022 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

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

For each surgical procedure, the sales agent reports use of the product by the hospital and, as soon as practicable thereafter, ensures that the hospital provides a purchase order to the Company. Revenue is recognized upon utilization of product.

Additionally, the Company sells product directly to domestic and international stocking resellers, original equipment manufacturer resellers and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. The Company recognizes revenue when the control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements, and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions. In the normal course of business, the Company accepts returns of product that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes. Payment terms are generally net 30 days from invoice date and some customers are offered discounts for early pay.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America. Sales are reported net of returns. No rebates, group purchasing organization fees or other customer allowances are present, and so are not relevant to net revenue determination. The following table presents revenues from these product lines for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31, 2022	Percentage of Total Revenue	Year Ended December 31, 2021	Percentage of Total Revenue
Orthobiologics	$47,143	81%	$42,259	77%
Spinal implant	10,815	19%	12,887	23%
Other revenue	11	0%	117	0%
Total revenue	$57,969	100%	$55,263	100%

Research and Development

Research and development costs, which are principally related to internal costs for the development of new products, are expensed as incurred.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Our diluted net loss per share is the same as basis earnings per share, as the effects of including 19,160,567 and 13,282,882 outstanding stock options, warrants and restricted stock units for the years ended December 31, 2022 and 2021, respectively, are anti-dilutive.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2022 and 2021, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

(2) Receivables

The Company’s provision for current expected credit loss is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021

Balance at January 1	$552	$653
Provision for current expected credit losses	243	45
Write-offs against allowance	(280)	(146)
	$515	$552

(3) Inventories

Inventories consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$5,628	$5,613
Work in process	798	571
Finished goods	10,859	11,761
	$17,285	$17,945

(4) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31, 2022	December 31, 2021
Equipment	$5,598	$5,094
Computer equipment	1,043	751
Computer software	230	490
Leasehold improvements	4,105	3,849
Surgical instruments	11,266	11,424
Assets not yet in service	1,507	773
Total cost	23,749	22,381
Less: accumulated depreciation	(17,964)	(17,169)
	$5,785	$5,212

Depreciation expense related to property and equipment, including property under finance lease, for the years ended December 31, 2022 and 2021 was $1.2 million and $1.3 million, respectively.

(5) Goodwill and Intangible Assets

The results of the Company’s annual goodwill impairment tests for the years ended December 31, 2022 and 2021 indicated that no goodwill impairment existed as of the test date.

The following table sets forth information regarding intangible assets (in thousands):

	December 31, 2022	December 31, 2021
Patents	$807	$847
Accumulated amortization	(463)	(447)
Net carrying value	$344	$400

Amortization expense was $0.1 million for both of the years ended December 31, 2022 and 2021. The following is a summary of estimated future amortization expense for intangible assets as of December 31, 2022 (in thousands):

2023	$54
2024	53
2025	52
2026	45
2027	40
Thereafter	100
Total	$344

(6) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Wages/commissions payable	$4,464	$3,184
Other accrued liabilities	1,032	1,165
Accrued liabilities	$5,496	$4,349

(7) Debt

Long-term debt consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Amounts due under the Term Facility	$12,000	$12,000
Accrued end-of-term payments	216	83
Less: unamortized debt issuance costs	(196)	(296)
Less: current maturities	(2,333)	—
Long-term debt, less issuance costs	$9,687	$11,787

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

The proceeds of the Term Facility and Revolving Facility were used to pay transaction fees in connection with the Facilities and to pay in full all outstanding indebtedness and accrued interest under the Company’s prior credit facility, which is described below. As of December 31, 2022, the Company had $3.4 million outstanding and $4.6 million of availability under the Revolving Facility. On October 27, 2022, the Credit Agreements were amended to transition the reference rate from LIBOR to term SOFR. The term SOFR reference rate was applied to amounts outstanding and draws that took place on or after the November 1, 2022.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR rate, as such term is defined in the Credit Agreements, plus 0.11%, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 1.00%. As of December 31, 2022, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.20%, and the effective rate of the Revolving Facility was 8.74%.

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

On March 7, 2022, the Credit Agreements were amended to, among other things, (i) provide for a waiver of compliance with respect to the Company’s minimum adjusted EBITDA requirement if and so long as the Company’s liquidity (as specifically defined in the Credit Agreements) is in excess of $14 million and there is not otherwise an event of default under the Credit Agreements, commencing with the next delivery of the compliance certificate required under the Credit Agreements, and (ii) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration. In addition, the exit fees were increased by 25 basis points to 4.00% of the principal amount borrowed under the Term Facility. As of December 31, 2022, we were in compliance with all covenants under the Credit Agreements.

On February 28, 2023, in connection with the acquisition of Surgalign SPV, Inc. (“Surgalign SPV”), as described in Note 17, “Subsequent Events,” the Term Credit Agreement was amended pursuant to an Amendment No. 3 to Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 3”) to provide approximately $5.0 of funding for such acquisition. In addition to the Term Amendment No. 3., we entered into an Amendment No. 3 to Credit, Security and Guarantee Agreement (Revolving Loan) (together with the Term Amendment No. 3, the “Amendments No. 3”), which amends the Revolving Credit Agreement. Additionally, the Amendments No. 3 (i) re-set the date certain fees payable in connection with optional prepayments under the Term Credit Agreement and the Revolving Credit Agreement are determined to the date the amendments were executed and consequently extended such fees’ original expiration and (ii) increased the minimum amount of interest payable under the Term Credit Agreement and the Revolving Credit Agreement from 1% to 2.5%.

On May 6, 2021, contemporaneously with the execution and delivery of the Credit Agreements, that certain Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”), dated March 29, 2019, among the Company, the Borrowers, Royalty Opportunities and ROS, as subsequently amended, which was scheduled to mature on December 31, 2021, was terminated in accordance with the terms thereof and all outstanding amounts were repaid by the Borrowers to OrbiMed Royalty Opportunities II, LP in its role as sole lender thereunder.

(8) Equity

Private Placement

2022 Private Placement

On August 25, 2022, the Company closed the first tranche of a private placement (the “First Closing”) with several accredited investors (the “Private Placement”). At the First Closing, the Company sold approximately 14.1 million shares of common stock of the Company and warrants to purchase approximately 3.5 million shares of common stock for an aggregate purchase price of approximately $6.75 million. We received net cash proceeds of approximately $6.3 million, after deducting fees and other offering expenses, from the First Closing.

The closing of the second tranche of the Private Placement (the “Second Closing”) occurred on October 7, 2022. At the Second Closing, the Company sold an additional approximately 6.2 million shares of common stock of the Company and warrants to purchase approximately 1.6 million shares of common stock for an aggregate purchase price of approximately $3.0 million.

The warrants, described in more detail in Note (10), Warrants, have an exercise price of $0.48 per share, are subject to customary anti-dilution, but not price protection, adjustments, are immediately exercisable and expire on the five-year anniversary of the First Closing.

2021 Private Placement

On February 24, 2021, we issued in a private placement (the “2021 Private Placement”) to a single healthcare-focused institutional accredited investor (the “Investor”) 8,888,890 shares of our common stock at a purchase price of $2.25 per share, and warrants to purchase up to 6,666,668 shares of our common stock (the “Investor Warrant”). We received net cash proceeds of approximately $18.4 million, after deducting fees and other offering expenses, from the 2021 Private Placement.

The Investor Warrant, described in more detail in Note (10), Warrants, has an exercise price of $2.25 per share, subject to customary anti-dilution, but not price protection, adjustments, is immediately exercisable and expires on the five-year anniversary of the date of issuance.

In connection with the 2021 Private Placement, we entered into a placement agent agreement with a placement agent (the “Placement Agent”) pursuant to which the Placement Agent served as our exclusive placement agent in connection with the Private Placement (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, we agreed to pay the Placement Agent a fee equal to a certain percentage of the aggregate gross proceeds from the 2021 Private Placement. In addition to the cash fee, we agreed to issue to the Placement Agent a warrant to purchase up to 5.0% of the shares sold to the Investor in the 2021 Private Placement, or 444,444 shares of our common stock (the “Placement Agent Warrant”). The Placement Agent Warrant, described in more detail in Note (10), Warrants, has an exercise price of $2.8125 per share, subject to customary anti-dilution, but not price protection, adjustments, is immediately exercisable and expires on the five-year anniversary of the date of issuance.

(9) Stock-Based Compensation

Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan

On August 1, 2018, our stockholders approved the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan at the 2018 annual meeting of stockholders of Xtant and on October 30, 2019 at our 2019 annual meeting of stockholders, our stockholders approved an amendment to increase the number of shares of common stock available thereunder by 1,500,000 shares. On October 27, 2020, at our 2020 annual meeting of stockholders, our stockholders approved an amendment to increase the number of shares of our common stock available for issuance under the 2018 Plan by an additional 5,550,308 shares. On October 26, 2022, at our 2022 annual meeting of stockholders, our stockholders approved an amendment to increase the number of shares of our common stock available for issuance under the 2018 Plan by an additional 8,500,000 shares (as amended, the “2018 Plan”). The 2018 Plan became effective immediately upon initial approval of the plan by our stockholders on August 1, 2018 and will expire on July 31, 2028, unless terminated earlier. The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan (the “Prior Plan”) with respect to future grants of equity awards, although the Prior Plan continues to govern equity awards granted under the Prior Plan. The 2018 Plan permits the Board, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board may select 2018 Plan participants and determine the nature and amount of awards to be granted. Subject to adjustment as provided in the 2018 Plan, the number of shares of our common stock available for issuance under the 2018 Plan is 16,858,055 shares, of which 7,443,895 shares remained available for grant as of December 31, 2022. Under the 2018 Plan, shares of our common stock related to awards granted under the plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of the shares become available again for grant under the plan.

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

Stock option activity, including options granted under the 2018 Plan and the Prior Plan was as follows:

	2022			2021
			Weighted			Weighted
		Weighted	Average Remaining		Weighted	Average Remaining
		Average Exercise	Contract Term		Average Exercise	Contract Term
	Shares	Price	(years)	Shares	Price	(years)
Outstanding at January 1	3,201,666	$1.80		2,190,892	$2.25
Granted	602,123	0.64		1,012,083	1.27
Cancelled or expired	(443,125)	2.39		(1,309)	345.82
Outstanding at December 31	3,360,664	$1.51	8.19	3,201,666	$1.80	8.89
Exercisable at December 31	1,314,560	$2.03	7.67	649,042	$3.36	8.31

As of December 31, 2022, total compensation expense related to unvested employee stock options not yet recognized was $1.8 million, which is expected to be allocated to expenses over a weighted-average period of 2.4 years. The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $0.55 and $1.07, respectively. The estimated fair value of stock options granted is determined using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Year Ended
	December 31,
	2022	2021
Risk free interest rate	3.5%	0.97%
Dividend yield	0%	0%
Expected term	6.3 years	6.3 years
Expected volatility	112%	113%

Restricted stock unit activity for awards granted under the 2018 Plan was as follows:

	2022		2021
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	2,970,104	$1.39	2,503,698	$1.54
Granted	2,461,528	$0.55	1,249,002	$1.27
Vested	(1,500,394)	$1.26	(782,596)	$1.72
Cancelled	(318,805)	$1.32	—	$—
Outstanding at December 31	3,612,433	$0.88	2,970,104	$1.39

Total stock-based compensation expense recognized for employees and directors was $2.5 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively, and was recognized as general and administrative expense. Total compensation expense related to unvested restricted stock units not yet recognized was $2.7 million as of December 31, 2022, which is expected to be allocated to expenses over a weighted-average period of 2.2 years.

(10) Warrants

2022 Warrants

As noted in Note 8, “Equity,” on August 25, 2022, the Company issued warrants to purchase approximately 3.5 million shares of common stock. The Warrants meet all the requirements to be classified as equity awards in accordance with Accounting Standards Codification (“ASC”) No. 815-40. The number of shares of Company common stock issuable upon exercise of the Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions. In addition, the Warrants include a buy-out right whereby the holders of such warrants may put the warrants back to the Company or its successor in the event of a purchase, tender or exchange offer accepted by 50% or more of the Company’s holders of common stock and not approved by the Company’s board of directors. The buy-out amount is equal to the Black-Scholes value of the warrants on the date the triggering transaction is consummated based on certain inputs as defined in the Warrant agreement. The consideration to be paid if the buy-out provision is triggered shall be in the same type or form of consideration that is being offered and paid to the holders of Company common stock in connection with the triggering transaction.

While the Warrants are classified as a component of equity, we were required to allocate the proceeds of the Private Placement between the shares of common stock and the Warrants issued based on their relative fair values. The fair value of the Warrants, $0.47 per warrant, issued in connection with the Private Placement was determined using a Black Scholes model. Significant assumptions in the model included contractual term (5 years) and the estimated volatility factor of the Company’s stock (107%).

2021 Warrants

As noted in Note 8, “Equity,” on February 22, 2021, the Company issued the Investor Warrants and Placement Agent Warrants. The Investor and Placement Agent Warrants meet all the requirements to be classified as equity awards in accordance with ASC\ No. 815-40. The number of shares of Company common stock issuable upon exercise of the Investor Warrants and Placement Agent Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions. In addition, the Investor Warrants include a buy-out right whereby the holders of such warrants may put the warrants back to the Company or its successor in the event of a purchase, tender or exchange offer accepted by 50% or more of the Company’s holders of common stock and not approved by the Company’s board of directors. The buy-out amount is equal to the Black-Scholes value of the warrants on the date the triggering transaction is consummated based on certain inputs as defined in the Investor Warrant agreement. The consideration to be paid if the buy-out provision is triggered shall be in the same type or form of consideration that is being offered and paid to the holders of Company common stock in connection with the triggering transaction.

While the Investor Warrants are classified as a component of equity, we were required to allocate the proceeds of the 2021 Private Placement between the shares of common stock and Investor Warrants issued based on their relative fair values. We utilized a lattice valuation model to determine the fair value of the Investor Warrants. The fair value of the Placement Agent Warrants issued in connection with the 2021 Private Placement was determined using a Black Scholes model. Significant assumptions in both models included contractual term (5 years) and the estimated volatility factor based on a weighted average of comparable published betas of peer companies (61%).

The following table summarizes our warrant activities for the years ended December 31, 2022 and 2021:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding as of January 1, 2021	421,278	$10.80
Issued	7,111,112	2.29
Expired	(421,278)	10.80
Outstanding as of December 31, 2021	7,111,112	$2.29
Issued	5,076,358	0.48
Outstanding as of December 31, 2022	12,187,470	$1.53

(11) Commitments and Contingencies

Operating Leases

We currently lease three office facilities. These leases are under non-cancelable operating lease agreements with expiration dates in 2025. We have the option to extend certain leases to five or ten-year term(s) and we have the right of first refusal on any sale.

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

As of December 31, 2022, the weighted-average remaining lease term was 2.8 years. Lease expense related to operating leases was $0.6 million for both of the years ended December 31, 2022 and 2021. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, during the year ended December 31, 2022, the Company estimates the weighted-average discount rate for its operating leases to be between 5.64% and 7.05% to discount future cash flows to present value based on the incremental borrowing rate.

Future minimum payments as of December 31, 2022 under these long-term operating leases are as follows (in thousands):

2023	$534
2024	559
2025	470
Total future minimum lease payments	1,563
Less: amount representing interest	(133)
Present value of obligations under operating leases	1,430
Less: current portion	(458)
Long-term operating lease obligations	$972

Litigation

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

The components of income (loss) before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
United States	$(8,416)	$(4,849)

Total	$(8,416)	$(4,849)

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$(51)
State	69	51
Total current	—	—

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—

Total provision for income taxes	$69	$—

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 21% to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Statutory Federal tax rate	$(1,767)	$(1,018)
Valuation allowance	1,510	315
State income taxes, net of Federal benefit	(323)	(110)
Attribute reduction related to Sec. 382	—	—
Change in state income tax rate	(22)	(33)
Gain on extinguishment of debt	—	165
Stock compensation adjustment and other reconciling items	640	557
Nondeductible executive compensation	31	124
Nondeductible meals and entertainment expense	—	—

Total provision for income taxes	$69	$—

Deferred tax components are as follows (in thousands):

	At December 31,
	2022	2021
Deferred tax assets:
Accrued liability for vacation	$78	$130
Accrued commissions and bonuses / compensation	320	284
Accrued contingencies	55	52
Amortization	22	27
Bad debt reserve	139	148
Capitalized R&D expenses	287	—
Charitable contributions carryforward	15	15
Lease liability	385	350
Interest expense	2,391	1,968
Inventory reserve	3,059	2,777
Net operating loss carryovers	13,721	13,164
Stock option compensation	677	783
UNICAP	76	74
Other	55	113
Total deferred tax assets	21,280	19,811

Deferred tax liabilities:
Right of use asset	(372)	(338)
Prepaids	(56)	(83)
Depreciation	(62)	(111)
Total deferred tax liabilities	(490)	(532)

Valuation allowance	(20,790)	(19,279)

Net deferred tax assets	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $1,510,691 in 2022 and by $314,706 in 2021.

At December 31, 2022 and 2021, the Company had total domestic Federal and state net operating loss carryovers of approximately $104.8 million and $101.8 million, respectively. Federal net operating losses generated prior to 2018 and State net operating loss carryovers expire at various dates between 2023 and 2042. Federal net operating losses generated after 2017 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021.

The Company has completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2022. Based upon this study, the Company determined that an ownership change occurred during 2018. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.The 2019 through 2021 tax years remain open to examination by the Internal Revenue Service and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The 2019 through 2021 tax years remain open to examination by the Internal Revenue Service and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire.

The Company did not recognize any material interest or penalties related to income taxes for the years ended December 31, 2022 and 2021.

(13)	Employee Benefit Plans

We have a 401(k) plan for our employees. The 401(k) plan is a defined contribution plan covering substantially all of our employees. Employees are eligible to participate in the plan on the first day of any month after starting employment. Employees are allowed to contribute a percentage of their wages to the 401(k) plan, subject to statutorily prescribed limits and are subject to a discretionary employer match of 100% of their wage deferrals not in excess of 4% of their wages. The Company contributed $0.4 million and $0.3 million as part of the employer match program for the years ended December 31, 2022 and 2021, respectively.

(14)	Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash paid during the period for:
Interest	$1,454	$846
Non-cash activities:
Fixed assets acquired under finance lease	$159	$163
Revaluation of lease liability and right of use asset	$234	$—
Gain on extinguishment of Second A&R Credit Agreement	$—	$785
Extinguishment of Second A&R Credit Agreement financed by line of credit	$—	$3,755
Prepaid debt issuance costs	$—	$75
Warrants issued in connection with the 2021 Private Placement to placement agents	$—	$351

(15)	Related Party Transactions

Royalty Opportunities, which owns approximately 16% of the Company’s outstanding common stock, was the sole holder of our outstanding long-term debt and a party to the Second A&R Credit Agreement, which was terminated in connection with our debt refinancing described under Note 8, “Debt”. In addition, as described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies,” we are party to an Investor Rights Agreement and Registration Rights Agreement with Royalty Opportunities and ROS. Transactions between the Company and Royalty Opportunities and ROS are conducted under the provisions of the Second A&R Credit Agreement, the Prior Credit Agreement, the Investor Rights Agreement, and the Registration Rights Agreement, as noted above.

The Company was party to a Sublease Agreement wherein the Company leased from Cardialen, Inc., a portion of Cardialen’s office space on a month-to-month. The rent was approximately $1,000 per month. The agreement was terminated effective September 30, 2021. Because Jeffrey Peters was both a member of our Board of Directors and the Chief Executive Officer, President, and a director of Cardialen, this transaction qualified as a related party transaction.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 99% of revenue was in the United States for the years ended December 31, 2022 and 2021. Total revenue by major geographic area is as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$57,162	$54,570
Rest of World	807	693
Total	$57,969	$55,263

(17)	Subsequent Events

Acquisition of Coflex and CoFix Product Lines

On February 28, 2023, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Surgalign SPV, a Delaware corporation and wholly owned subsidiary of Surgalign Spine Technologies, Inc., a Delaware corporation (“Seller”), Seller and Surgalign Holdings, Inc., a Delaware corporation, pursuant to which we purchased all of the issued and outstanding shares of common stock of Surgalign SPV, which shares constitute all of the outstanding equity of Surgalign SPV, for an aggregate purchase price of $17.0 million in cash (the “Purchase Price”). The closing contemplated by the Equity Purchase Agreement occurred on February 28, 2023 (the “Closing”).

Immediately prior to the Closing, Seller and its affiliates transferred and assigned to Surgalign SPV, a privately held, newly formed entity, certain intellectual property, contractual rights and other assets related to the design, manufacture, sale and distribution of its Coflex and CoFix products in the United States (the “Coflex Business”). The Coflex and CoFix products have been approved by the U.S. Food and Drug Administration for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression and provide minimally invasive, motion preserving stabilization.

In conjunction with the Equity Purchase Agreement, on February 28, 2023, we entered into a Transition Services Agreement with Surgalign SVP and Seller, whereby Seller agreed to provide, or cause to be provided, to us on and after the effective date of the Equity Purchase Agreement, after giving effect to the Closing, certain transitional services related to the transition of the Coflex Business.

We funded the Purchase Price with cash on hand and approximately $5.0 million of indebtedness incurred under our Term Credit Agreement, which was amended on February 28, 2023 pursuant to an Amendment No. 3 to Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 3”) to provide such funding. In addition to the Term Amendment No. 3., we entered into an Amendment No. 3 to Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 3” and, together with the Term Amendment No. 3, the “Amendments No. 3”), which amends the Revolving Credit Agreement. Additionally, the Amendments No. 3 (i) re-set the date certain fees payable in connection with optional prepayments under the Term Credit Agreement and the Revolving Credit Agreement are determined to the date the amendments were executed and consequently extended such fees’ original expiration and (ii) increased the minimum amount of interest payable under the Term Credit Agreement and the Revolving Credit Agreement from 1% to 2.5%.

We recorded the purchase of this acquisition using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. No liabilities were assumed in connection with the acquisition. Because the Closing occurred on February 28, 2023, information necessary to complete the purchase accounting is not yet available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth certain information concerning our current directors and executive officers as of February 24, 2023. No family relationships exist among our directors or executive officers. We sometimes refer to the Board of Directors of Xtant as the “Board.”

Name	Age	Position	Director/Officer Since
Stavros Vizirgianakis	52	Chairman of the Board and Director	2022
Sean E. Browne	57	President and Chief Executive Officer and Director	2019
John Bakewell(1)	61	Director	2018
Michael Eggenberg(2)	53	Director	2018
Robert McNamara(1)(2)	66	Director	2018
Matthew Rizzo(2)	50	Director	2018
Kevin D. Brandt	57	Chief Commercial Officer	2018
Scott C. Neils	38	Chief Financial Officer	2022
Mark A. Schallenberger	37	Chief Operations Officer	2023

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

The business experience of each director and executive officer is summarized below.

Stavros Vizirgianakis has served as a member of our Board since August 2022. Mr. Vizirgianakis was elected to the Board in connection with our private placement in August 2022. Mr. Vizirgianakis is the former Chief Executive Officer of Misonix, Inc., a medical device company that Bioventus Inc. acquired in 2021. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis served as the President and Chief Executive Officer of Misonix from September 2016 through October 2021. He also served on the board of Bioventus Inc. and Tenaxis Medical and is a strategic investor and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a Degree in Commerce from the University of South Africa. Mr. Vizirgianakis’s extensive experience as a senior executive of a publicly traded medical technology company, as well as his experience serving on the board of directors of other companies contributes valuable experience to our Board.

Sean E. Browne has served as our President and Chief Executive Officer since October 2019 and as a member of our Board since October 2019. Prior to this, Mr. Browne served as Chief Revenue Officer of CCS Medical, Inc., a provider of home delivery medical supplies, from September 2014 to June 2019. Prior to CCS Medical, Mr. Browne served as Chief Operating Officer of The Kini Group, an integrated cloud-based software analytics and advisory firm, from March 2013 to August 2014. From November 2007 to March 2016, Mr. Browne served as President and Chief Executive Officer and a director of Neuro Resource Group, a venture start-up medical device company that was sold to a strategic buyer. In other roles, Mr. Browne served as President, Miltex Surgical Instrument Division for Integra LifeSciences Holdings Corporation, a publicly held medical device company that acquired Miltex Holdings, Inc. Mr. Browne served as Vice President, Sales and Marketing of Esurg.com, an e-commerce company serving physician and ambulatory surgery markets. Prior to Esurg.com, Mr. Browne served as Senior Vice President, Health Systems Division of McKesson Corporation, a drug company, and prior to McKesson, served in various positions with increasing responsibility at Baxter Healthcare. Mr. Browne holds a Masters of Business Administration from the Kellogg School of Management at Northwestern University and a Bachelor of Science degree, with a major in Finance and minor in Statistics, from Boston University. We believe that Mr. Browne’s day-to-day operations experience as a result of his role as our President and Chief Executive Officer enable him to make valuable contributions to the Board of Directors. In addition, in his role as President and Chief Executive Officer, Mr. Browne provides unique insight into our business strategies, opportunities and challenges, and serves as the unifying element between the leadership and strategic direction provided by the Board of Directors and the implementation of our business strategies by management.

John Bakewell has served as a member of our Board since February 2018. He was initially elected to the Board in connection with our restructuring in February 2018. Mr. Bakewell is a strategic executive with more than 30 years of experience in senior executive roles and as a board member of several medical technology companies. He serves on the board of directors of Treace Medical Concepts, Inc. (NASDAQ: TMCI) and Neuronetics, Inc. (NASDAQ: STIM), both medical device companies, and Impulse Dynamics, Plc., a privately held medical device company. Mr. Bakewell most recently held the position of Chief Financial Officer of Exact Sciences Corporation (NASDAQ: EXAS), a molecular diagnostics company, and previously Chief Financial Officer of Lantheus Holdings, Inc. (NASDAQ: LNTH), a diagnostic medical imaging company. Mr. Bakewell has also served in Chief Financial Officer positions at Interline Brands, Inc., RegionalCare Hospital Partners, Wright Medical Group, Inc., which was acquired by Stryker Corporation (NYSE: SYK) in November 2020, Cyberonics, Inc., now part of LivaNova PLC (NASDAQ: LIVN), Altra Energy Technologies, Inc. and ZEOS International, Ltd. He began his career in the public accounting profession, serving seven years, collectively, with Ernst & Young and KPMG Peat Marwick. Mr. Bakewell previously served on the board of directors of Entellus Medical, Inc., a public ENT-focused medical device company, until its acquisition by Stryker Corp.; ev3 Inc., a public endovascular medical device company, until its acquisition by Covidien plc; Keystone Dental, Inc., a private dental implant medical device company; and Corindus Vascular Robotics, Inc., a public cardiovascular robotics medical technology company and now a Siemens Healthineers company. Mr. Bakewell holds a Bachelor of Arts in Accounting from the University of Northern Iowa and is a certified public accountant (current status inactive). Mr. Bakewell’s financial expertise and extensive managerial experience as a senior executive of several publicly traded medical technology companies, as well as his experience serving on the board of directors of other companies contributes valuable experience to our Board.

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

Kevin D. Brandt has served as our Chief Commercial Officer since July 2018. From January 2017 to June 2018, Mr. Brandt served as Executive Vice President, Chief Commercial Officer – Domestic Direct of RTI Surgical, Inc., a surgical implant company. Mr. Brandt joined RTI as Vice President and General Manager, Emerging Technologies Commercialization in June 2012 and assumed additional responsibilities in January 2013 as head of RTI’s direct spine business. Following the acquisition of Pioneer Surgical, from July 2013 to December 2016, Mr. Brandt assumed additional responsibility when he began overseeing all North American and Canadian spine hardware and spine biologics portfolios. Mr. Brandt has over 32 years of commercial leadership experience in the global orthopedic industry focusing on building sustainable growth and value. Mr. Brandt’s expertise includes experience in sales, marketing, business development, mergers and acquisitions and integration leadership. Prior to joining RTI, Mr. Brandt held various senior leadership roles over an 18-year period in the orthopedic and spinal divisions at Stryker Corporation. In his most recent position at Stryker, he was President of Osteokinetics Corp. from January 2002 to June 2012. From June 2000 to December 2001, Mr. Brandt was Senior Director, US Spinal Sales, in which he was responsible for divesting and subsequently leading the Stryker Spine US Sales organization. Prior to joining Stryker, Mr. Brandt was a sales leader at Zimmer in a flagship office piloting a direct sales model from January 1990 to April 1994. Mr. Brandt earned a master’s degree in business administration in corporate finance and investments with distinction from Adelphi University, a bachelor of science degree in business administration from New York Institute of Technology, and has taken executive education courses at the Wharton School of Business, US Naval Academy and the Gallup organization.

Scott C. Neils has served as our Chief Financial Officer since June 2022 and prior to that served as our Interim Chief Financial Officer from January 2022 to June 2022 and as our Controller from August 2019 until January 2022. Mr. Neils’ has 15 years of experience focused on public accounting and corporate finance. In this role, Mr. Neils gained extensive experience managing our finance and accounting functions. Prior to joining Xtant, Mr. Neils served as Audit Senior Manager at Baker Tilly US, LLP (formerly Baker Tilly Virchow Krause, LLP), an advisory, tax and assurance firm, from November 2015 to August 2019. Prior to that position, Mr. Neils was at Grant Thornton LLP, an accounting and advisory organization, from September 2007 to November 2015, most recently as Audit Manager. Mr. Neils is a Certified Public Accountant. He holds a Bachelor of Science in Business in Accounting and a Master of Accountancy from the Carlson School of Management at the University of Minnesota.

Mark A. Schallenberger was appointed our Chief Operations Officer effective as of January 16, 2023. Prior to this, Mr. Schallenberger served as Chief Operations Officer of Surgenex LLC, a medical technology manufacturer, from June 2019 to January 2023. Prior to Surgenex, Mr. Schallenberger served as Senior Director of Marketing & Product Development of DCI Donor Services Tissue Bank, a tissue bank, from February 2016 to June 2019. Prior to DCI Donor Services Tissue Bank, Mr. Schallenberger served as various roles with increasing responsibility from September 2010 to February 2016 culminating with Director of Scientific Affairs with Xtant Medical Holdings, Inc. formerly Bacterin International Holdings, Inc. Mr. Schallenberger holds a Master of Science in Chemical Biology from The Scripps Research Institute and a Bachelor of Science degree in Chemistry from the University of Montana.

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

Board Leadership Structure

Under the terms of the Investor Rights Agreement, Royalty Opportunities and ROS have the right to designate the Chairman of the Board and previously designated Jeffrey Peters, a former director, as Chairman of the Board. However, following waiver of this provision by Royalty Opportunities and ROS, Stavros Vizirgianakis was appointed Chairman of the Board in August 2022 in connection with our private placement. Accordingly, Mr. Vizirgianakis serves as Chairman of the Board. Sean E. Browne serves as our President and Chief Executive Officer. We believe this leadership structure is in the best interests of the Company and our stockholders and strikes the appropriate balance between the Chief Executive Officer’s responsibility for the strategic direction, day-to day-leadership, and performance of the Company and the Chairman of the Board’s responsibility to guide the overall strategic direction of the Company, provide oversight of our corporate governance and guidance to our Chief Executive Officer, and to set the agenda for and preside over Board meetings. We recognize that different leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe that we are currently well-served by this leadership structure.

In connection with our August 2022 private placement, we entered into an agreement with Stavros Vizirgianakis, as the lead investor of the private placement, pursuant to which we agreed to provide Mr. Vizirgianakis certain director nomination rights. Pursuant to the terms of the agreement, we agreed to and expanded the size of the Board by one position and elected Mr. Vizirgianakis as a director to fill the vacancy created as a result of the increase, effective upon completion of the closing of the first tranche of securities in the private placement. In addition, we agreed to and elected Mr. Vizirgianakis as Chairman of the Board, effective upon completion of the first closing. The director nomination rights set forth in the agreement will terminate on the earlier of (i) the date on which Mr. Vizirgianakis ceases to hold at least 75% of the shares of our common stock purchased by him in the private placement; (ii) the second anniversary of the date of the second closing; or (iii) upon written notice of Mr. Vizirgianakis to the Company.

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

The table below summarizes the current membership of each of our two standing board committees as of February 24, 2023. During a portion of 2022, we also maintained a Strategic Transactions Committee on which Mr. McNamara served as Chair and Messrs. Eggenberg and Rizzo served as members, but this committee was disbanded in August 2022.

Director	Audit Committee	Compensation Committee
John Bakewell	Chair
Sean Browne
Michael Eggenberg		●
Robert McNamara	●	Chair
Matthew Rizzo		●
Stavros Vizirgianakis

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

The Audit Committee currently consists of Mr. Bakewell (Chair) and Mr. McNamara. The Audit Committee met five times during fiscal 2022. Under the NYSE American listing standards, all Audit Committee members must be independent directors and meet heightened independence requirements under the federal securities laws. In addition, all Audit Committee members must be financially literate, and at least one member must be financially sophisticated. Further, under SEC rules, the Board must determine whether at least one member of the Audit Committee is an “audit committee financial expert,” as defined by the SEC’s rules. The Board has determined that both Mr. Bakewell and Mr. McNamara are independent, financially literate, and sophisticated and qualify as “audit committee financial experts” in accordance with the applicable rules and regulations of the SEC.

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

The Compensation Committee consists of Mr. McNamara (Chair), Mr. Eggenberg and Mr. Rizzo. The Compensation Committee met six times during fiscal 2022.

Director Nomination Process

Since we are not required under the NYSE rules to maintain a nominating committee and we do not have a nominating committee, the Board oversees our director nomination process. In identifying and evaluating candidates for membership on the Board, the Board may take into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity (including, but not limited to, gender, race, ethnicity, age, experience, and skills), and the extent to which the candidate would fill a present need on the Board. We do not have a formal diversity policy for directors. The Board identifies director candidates based on input provided by a number of sources, including Board members, stockholders, management, and third parties. The Board does not distinguish between nominees recommended by our stockholders and those recommended by other parties. Any stockholder recommendation must be sent to our Corporate Secretary at Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, Montana 59714, and must include certain information concerning the nominee as specified in the Company’s Second Amended and Restated Bylaws. During the fourth quarter of 2022, we made no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The table below provides summary information concerning all compensation awarded to, earned by, or paid to the individual that served as a principal executive officer (“PEO”) of the Company during the year ended December 31, 2022, the two most highly compensated executives other than the PEO for the year ended December 31, 2022.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Sean E. Browne	2022	$600,000	$—	$—	$—	$416,400	$44,162	$1,060,562
President and Chief	2021	590,228	—	—	—	201,900	39,362	831,490
Executive Officer
Kevin D. Brandt	2022	415,000	$—	$213,241	$—	$144,005	$6,250	$778,496
Chief Commercial	2021	408,615	—	205,878	214,288	85,243	9,992	924,016
Officer
Scott C. Neils(6)	2022	366,977	$—	$188,646	$60,028	$124,342	$26,540	$766,533
Chief Financial Officer

(1)	We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2022. Annual cash incentive bonus payouts based on performance against pre-established performance goals are reported in the “Non-equity incentive plan compensation” column.

(2)	Amounts reported represent the aggregate grant date fair value for restricted stock unit (“RSU”) awards computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the per share closing sale price of our common stock on the grant date for 2022 and 2021.

(3)	Amounts reported represent the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant Date	Grant Date Fair Value Per Share	Risk Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
01/15/2022	$0.55	1.61%	6.25 years	112.60%	—
08/15/2021	1.27	0.97%	6.25 years	112.66%	—

(4)	Amounts reported represent payouts under our annual bonus plan and for each year reflect the amounts earned for that year but paid during the following year.

(5)	The table below provides information concerning amounts reported in the “All Other Compensation” column of the Summary Compensation Table for 2022 with respect to each named executive officer. Additional detail on these amounts is provided in the table below.
Name	401(k) Match	Commuting Expenses	Total
Sean E. Browne	$12,200	$31,962	$44,162
Kevin D. Brandt	6,250	—	6,250
Scott C. Neils	11,798	26,540	38,338

(6)	Mr. Neils was appointed as our Interim Chief Financial Officer effective January 3, 2022 and our Chief Financial Officer effective June 1, 2022.

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

Effective June 1, 2022, we entered into an employment agreement with Scott C. Neils, our Chief Financial Officer, which provides for an annual base salary $400,000 and a target annual bonus opportunity equal to 50% of his annual base salary. For 2022, Mr. Neils’s bonus will be based on his earned salary for 2022 in light of his promotion to Interim Chief Financial Officer in January 2022 and his promotion to Chief Financial Officer on a non-interim basis effective June 1, 2022. Our agreement with Mr. Neils also contains standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

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

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised option awards and unvested stock awards held by each of our named executive officers that remained outstanding at our fiscal year-end, December 31, 2022. All of the outstanding equity awards described below were granted under the 2018 Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date(1)	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested(2)
Sean E. Browne	197,426	131,618	(3)	$2.70	10/15/2029	131,618	(4)	$86,868
	734,429	734,430	(5)	1.26	11/15/2030	734,430	(6)	484,724
Kevin D. Brandt	30,770	—		6.20	08/15/2028	8,793	(7)	5,803
	30,395	10,132	(8)	2.76	08/15/2029	47,592	(9)	31,411
	59,971	59,971	(10)	1.13	08/15/2030	121,582	(11)	80,244
	62,349	137,370	(12)	1.27	08/15/2031	410,079	(13)	270,652
Scott C. Neils	15,381	5,127	(14)	1.80	11/15/2029	58,594	(9)	38,672
	30,048	66,106	(12)	1.27	08/15/2031	88,983	(15)	58,729
	—	109,164	(16)	0.65	01/15/2032	251,895	(13)	166,251

(1)	All options awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with the Company terminates.

(2)	Based on the closing price of our common stock on December 31, 2022 ($0.66), as reported by the NYSE American.

(3)	This stock option vests in nearly equal installments annually over a five-year period beginning on October 15, 2020. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(4)	This RSU award vests in nearly equal installments annually over a five-year period beginning on October 15, 2020. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(5)	This stock option vests in nearly equal installments annually over a four-year period beginning on October 15, 2021. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(6)	This RSU award vests in nearly equal installments annually over a four-year period beginning on October 15, 2021. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(7)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2020. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(8)	This stock option vests in nearly equal installments annually over a four-year period beginning on August 15, 2020. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(9)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2021. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(10)	This stock option vests with respect to 25% of the shares on August 15, 2021 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(11)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2022. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(12)	This stock option vests with respect to 25% of the shares on August 15, 2022 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(13)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2023. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(14)	This stock option vests in nearly equal installments annually over a four-year period beginning on November 15, 2020. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(15)	This RSU award vests in nearly equal installments annually over a four-year period beginning on January 15, 2023. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(16)	This stock option vests with respect to 25% of the shares on January 15, 2023 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan

In 2022, the Board and the Company’s stockholders approved and adopted the Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to advance the interests of the Company and our stockholders by enabling us to attract and retain qualified individuals to perform services, provide incentive compensation for such individuals in a form that is linked to the growth and profitability of our company and increases in stockholder value, and provide opportunities for equity participation that align the interests of participants with those of our stockholders.

The 2018 Plan replaced the Amended and Restated Xtant Medical Equity Incentive Plan (the “Prior Plan”). However, the terms of the Prior Plan, as applicable, continue to govern awards outstanding under the Prior Plan until exercised, expired, paid, or otherwise terminated or canceled.

The 2018 Plan permits the Board, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock authorized for issuance under the 2018 Plan is 16,858,055 shares. To date, the Company has granted stock options, restricted stock and RSUs under the 2018 Plan. As of December 31, 2022, 7,443,895 shares of Xtant common stock remained available for issuance under the 2018 Plan.

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

The table below sets forth the annual cash retainers for 2022:

Description	Annual Cash Retainer
Non-Employee Director	$50,000
Chairman of the Board Premium	32,500
Audit Committee Chair Premium	32,500
Compensation Committee Chair Premium	32,500

In addition, during a portion of 2022, we maintained a Strategic Transactions Committee on which Mr. McNamara served as Chair and received a pro rata portion of an annual cash retainer of $25,000.

In 2021, we revised our non-employee director compensation program to provide for annual RSU equity grants, and accordingly, on August 15, 2022, each of our non-employee directors at that time received an RSU award valued at $165,000 for 215,415 shares of our common stock. In connection with his appointment as a director of the Company, Mr. Vizirgianakis received an RSU award for 70,776 shares of our common stock on August 25, 2022 and, after approval by our stockholders of an increase in the number of shares available under the 2018 Plan, received an additional RSU award for 144,639 shares of our common stock on October 26, 2022. All of these RSU awards will vest on August 15, 2023, except for the RSU award granted to Mr. Peters, which was accelerated in connection with his departure from the Board.

Director Compensation Table for Fiscal 2022

The table below describes the compensation earned by our directors during fiscal 2022, other than Sean E. Browne, our President and Chief Executive Officer. Mr. Browne is not compensated separately for his service as a director, and his compensation is discussed under “Executive Compensation.”

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	All Other Compensation	Total
John Bakewell	$82,500	$112,016	$—	$—	$194,516
Michael Eggenberg	50,000	112,016	—	—	162,016
Robert McNamara	98,796	112,016	—	—	210,812
Jeffrey Peters(3)	62,247	112,016	—	—	174,263
Matthew Rizzo	50,000	112,016	—	—	162,016
Stavros Vizirgianakis	28,856	126,865	—	—	155,721

(1)	The amount reported in the “Stock Awards” column represents the aggregate grant date fair value for the RSU awards granted to our non-employee directors in 2022. The grant date fair value for the RSU awards was determined based on the closing sale price of our common stock on the grant date.

(2)	As of December 31, 2022, each non-employee director, other than Mr. Peters, held 215,415 unvested stock awards.

(3)	Mr. Peters did not stand for re-election as a director at our annual stockholders meeting held on October 26, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Significant Beneficial Owners

The table below sets forth information as to beneficial owners that have reported to the SEC or have otherwise advised us that they are a beneficial owner, as defined by the SEC’s rules and regulations, of more than 5% of our outstanding common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Common Stock	OrbiMed Advisors LLC(2) 601 Lexington Avenue, 54th Floor New York, NY 10022	73,114,592		67.1%
Common Stock	Altium Capital Management, LP(3) 152 West 57th Street, Floor 20 New York, NY 10019	12,744,209	(4)	11.7	%(4)
Common Stock	Stavros Vizirgianakis(5) 664 Cruiser Lane Belgrade, MT 59714	7,224,924		6.6%

(1)	Percent of class is based on 108,897,048 shares of our common stock outstanding as of February 24, 2023.

(2)	Based in-part on information contained in a Schedule 13D/A filed with the SEC on August 30, 2022. Includes 56,004,974 shares of common stock held of record by ROS Acquisition Offshore LP (“ROS Acquisition”). OrbiMed Advisors LLC (“Advisors”), a registered investment adviser under the Investment Advisors Act of 1940, as amended, is the investment manager of ROS Acquisition. By virtue of such relationships, Advisors may be deemed to have voting and investment power with respect to the securities held by ROS Acquisition as noted above and as a result may be deemed to have beneficial ownership over such securities. Advisors exercises its voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the securities held by ROS Acquisition.

Also includes 17,109,618 shares of common stock held of record by OrbiMed Royalty Opportunities II, LP (“ORO II”). OrbiMed ROF II LLC (“ROF II”) is the general partner of ORO II, and Advisors is the managing member of ROF II. By virtue of such relationships, Advisors and ROF II may be deemed to have voting and investment power with respect to the securities held by ORO II as noted above and as a result may be deemed to have beneficial ownership over such securities. Advisors exercises its voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the securities held by ORO II.

(3)	Based on information contained in a Schedule 13G filed with the SEC on February 14, 2023 and other information known to the Company. Altium Growth Fund, LP (the “Fund”), Altium Capital Management, LLC, and Altium Growth GP, LLC each have shared dispositive power and voting power over the shares. The Fund is the record and direct beneficial owner of the shares. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own the shares owned by the Fund. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own the shares owned by the Fund. The number of shares consists of 6,246,291 shares of our common stock and 6,497,918 shares of our common stock issuable upon exercise of a warrant (the “Investor Warrant”).

(4)	While the total number of shares of our common stock issuable upon exercise of the Investor Warrant is reflected in this table, the Fund is not permitted to exercise such Investor Warrant to the extent that such exercise would result in the Fund and its affiliates beneficially owning more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. The Fund has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us.

(5)	Based on information contained in a Schedule 13D filed with the SEC on September 6, 2022 and other information available to the Company. The number of shares consists of 5,779,940 shares of our common stock and 1,444,984 shares of our common stock issuable upon exercise of warrants.

Security Ownership of Management

The table below sets forth information relating to the beneficial ownership of our common stock as of February 24, 2023, by:

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each person is determined in accordance with the SEC’s rules and regulations, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules and regulations, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 24, 2023, through the exercise of any stock option, warrants, or other rights or the vesting of any RSU awards. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 108,897,048 shares of our common stock outstanding as of February 24, 2023. Shares of our common stock that a person has the right to acquire within 60 days of February 24, 2023, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	John Bakewell	233,131	*
Common Stock	Sean E. Browne	1,572,393	1.4%
Common Stock	Michael Eggenberg	—	—
Common Stock	Robert McNamara	231,394	*
Common Stock	Matthew Rizzo	—	—
Common Stock	Stavros Vizirgianakis(2)	7,224,924	6.6%
Common Stock	Kevin D. Brandt	311,481	*
Common Stock	Scott C. Neils	139,575	*
Common Stock	All current executive officers and directors as a group (9 persons)	9,712,898	8.7%

*	Less than 1% of outstanding shares of common stock.

(1)	Includes for the persons listed below the following shares subject to options and RSUs held by that person that are currently exercisable or become exercisable within 60 days of February 24, 2023:

Name	Warrants	Options	RSUs
Sean E. Browne	—	931,855	—
Stavros Vizirgianakis	1,444,984	—	—
Kevin D. Brandt	—	195,955	—
Scott C. Neils	—	112,842	—
All current directors and executive officers as a group (9 persons)	1,444,984	1,240,652	—

(2)	Based on information contained in a Schedule 13D filed with the SEC on September 6, 2022 and other information available to the Company. The number of shares consists of 5,779,940 shares of our common stock and 1,444,984 shares of our common stock issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,973,097	$1.51	7,443,895
Equity compensation plans not approved by security holders	—	—	—
Total	6,973,097	$1.51	7,443,895

(1)	Amount includes 3,347,819 shares of our common stock issuable upon the exercise of stock options granted under the 2018 Plan, 12,845 shares of our common stock issuable upon the exercise of stock options granted under the Prior Plan and 3,612,433 shares of our common stock issuable upon the vesting of RSU awards granted under the 2018 Plan.

(2)	Not included in the weighted-average exercise price calculation are 3,970,105 RSU awards.

(3)	Amount includes 7,443,895 shares of our common stock remaining available for future issuance under the 2018 Plan. No shares remain available for grant under the Prior Plan since such plan has been terminated with respect to future grants.

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

Investor Rights Agreement

We are party to an Investor Rights Agreement with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (“ROS”) pursuant to which Royalty Opportunities and ROS are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If Royalty Opportunities and ROS are unable to maintain the Ownership Threshold, as defined in the Investor Rights Agreement, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests. For so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by Royalty Opportunities and ROS to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) hire or terminate our chief executive officer; (viii) appoint or remove the chairperson of our Board of Directors; and (ix) make loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. As long as the Ownership Threshold is met, we may not increase the size of our Board or Directors beyond seven directors without the approval of a majority of the directors nominated by Royalty Opportunities and ROS.

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

Second Amended and Restated Credit Agreement

On March 29, 2019, the Company and our subsidiaries, Bacterin International, Inc., Xtant Medical, Inc. and X-spine Systems, Inc., entered into a Second Amended and Restated Credit Agreement with Royalty Opportunities and ROS (the “Second A&R Credit Agreement”), which Second A&R Credit Agreement was amended twice thereafter. On May 6, 2021, contemporaneously with the execution and delivery of new credit agreements with MidCap, the Second A&R Credit Agreement, as amended, was terminated in accordance with the terms thereof and all outstanding amounts were repaid by the borrowers to Royalty Opportunities in its role as sole lender thereunder. During the year ended December 31, 2021, the largest amount of principal outstanding under this credit facility was $15.6 million, and as of December 31, 2021, the amount of principal outstanding was $0.00. The Company paid $1.2 million in interest under the credit facility and $15.6 million in principal amount during the year ended December 31, 2021.

2021 Lock-Up Agreements

On February 24, 2021, we entered into lock-up agreements with each of our directors and executive officers, pursuant to the Securities Purchase Agreement, dated as of February 22, 2021, between us and the purchasers signatory thereto pursuant to which each such director and executive officer agreed to a lock-up on any sale or other disposition of our common stock, subject to certain exceptions. The lock-up period had a 90-day duration and expired on May 25, 2021.

Sublease Agreement

We were party to a sublease agreement with Cardialen, Inc., under which we leased a portion of Cardialen’s office space in Brooklyn Center, Minnesota. The sublease agreement was amended several times to change the amount of office space and monthly rent. Under the amended sublease agreement, we agreed to pay rent ranging from $500 to $1,350 per month for 2020, $950 per month for 2021, $975 per month for 2022 and $1,000 per month thereafter through the expiration date of January 31, 2024. During 2021, we paid a total of $7,600 to Cardialen under this lease agreement. This lease agreement has been terminated. Because Jeffrey Peters was both a member of our Board and the Chief Executive Officer, President, and a director of Cardialen, this transaction qualified as a related party transaction.

2022 Private Placement and Securities Purchase Agreement

On August 23, 2022, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several accredited investors, including Stavros Vizirgianakis and his brother, pursuant to which we agreed to issue an aggregate of 20,305,429 shares of our common stock and warrants to purchase up to an aggregate of 5,076,358 shares of our common stock in a private placement (the “Private Placement”), at a per unit (each unit consisting of one share and a warrant to purchase 0.25 of a share) purchase price of $0.48, which represented a 2.5% discount to the 10-day volume-weighted average price of our common stock ending August 19, 2022. The closing of the Private Placement was structured to occur in two tranches in order to comply with the continued listing requirements of the NYSE American, which requires stockholder approval of the sale, issuance, or potential issuance by listed companies of common stock (or securities convertible into common stock) at a price less than the greater of book or market value which equals 20% or more of outstanding common stock prior to the transaction.

On August 25, 2022, we closed the first tranche of the Private Placement (the “First Closing”). At the First Closing, we sold an aggregate of 14,060,315 shares and warrants to purchase an aggregate of 3,515,079 shares, for an aggregate purchase price of approximately $6.75 million. Of these shares and warrants, we sold 3,515,079 shares and warrants to purchase 878,770 shares to Stavros Vizirgianakis in exchange for approximately $1.7 million and sold 3,515,077 shares and warrants to purchase 878,769 shares to the brother of Stavros Vizirgianakis in exchange for approximately $1.7 million.

Immediately after the execution of the Securities Purchase Agreement by the parties thereto, we obtained the written consent of Royalty Opportunities and ROS, the holders of an aggregate of 73,114,592 shares of our common stock as of August 23, 2022, representing greater than a majority of the outstanding shares of our common stock as of such date, for the approval of the issuance of Shares and Warrants at the second closing of the Private Placement (the “Second Closing”) pursuant to the continued listing requirements of the NYSE American and in accordance with applicable provisions of the Delaware General Corporation Law and our Second Amended and Restated Bylaws. The written consent of Royalty Opportunities and ROS was sufficient to approve the issuance of Shares and Warrants at the Second Closing. Therefore, no proxies or additional consents were solicited by us in connection with this issuance. Pursuant to Section 14(c) of the Exchange Act, and the rules and regulations promulgated thereunder, on September 9, 2022, we sent a definitive information statement to all holders of our common stock as of August 23, 2022 for the purpose of informing such stockholders of the written actions taken by Royalty Opportunities and ROS. The Second Closing occurred on October 7, 2022. At the Second Closing, we sold an aggregate of 6,245,114 shares and warrants to purchase an aggregate of 1,561,279 shares, for an aggregate purchase price of approximately $3.0 million. Of these shares and warrants, we sold 2,264,861 shares and warrants to purchase 566,214 shares to Stavros Vizirgianakis in exchange for approximately $1.1 million and sold 857,696 shares and warrants to purchase 214,425 shares to the brother of Stavros Vizirgianakis in exchange for approximately $0.4 million.

2022 Lock-Up Agreements

Under the terms of the Securities Purchase Agreement, each of the accredited investors party thereto executed a lock-up agreement with the Company, pursuant to which each such investor agreed to a lock-up on any sale or other disposition of our common stock, subject to certain exceptions. The lock-up period had a three-month duration, except in the case of Stavros Vizirgianakis who agreed to a 12-month lock-up period.

Lead Investor Agreement

Under the terms of the Securities Purchase Agreement, we entered into an agreement with Stavros Vizirgianakis, as the lead investor of the Private Placement, pursuant to we agreed to provide certain director nomination rights to Mr. Vizirgianakis. Pursuant to the terms of the agreement, we expanded the size of our Board by one position and elected Mr. Vizirgianakis as a director to fill the vacancy created as a result of the increase, effective upon completion of the First Closing. In addition, we elected Mr. Vizirgianakis as Chairman of the Board, effective upon completion of the First Closing. The director nomination rights set forth in the agreement will terminate on the earlier of (i) the date on which Mr. Vizirgianakis ceases to hold at least 75% of the shares of our common stock to be purchased by him in the Private Placement; (ii) the second anniversary of the date of the Second Closing; or (iii) upon written notice of Mr. Vizirgianakis to the Company.

2022 Registration Rights Agreement

Under the terms of the Securities Purchase Agreement, we entered into a Registration Rights Agreement with Stavros Vizirgianakis, his brother, and the other accredited investors party to the Securities Purchase Agreement, which required us, among other things, to file a shelf resale registration statement with the SEC within 60 days of the date of the First Closing for purposes of registering the resale of the shares of our common stock sold in the Private Placement and the shares of our common stock issuable upon exercise of the warrants and use our commercially reasonable best efforts to cause the shelf resale registration statement to become effective under the Securities Act of 1933, as amended, within 75 days of the date of the First Closing, subject to certain exceptions. We filed this registration statement on October 11, 2022 and it became effective on October 20, 2022.

Family Relationships

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

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Plante & Moran, PLLC (“Plante Moran”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ended December 31, 2022 and 2021.

The table below presents the aggregate fees billed for professional services rendered by Plante Moran for the years ended December 31, 2022 and December 31, 2021.

	2022	2021
Audit fees	$320,158	$284,317
Audit-related fees	7,000	8,000
Tax fees	—	—
All other fees	—	—
Total fees	$327,158	$292,317

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

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $20,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Plante Moran during 2022 and 2021.

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

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Scott Neils, Chief Financial Officer, Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, MT 59714, Attn: Stockholder Information.

Exhibit No.	Description
2.1†	Equity Purchase Agreement, dated February 28, 2023, by and among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

3.4	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.2	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
4.3	Investor Rights Agreement dated February 14, 2018 by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Park West Partners International, Limited and Park West Investors Master Fund, Limited (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.4	Registration Rights Agreement (for Common Stock underlying the Indenture Notes) dated January 17, 2017 by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

4.5	Registration Rights Agreement (for Common Stock underlying the PIK Notes) dated January 17, 2017 by and among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

4.6	Registration Rights Agreement (for Common Stock issued upon the exchange of the Notes and pursuant to the Private Placement) dated as of February 14, 2018 by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Telemetry Securities, L.L.C., Bruce Fund, Inc., Park West Investors Master Fund, Limited, and Park West Partners International, Limited (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.7	Registration Rights Agreement dated October 1, 2020 by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

4.8	Registration Rights Agreement dated February 24, 2021 by and between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 6, 2021 (Sec File No. 333-255074) and incorporated by reference herein).

4.9	Registration Rights Agreement dated as of August 25, 2022 by and among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

4.10	Form of Investor Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.11	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.12	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.1●	Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.2●	Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.3●	Xtant Medical Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.4●	Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.5●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.6●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.7●	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.8●	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

10.9●	Employment Agreement dated as of October 7, 2019 by and between Xtant Medical Holdings, Inc. and Sean E. Browne (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.10●	Employment Agreement effective as of July 9, 2018 by and between Xtant Medical Holdings, Inc. and Kevin D. Brandt (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.11●	Amended and Restated Employment Agreement effective as of August 8, 2019 by and between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.12●	Resignation Agreement and Release effective as of January 3, 2022 by and between Xtant Medical Holdings, Inc. and Greg Jensen (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.13●	Employment Agreement effective as of June 1, 2022 by and between Xtant Medical Holdings, Inc. and Scott Neils (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.14●	Letter Agreement dated August 25, 2022 by and between Xtant Medical Holdings, Inc. and Stavros Vizirgianakis (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.15	Restructuring and Exchange Agreement dated as of January 11, 2018 by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.16	Restructuring and Exchange Agreement dated as of August 7, 2020 by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.17	Securities Purchase Agreement dated as of February 14, 2018 by and among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.18	Securities Purchase Agreement dated February 22, 2021 by and between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.19	Placement Agent Agreement dated February 22, 2021 by and between Xtant Medical Holdings, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.20	Securities Purchase Agreement dated as of August 23, 2022 by and among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.21	Transition Services Agreement, dated February 28, 2023, by and among Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Xtant Medical Holdings, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.22	Credit, Security and Guaranty Agreement (Term Loan) dated as of May 6, 2021 by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.23	Credit, Security and Guaranty Agreement (Revolving Loan) dated as of May 6, 2021 by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.24	Amendment No. 1 to Credit, Security and Guaranty Agreement (Term Loan) dated as of March 7, 2022 by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.25	Amendment No. 1 to Credit, Security and Guaranty Agreement (Revolving Loan) dated as of March 7, 2022 by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.26	Amendment No. 2 to Credit, Security and Guaranty Agreement (Term Loan) dated as of October 27, 2022 by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.27	Amendment No. 2 to Credit, Security and Guaranty Agreement (Revolving Loan) dated as of October 27, 2022 by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.28	Amendment No. 3 to Credit, Security and Guaranty Agreement (Term Loan), dated as of February 28, 2023, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.29	Amendment No. 3 to Credit, Security and Guaranty Agreement (Revolving Loan), dated as of February 28, 2023, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.30*	Commercial Lease dated as of February 1, 2012 by and between Cruiser Lane, LLC and Bacterin International Holdings, Inc.

10.31*	Addendum to Commercial Lease dated as of December 3, 2018 between Cruiser Lane, LLC and Bacterin International Holdings, Inc.

Exhibit No.	Description
10.32*	Addendum to Commercial Lease dated as of July 29, 2022 between Cruiser Lane, LLC and Bacterin International Holdings, Inc.

10.33*	Lease Agreement dated as of August 7, 2013 by and between McClellan Farm and Bacterin International, Inc.

10.34*	Triple Net Commercial Lease dated as of October 23, 2015 by and between Shep Does Stuff LLC and Bacterin International, Inc.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL INSTANCE DOCUMENT (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

●	Indicates a management contract or compensatory plan
*	Filed herewith
**	Furnished herewith
†	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

Item 16. Form 10-K Summary

Optional disclosure, not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

March 7, 2023	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer (principal executive officer)

	By:	/s/ Scott Neils
	Name:	Scott Neils
	Title:	Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2023.

Signature	Title

/s/ Sean E. Browne	President and Chief Executive Officer
Sean E. Browne	(principal executive officer)

/s/ Scott Neils	Chief Financial Officer
Scott Neils	(principal financial and accounting officer)

/s/ John Bakewell	Director
John Bakewell

/s/ Michael Eggenberg	Director
Michael Eggenberg

/s/ Robert McNamara	Director
Robert McNamara

/s/ Matthew Rizzo	Director
Matthew Rizzo

/s/ Stavros Vizirgianakis	Director
Stavros Vizirgianakis

