Form 10-Q
period 2023-03-31
Xtant Medical Holdings, Inc.
filed 2023-05-04
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at May 4, 2023: 108,897,048.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

March 31, 2023

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.”

As used in this report, unless the context indicates another meaning, the terms “we,” “us,” “our,” “Xtant,” “Xtant Medical,” and the “Company” mean Xtant Medical Holdings, Inc. and its wholly owned subsidiaries, Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc. and Surgalign SPV, Inc., all of which are consolidated on Xtant’s condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	our ability to integrate the sale of products acquired as part of the acquisition of Surgalign SPV, Inc.;

●	the effect of inflation and supply chain disruptions, which could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	the effect of a global economic slowdown, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could materially and adversely affect our revenue, liquidity, financial condition and results of operations;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely our ability to produce product to meet demand;

●	our ability to service our debt and comply with the covenants in our credit agreements;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed;

●	the effect of COVID-19 and current and future variants on our business, operating results and financial condition, including our revenues primarily as a result of the reduction in procedures in which our products are used and the disruption to our customers, distributors, independent sales representatives, contract manufacturers and suppliers, as well as the global economy, supply chain and financial and credit markets;

●	our ability to increase or maintain revenue or return to pre-COVID-19 revenue levels within an acceptable time period or at all and possible future impairment charges to long-lived assets and goodwill and write-downs of excess inventory if unsuccessful;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to innovate, develop, introduce and market new products and technologies;

●	our ability to remain competitive;

●	our reliance on third party suppliers and manufacturers;

ii

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our dependence on and ability to retain and recruit independent sales agents and distributors and motivate and incentive them to sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs” and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	our ability to successfully complete and integrate future business combinations or acquisitions;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 and this Form 10-Q.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. Financial statements

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,176	$20,298
Restricted cash	234	209
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $621 and $515, respectively	11,902	10,853
Inventories	18,522	17,285
Prepaid and other current assets	753	673
Total current assets	36,587	49,318
Property and equipment, net	6,826	5,785
Right-of-use asset, net	1,269	1,380
Other assets	185	197
Intangible assets, net	10,810	344
Goodwill	7,639	3,205
Total Assets	$63,316	$60,229

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,421	$3,490
Accrued liabilities	5,595	5,496
Current portion of lease liability	473	458
Current portion of finance lease obligations	63	62
Line of credit	3,002	3,379
Current portion of long-term debt	4,722	2,333
Total current liabilities	17,276	15,218
Long-term Liabilities:
Lease liability, less current portion	847	972
Finance lease obligation, less current portion	165	181
Long-term debt, plus premium and less issuance costs	12,318	9,687
Total Liabilities	30,606	26,058
Commitments and Contingencies (note 12)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 108,897,048 shares issued and outstanding as of March 31, 2023 and 108,874,803 shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	278,458	277,841
Accumulated deficit	(245,748)	(243,670)
Total Stockholders’ Equity	32,710	34,171
Total Liabilities & Stockholders’ Equity	$63,316	$60,229

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Orthopedic product sales	$17,942	$12,950
Other revenue	1	9
Total Revenue	17,943	12,959

Cost of sales	7,407	5,399
Gross Profit	10,536	7,560

Operating Expenses
General and administrative	4,884	3,969
Sales and marketing	7,054	5,209
Research and development	174	213
Total Operating Expenses	12,112	9,391

Loss from Operations	(1,576)	(1,831)

Other Expense
Interest expense	(575)	(359)
Interest income	86	—
Total Other Expense	(489)	(359)

Net Loss from Operations Before Provision for Income Taxes	(2,065)	(2,190)

Provision for Income Taxes Current and Deferred	(13)	(23)
Net Loss	$(2,078)	$(2,213)

Net Loss Per Share:
Basic	$(0.02)	$(0.03)
Dilutive	$(0.02)	$(0.03)

Shares used in the computation:
Basic	108,893,588	87,191,341
Dilutive	108,893,588	87,191,341

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MARCH 31

	Common Stock		Additional Paid-In-	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	87,068,980	$—	$266,068	$(235,185)	$30,883

Common stock issued on vesting of restricted stock units	244,721	—	—	—	—
Stock-based compensation	—	—	613	—	613
Net loss	—	—	—	(2,213)	(2,213)
Balance at March 31, 2022	87,313,701	$—	$266,681	$(237,398)	$29,283

Balance at December 31, 2022	108,874,803	$—	$277,841	$(243,670)	$34,171
Common stock issued on vesting of restricted stock units	22,245	—	—	—	—
Stock-based compensation	—	—	617	—	617
Net loss	—	—	—	(2,078)	(2,078)
Balance at March 31, 2023	108,897,048	$—	$278,458	$(245,748)	$32,710

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(2,078)	$(2,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471	281
Gain on disposal of fixed assets	(11)	(73)
Non-cash interest	61	58
Non-cash rent	2	—
Stock-based compensation	617	613
Provision for reserve on accounts receivable	106	191
Provision for excess and obsolete inventory	90	318

Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	(1,155)	(582)
Inventories	(309)	327
Prepaid and other assets	(68)	(78)
Accounts payable	(69)	159
Accrued liabilities	98	(5)
Net cash used in operating activities	(2,245)	(1,004)

Investing activities:
Purchases of property and equipment and intangible assets	(456)	(484)
Proceeds from sale of fixed assets	35	93
Acquisition of Surgalign SPV, Inc.	(17,000)	—
Net cash used in investing activities	(17,421)	(391)

Financing activities:
Payments on financing leases	(15)	(8)
Borrowings on line of credit	16,495	12,316
Repayments on line of credit	(16,871)	(12,329)
Net proceeds from issuance of long term debt, net of issuance costs	4,960	—
Net cash provided by (used in) financing activities	4,569	(21)

Net change in cash and cash equivalents and restricted cash	(15,097)	(1,416)
Cash and cash equivalents and restricted cash at beginning of period	20,507	18,387
Cash and cash equivalents and restricted cash at end of period	$5,410	$16,971

Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$5,176	$16,848
Restricted cash	234	123
Total cash and restricted cash reported in condensed consolidated balance sheets	$5,410	$16,971

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

The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

Interim results are not necessarily indicative of results that may be achieved in the future for the full year ending December 31, 2023.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment; goodwill, intangible assets and liabilities; valuation allowances for trade receivables; inventory; deferred income tax assets and liabilities; current and long-term lease obligations and corresponding right-of-use asset; and estimates for the fair value of assets acquired as part of business combinations, value of long-term debt, stock options and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain credit agreements. The March 31, 2023 and December 31, 2022 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains its cash balances primarily with two financial institutions. These balances generally exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three months ended March 31, 2023 and 2022.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three months ended March 31, 2023 and 2022.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 19,194,404 and 12,689,739 outstanding stock options, restricted stock units and warrants for the three months ended March 31, 2023 and 2022, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values based on terms and related interest rates as of March 31, 2023 and December 31, 2022.

(2) Acquisition of Coflex and CoFix Product Lines

On February 28, 2023, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Surgalign SPV, a Delaware corporation and wholly owned subsidiary of Surgalign Spine Technologies, Inc., a Delaware corporation (“Seller”), Seller and Surgalign Holdings, Inc., a Delaware corporation, pursuant to which we purchased all of the issued and outstanding shares of common stock of Surgalign SPV, which shares constituted all of the outstanding equity of Surgalign SPV, for an aggregate purchase price of $17.0 million in cash (the “Purchase Price”). The closing contemplated by the Equity Purchase Agreement occurred on February 28, 2023 (the “Closing”).

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

We funded the Purchase Price with cash on hand and approximately $5.0 million of indebtedness incurred under our term loan, refer to Note 9 – Debt for additional information.

We recorded the purchase of this acquisition using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. The preliminary valuation of the acquired assets is not yet complete, and as such, we have not yet finalized our allocation of the purchase price for the acquisition. The table below represents the preliminary allocation of the total consideration for Surgalign SPV’s assets and liabilities based on management’s preliminary estimate of their respective fair values as of February 28, 2023 (in thousands):

Inventories	$1,018
Equipment	947
Intangible assets	10,600
Total assets acquired	12,565

Goodwill	4,435

Total preliminary purchase consideration	17,000

The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. Managements estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as we finalize our valuations of assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.

The acquisition will strengthen the Company’s spine portfolio with the addition of the Coflex Business. Coflex is a differentiated and minimally invasive motion preserving stabilization implant that is FDA PMA-approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. This potential benefit resulted in the Company paying a premium for the acquisition resulting in the recognition of $4.4 million of goodwill. For tax purposes, none of the goodwill is deductible.

The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the acquisition had been completed as of January 1, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$19,768	$16,551
Net loss	(1,595)	(833)

Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the acquisition. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2022 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

(3) Revenue

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

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	March 31, 2023	Total Revenue	March 31, 2022	Total Revenue
Orthobiologics	$13,551	76%	$10,166	78%
Spinal implant	4,391	24%	2,784	22%
Other revenue	1	0%	9	0%
Total revenue	$17,943	100%	$12,959	100%

(4) Receivables

The Company’s provision for current expected credit loss is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31, 2023	March 31, 2022
Balance at January 1	$515	$552
Provision for current expected credit losses	106	191
Write-offs charged against allowance	—	(173)
Balance at March 31	$621	$570

(5) Inventories

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$5,955	$5,628
Work in process	1,135	798
Finished goods	11,432	10,859
Total	$18,522	$17,285

(6) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$5,605	$5,598
Computer equipment	1,073	1,043
Computer software	230	230
Leasehold improvements	4,105	4,105
Surgical instruments	12,161	11,266
Assets not yet in service	1,850	1,507
Total cost	25,024	23,749
Less: accumulated depreciation	(18,198)	(17,964)
Property and equipment, net	$6,826	$5,785

Depreciation expense related to property and equipment, including property under finance leases, for the first three months of 2023 and 2022 was $0.3 million and $0.3 million, respectively.

(7) Intangible Assets

The following table sets forth information regarding intangible assets based on the preliminary purchase accounting discussed in Note 2 – Acquisition of Coflex and CoFix Product Lines (in thousands):

	March 31, 2023	December 31, 2022
Patents	$3,516	$807
Customer relationships	6,700	—
Trade names	1,190	—
Total cost	11,256	807
Less: accumulated amortization	(596)	(463)
Intangible assets, net	$10,810	$344

(8) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash compensation/commissions payable	$4,653	$4,464
Other accrued liabilities	942	1,032
Accrued liabilities	$5,595	$5,496

(9) Debt

Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Amounts due under term loan	$17,000	$12,000
Accrued end-of-term payments	249	216
Less: unamortized debt issuance costs	(209)	(196)
Less: current maturities	(4,722)	(2,333)
Long-term debt, less issuance costs	$12,318	$9,687

On February 28, 2023, the Company’s term loan agreement was amended to provide an additional $5.0 million of funding. Additionally, the Company’s term loan agreement and revolving credit facility were amended on February 28, 2023 to (i) re-set the date certain fees payable in connection with optional prepayments are determined to the date the amendment was executed and consequently extend such fees’ original expiration and (ii) increase the minimum amount of interest payable under the term loan and the revolving credit facility from 1% to 2.5%.

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.3% as of March 31, 2023. The effective rate of the revolving credit agreement was 9.28% as of March 31, 2023. As of March 31, 2023, the Company had $5.0 million available under the revolving credit agreement.

(10) Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the three months ended March 31, 2023 and 2022:

	2023			2022
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1	3,360,664	$1.51		3,201,666	$1.80
Granted	105,000	0.77		109,164	0.65
Cancelled or expired	(74,627)	0.64		(301,983)	2.73
Outstanding at March 31	3,391,037	$1.50	8.0	3,008,847	$1.66	8.5
Exercisable at March 31	1,387,378	$1.98	7.5	648,849	$2.68	7.5

As of March 31, 2023, there was approximately $1.7 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.2 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $0.65.

Restricted stock unit activity for awards granted under the 2018 Plan was as follows for the three months ended March 31, 2023 and 2022:

	2023		2022
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	3,612,433	$0.87	2,970,104	$1.39
Granted	89,000	0.77	88,983	0.65
Vested	(22,245)	0.65	(244,721)	1.45
Cancelled	(63,291)	0.64	(244,586)	1.33
Outstanding at March 31	3,615,897	$0.88	2,569,780	$1.36

Total compensation expense related to unvested restricted stock units not yet recognized was $2.4 million as of March 31, 2023, which is expected to be allocated to expenses over a weighted-average period of 2.1 years.

(11) Warrants

As of March 31, 2023 and December 31, 2022, there were outstanding and exercisable warrants to purchase 12,187,470 shares of our common stock at a weighted average exercise price of $1.53 per share with a weighted average remaining contractual term of 3.6 years.

(12) Commitments and Contingencies

Operating Leases

We lease three office facilities as of March 31, 2023 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates in 2025. We have the option to extend certain leases for additional five or ten-year term(s), and we have the right of first refusal on any sale. As of March 31, 2023, the weighted-average remaining lease term was 2.6 years.

Future minimum payments for the next five years and thereafter as of March 31, 2023 under these long-term operating leases are as follows (in thousands):

Remainder of 2023	$403
2024	559
2025	470
Total future minimum lease payments	1,432
Less amount representing interest	(112)
Present value of obligations under operating leases	1,320
Less current portion	(473)
Long-term operating lease obligations	$847

Rent expense was $0.1 million for the three months ended March 31, 2023 and 2022. We have no contingent rent agreements.

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

The Company did not recognize any interest or penalties related to income taxes for the three months ended March 31, 2023 and 2022.

(14) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$509	$301

(15) Related Party Transactions

As described in more detail under Note 1 – Business Description and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Item 5 of Part II of this Quarterly Report on Form 10-Q, we are party to an Investor Rights Agreement, Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owns 67% of the Company’s common stock.

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 98% of sales were in the United States for the three months ended March 31, 2023 and 2022. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$17,513	$12,694
Rest of world	430	265
Total revenue	$17,943	$12,959

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q.

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

Recent Acquisition of Coflex and CoFix Product Lines

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

For additional information regarding the acquisition of Surgalign SPV, refer to Note 2 – Acquisition of Coflex and CoFix Product Lines in the condensed consolidated financial statements in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

Revenue

Total revenue for the three months ended March 31, 2023 was $17.9 million, which represents an increase of 38% compared to $13.0 million in the same quarter of the prior year. The increase in revenue is attributed primarily to greater independent agent sales, opportunistic private label sales and the effect of the contribution of Coflex and CoFix product sales. In addition, total revenue for the three months ended March 31, 2022 was adversely affected by decreased spine and other surgery procedure volumes in many of our key markets, due to cancellations and/or postponements of procedures as a result of hospitalizations of COVID-19 patients, restrictions on elective procedures and staffing shortages, which negatively impacted our revenues last year.

Cost of Sales

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by $2.0 million to $7.4 million for the three months ended March 31, 2023 from $5.4 million for the three months ended March 31, 2022. The increase in cost of sales is primarily due to greater revenue in the first quarter of 2023 compared to the first quarter of 2022, as mentioned above.

Gross profit as a percentage of revenue increased 40 basis points to 58.7% for the three months ended March 31, 2023 compared to 58.3% for the same period in 2022. The increase relates primarily to the contribution of Coflex and CoFix products, partially offset by cost increases in internally manufactured products.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, and corporate expenses for legal, accounting and professional fees, and occupancy costs. General and administrative expenses increased 20%, or $0.8 million, to $4.8 million for the three months ended March 31, 2023, compared to $4.0 million for the prior year period. This increase is primarily attributable to additional employee compensation expense of $0.5 million and $0.2 million of expenses related to the acquisition of Surgalign SPV, Inc., partially offset by $0.2 million of costs related to enterprise resource planning system upgrades during first quarter of 2022.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses increased 35%, or $1.8 million, to $7.1 million for the three months ended March 31, 2023, compared to $5.2 million for the prior year period. This increase is primarily due to additional sales commissions and GPO fees of $1.3 million due to greater revenues year over year and increased salaries and wages of $0.3 million during the first quarter of 2023 compared to first quarter of 2022. As a percentage of revenue, sales and marketing expenses increased to 39.5% in the three months ended March 31, 2023 from 40.2% in the prior year period due primarily to additional headcount in the current year period.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses were $0.2 million for the three months ended March 31, 2023, comparable to the prior year period.

Interest Expense

Interest expense is related to interest incurred from our debt instruments and finance leases. Interest expense was $0.6 million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. The increase in interest expense during the three months ended March 31, 2023 compared to the comparable period in the prior year resulted primarily from increases to the base interest rate applied to our debt instruments. We expect that our annualized interest expense will increase approximately $0.1 million for every 50 basis points of increase to the reference rate associated with our credit agreements.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$5,410	$20,507
Accounts receivable, net	11,902	10,853
Inventories	18,522	17,285
Total current assets	36,587	49,318
Accounts payable	3,421	3,490
Accrued liabilities	5,595	5,496
Line of credit	3,002	3,379
Current portion of long-term debt	4,722	2,333
Total current liabilities	17,276	15,218
Net working capital	19,311	34,100

Our decrease in cash and cash equivalents is due primarily to the use of cash for our acquisition of Surgalign SPV, Inc. and our net loss during the three months ended March 31, 2023.

Cash Flows

Net cash used in operating activities for the first three months of 2023 was $2.2 million compared to $1.0 million for the first three months of 2022. This increase relates primarily to the combination of the effects of changes in operating assets and liabilities, partially offset by the decrease in net loss during the first three months of 2023.

Net cash used in investing activities for the first three months of 2023 was $17.4 million compared to $0.4 million for the first three months of 2022. This increase relates primarily to the use of $17.0 in cash for the acquisition of Surgalign SPV, Inc. during the first three months of 2023.

Net cash provided by financing activities for the first three months of 2023 was $4.6 million, consisting primarily of $5 million of additional borrowings under our term loan, compared to $21 thousand for the first three months of 2022.

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

The Term Credit Agreement provides for a secured term loan facility (the “Term Facility”) in an aggregate principal amount of $12.0 million (the “Term Loan Commitment”), which was funded to the Borrowers immediately, and an additional $5.0 million tranche available solely at the discretion of MidCap and the lenders, for the purposes agreed to between the Company, the Borrowers and the lenders in advance of the making of loans under such additional tranche (the “Discretionary Tranche”). The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $8.0 million (such amount, the “Revolving Loan Commitment”) at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

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

On February 28, 2023, in connection with the acquisition of Surgalign SPV, the Term Credit Agreement was amended pursuant to an Amendment No. 3 to Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 3”) to provide approximately $5.0 of funding for such acquisition, which replaced the Discretionary Tranche. In addition to the Term Amendment No. 3., we entered into an Amendment No. 3 to Credit, Security and Guarantee Agreement (Revolving Loan) (together with the Term Amendment No. 3, the “Amendments No. 3”), which amends the Revolving Credit Agreement. Additionally, the Amendments No. 3 (i) re-set the date certain fees payable in connection with optional prepayments under the Term Credit Agreement and the Revolving Credit Agreement are determined to the date the amendments were executed and consequently extended such fees’ original expiration and (ii) increased the minimum amount of interest payable under the Term Credit Agreement and the Revolving Credit Agreement from 1% to 2.5%.

The Facilities have a maturity date of May 1, 2026 (the “Maturity Date”). Beginning in June 2023, the Company is required to make monthly principal payments of approximately $0.5 million on the Term Facility through the Maturity Date. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers.

As of March 31, 2023, the Company had $3.0 million outstanding and $5.0 million of availability under the Revolving Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR rate, as such term is defined in the Credit Agreements, plus 0.11%, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of March 31, 2023, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.30%, and the effective rate of the Revolving Facility was 9.28%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. As of March 31, 2023, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $5.2 million of cash and cash equivalents as of March 31, 2023, together with operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least May 2024. However, we may require or seek additional capital to fund our future operations and business strategy prior to May 2024. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

There have been no changes in our critical accounting estimates for the three months ended March 31, 2023 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than with respect to the fair value of assets acquired as part of the Coflex and CoFix product lines and the new critical accounting policy and estimates below in light of such acquisition.

Business Combinations

When applicable, we account for the acquisition of a business in accordance with the accounting standards codification guidance for business combinations, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.

Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. While the ultimate responsibility for determining estimated fair values of the acquired net assets resides with management, for material acquisitions, we may retain the services of certified valuation specialists to assist with assigning estimated fair values to certain acquired assets and assumed liabilities, including intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. Estimated fair values of acquired intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment are generally based on available historical information, future expectations, available market data, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, technological obsolescence, the useful life of the acquired assets, and other factors. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach, or the cost approach; estimating future cash flows based on projected revenues and/or margins that we expect to generate subsequent to the acquisition; applying an appropriate discount rate to estimate the present value of those projected cash flows we expect to generate; selecting an appropriate terminal growth rate and/or royalty rate or estimating a customer attrition or technological obsolescence factor where necessary and appropriate given the nature of the respective asset; assigning an appropriate contributory asset charge where needed; determining an appropriate useful life and the related depreciation or amortization method for the respective asset; and assessing the accuracy and completeness of other historical financial metrics of the acquiree used as standalone inputs or as the basis for determining estimated projected inputs such as margins, customer attrition, and costs to hold and sell product.

In determining the estimated fair value of intangible assets that are separately identifiable from goodwill, we typically utilize the income approach, which discounts the projected future cash flows using a discount rate that appropriately reflects the risks associated with the projected cash flows. Generally, we estimate the fair value of acquired customer relationships using the relief from royalty method under the income approach, which is based on the hypothetical royalty stream that would be received if we were to license the acquired trade name. For most other acquired intangible assets, we estimate fair value using the excess earnings method under the income approach, which is typically applied when cash flows are not directly generated by the asset, but rather, by an operating group that includes the particular asset. In certain instances, particularly in relation to developed technology or patents, we may utilize the cost approach depending on the nature of the respective intangible asset and the recency of the development or procurement of such technology. The useful lives and amortization methods for the acquired intangible assets that are separately identifiable from goodwill are generally determined based on the period of expected cash flows used to measure the fair value of the acquired intangible assets and the nature of the use of the respective acquired intangible asset, adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors such as customer attrition rates and product or order lifecycles that may limit the useful life of the respective acquired intangible asset. In determining the estimated fair value of acquired inventory, we typically utilize the cost approach for raw materials and the sales comparison approach for work in process, finished goods, and service parts. In determining the estimated fair value of acquired property, plant, and equipment, we typically utilize the sales comparison approach or the cost approach depending on the nature of the respective asset and the recency of the construction or procurement of such asset.

We may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known as of the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to an acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill will affect any measurement of goodwill impairment taken during the measurement period, if applicable. If necessary, purchase price allocation revisions that occur outside of the measurement period are recorded within cost of sales, selling expenses or general and administrative expenses within our consolidated condensed statements of operations depending on the nature of the adjustment.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes implemented to integrate the internal controls of Surgalign SPV Inc. with our internal controls.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our legal proceedings are discussed in Note 12 – Commitments and Contingencies in the notes to our condensed consolidated financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

Although this Item is inapplicable to us as a smaller reporting company, we hereby disclose the following revised risk factor described in our annual report on Form 10-K for the fiscal year ended December 31, 2022 and new risk factor:

Worldwide economic and market conditions, including with respect to financial institutions, and social instability could adversely affect our revenue, liquidity, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, could materially and adversely affect our revenue, liquidity, financial condition and results of operations. For example, the recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although depositors at these institutions will continue to have access to their funds, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank with which we deposit our funds or otherwise do business could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that fails or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Additionally, the credit and financial markets may be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as the lingering economic impacts of COVID-19, continuing supply chain disruptions, labor shortages and persistent inflation, and measures taken in response thereto, including recent interest rate increases, could also adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

Our actual operating results may differ significantly from our guidance, which could cause the market price of our common stock to decline.

We recently initiated the issuance of guidance regarding our future performance, such as our anticipated annual revenue, that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of these ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance could disappoint investors and analysts and cause the market price of our common stock to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 2, 2023, Xtant Medical Holdings, Inc. entered into an Amendment No. 1 to Investor Rights Agreement (“Investor Rights Agreement Amendment”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”) and ROS Acquisition Offshore LP (“ROS” and, together with OrbiMed, the “Investors”) pursuant to which that certain Investor Rights Agreement dated as of February 14, 2018 among the parties thereto (the “Investor Rights Agreement”) was amended to delete Section 2.4(a)(vii) therein, effective immediately, and to delete Section 2.4(b) therein, effective upon the stockholders of the Company approving an amendment to the Company’s Amended and Restated Certificate of Incorporation to require the approval of at least 75% of the directors of the Company then holding office to fix the number of directors of the Company at more than seven directors. Section 2.4(a)(vii) of the Investor Rights Agreement required the approval of the Investors to hire or terminate the Company’s chief executive officer so long as the Ownership Threshold (as defined in the Investor Rights Agreement) is met and Section 2.4(b) of the Investor Rights Agreement requires the approval of a majority of the Investor Designees (as defined in the Investor Rights Agreement) to increase the size of the Company’s Board of Directors beyond seven directors. The Investors collectively beneficially own approximately 67% of the Company’s common stock. In addition to the Investor Rights Agreement, the Company is a party to certain registration rights agreements with the Investors.

The foregoing description of the Investor Rights Agreement Amendment is a summary of the material terms thereof, does not purport to be complete and is qualified in its entirety by reference to the complete text of the Investor Rights Agreement Amendment, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1

Equity Purchase Agreement, dated February 28, 2023, by and among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein).

3.4	Second Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Transition Services Agreement, dated February 28, 2023, by and among Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Xtant Medical Holdings, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.2	Amendment No. 3 to Credit, Security and Guaranty Agreement (Term Loan), dated as of February 28, 2023, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.3	Amendment No. 3 to Credit, Security and Guaranty Agreement (Revolving Loan), dated as of February 28, 2023, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.4	Amendment No. 1 to Investor Rights Agreement dated as of May 2, 2023 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 4, 2023	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Scott Neils
	Name:	Scott Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

