Form 10-Q
period 2023-06-30
Xtant Medical Holdings, Inc.
filed 2023-08-01
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at July 28, 2023: 128,897,048.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

June 30, 2023

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.”

As used in this report, unless the context indicates another meaning, the terms “we,” “us,” “our,” “Xtant,” “Xtant Medical,” and the “Company” mean Xtant Medical Holdings, Inc. and its wholly owned subsidiaries, Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., and Surgalign SPV, Inc., all of which are consolidated on Xtant’s condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	our pending acquisition of certain assets and liabilities of Surgalign Holdings, Inc. and risks associated therewith, including without limitation potential delays in completing the transaction and the risk that the transaction may not be completed at all, the failure to achieve anticipated revenue and any cost or revenue synergies expected from the transaction or delays in the realization thereof, delays and challenges in integrating the businesses after the transaction is completed, disruption of our existing business during the pendency of and following the transaction, the loss of key personnel, and unanticipated liabilities or exposures for which we will not been indemnified or may not recover;

●	our ability to integrate the products acquired as part of the acquisition of Surgalign SPV, Inc. and the pending acquisition of certain assets and liabilities of Surgalign Holdings, Inc. and achieve future sales of those products as anticipated;

●	the effect of inflation and supply chain disruptions, which could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	the effect of a global economic slowdown, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could materially and adversely affect our revenue, liquidity, financial condition and results of operations;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	our ability to service our debt and comply with the covenants in our credit agreements;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed;

●	the effect of COVID-19 and current and future variants on our business, operating results and financial condition, including our revenues primarily as a result of the reduction in procedures in which our products are used and the disruption to our customers, distributors, independent sales representatives, contract manufacturers and suppliers, as well as the global economy, supply chain and financial and credit markets;

●	our ability to increase or maintain revenue or return to pre-COVID-19 revenue levels within an acceptable time period or at all and possible future impairment charges to long-lived assets and goodwill and write-downs of excess inventory if unsuccessful;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to innovate, develop, introduce and market new products and technologies;

●	our ability to remain competitive;

●	our reliance on third party suppliers and manufacturers;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our dependence on and ability to retain and recruit independent sales agents and distributors and motivate and incentivize them to sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

ii

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	our ability to successfully complete and integrate future business combinations or acquisitions and risks associated therewith;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

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

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,138	$20,298
Restricted cash	310	209
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $740 and $515, respectively	13,744	10,853
Inventories	20,364	17,285
Prepaid and other current assets	1,015	673
Total current assets	39,571	49,318
Property and equipment, net	6,875	5,785
Right-of-use asset, net	1,155	1,380
Goodwill	6,514	3,205
Intangible assets, net	10,920	344
Other assets	183	197
Total Assets	$65,218	$60,229

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,444	$3,490
Accrued liabilities	6,255	5,496
Current portion of lease liability	488	458
Current portion of finance lease obligations	63	62
Line of credit	5,031	3,379
Current portion of long-term debt	708	2,333
Total current liabilities	16,989	15,218
Long-term Liabilities:
Lease liability, less current portion	720	972
Finance lease obligation, less current portion	149	181
Long-term debt, plus premium and less issuance costs	16,401	9,687
Total Liabilities	34,259	26,058
Commitments and Contingencies (note 13)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 108,897,048 shares issued and outstanding as of June 30, 2023 and 108,874,803 shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	278,897	277,841
Accumulated deficit	(247,938)	(243,670)
Total Stockholders’ Equity	30,959	34,171
Total Liabilities & Stockholders’ Equity	$65,218	$60,229

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Orthopedic product sales	$20,232	$15,277	$38,175	$28,227
Other revenue	—	—	1	9
Total Revenue	20,232	15,277	38,176	28,236

Cost of sales	7,773	6,903	15,180	12,302
Gross Profit	12,459	8,374	22,995	15,934

Operating Expenses
General and administrative	4,954	3,797	9,839	7,766
Sales and marketing	8,716	5,636	15,770	10,845
Research and development	180	241	354	454
Total Operating Expenses	13,850	9,674	25,963	19,065

Loss from Operations	(1,391)	(1,300)	(2,967)	(3,131)

Other Expense
Interest expense	(786)	(397)	(1,360)	(757)
Interest income	—	—	85	—
Total Other Expense	(786)	(397)	(1,275)	(757)

Net Loss from Operations Before Provision for Income Taxes	(2,177)	(1,697)	(4,242)	(3,888)

Provision for Income Taxes Current and Deferred	(13)	(13)	(26)	(35)
Net Loss	$(2,190)	$(1,710)	$(4,268)	$(3,923)

Net Loss Per Share:
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Dilutive	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Shares used in the computation:
Basic	108,897,048	87,313,701	108,895,327	87,252,521
Dilutive	108,897,048	87,313,701	108,895,327	87,252,521

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	108,874,803	$—	$277,841	$(243,670)	$34,171

Common stock issued on vesting of restricted stock units	22,245	—	—	—	—
Stock-based compensation	—	—	617	—	617
Net loss	—	—	—	(2,078)	(2,078)
Balance at March 31, 2023	108,897,048	—	278,458	(245,748)	32,710

Stock-based compensation	—	—	439	—	439
Net loss	—	—	—	(2,190)	(2,190)
Balance at June 30, 2023	108,897,048	$—	$278,897	$(247,938)	$30,959

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	87,068,980	$—	$266,068	$(235,185)	$30,883

Common stock issued on vesting of restricted stock units	244,721	—	—	—	—
Stock-based compensation	—	—	613	—	613
Net loss	—	—	—	(2,213)	(2,213)
Balance at March 31, 2022	87,313,701	—	266,681	(237,398)	29,283

Stock-based compensation	—	—	571	—	571
Net loss	—	—	—	(1,710)	(1,710)
Balance at June 30, 2022	87,313,701	$—	$267,252	$(239,108)	$28,144

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(4,268)	$(3,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,274	599
Gain on disposal of fixed assets	(21)	(84)
Non-cash interest	189	116
Non-cash rent	3	(1)
Stock-based compensation	1,056	1,184
Provision for reserve on accounts receivable	225	143
Provision for excess and obsolete inventory	243	825

Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	(3,116)	(1,589)
Inventories	(1,733)	659
Prepaid and other assets	(330)	465
Accounts payable	954	428
Accrued liabilities	758	189
Net cash used in operating activities	(4,766)	(989)

Investing activities:
Purchases of property and equipment and intangible assets	(870)	(810)
Proceeds from sale of fixed assets	55	165
Acquisition of Surgalign SPV, Inc.	(17,000)	—
Net cash used in investing activities	(17,815)	(645)

Financing activities:
Payments on financing leases	(30)	(22)
Borrowings on line of credit	36,256	26,567
Repayments on line of credit	(34,603)	(26,451)
Net proceeds from issuance of long-term debt, net of issuance costs	4,899	—
Net cash provided by financing activities	6,522	94

Net change in cash and cash equivalents and restricted cash	(16,059)	(1,540)
Cash and cash equivalents and restricted cash at beginning of period	20,507	18,387
Cash and cash equivalents and restricted cash at end of period	$4,448	$16,847

Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$4,138	$16,495
Restricted cash	310	352
Total cash and restricted cash reported in condensed consolidated balance sheets	$4,448	$16,847

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Business Description, Basis of Presentation and Summary of Significant Accounting Policies

Business Description and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), a Delaware corporation, and its wholly owned subsidiaries, Xtant Medical, Inc. (“Xtant Medical”), a Delaware corporation, Bacterin International, Inc. (“Bacterin”), a Nevada corporation, Surgalign SPV, Inc., a Delaware corporation, and X-spine Systems, Inc. (“X-spine”), an Ohio corporation (Xtant, Xtant Medical, Bacterin, Surgalign SPV, Inc. and X-spine are jointly referred to herein as the “Company” or sometimes “we,” “our,” or “us”). All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment; goodwill, intangible assets and liabilities; valuation allowances for trade receivables, inventory, deferred income tax assets and liabilities; current and long-term lease obligations and corresponding right-of-use asset; estimates for the fair value of assets acquired as part of business combinations; and estimates for the fair value of long-term debt, stock options and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2023 and December 31, 2022 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2023 and 2022.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and six months ended June 30, 2023 and 2022.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2023 and 2022, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 18,885,572 and 12,474,376 outstanding stock options, restricted stock units and warrants for the three and six months ended June 30, 2023 and 2022, respectively, are anti-dilutive.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of June 30, 2023 and December 31, 2022.

(2) Acquisition of Coflex and CoFix Product Lines

On February 28, 2023, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Surgalign SPV, Inc., a wholly owned subsidiary of Surgalign Spine Technologies, Inc., (“Seller”), Seller and Surgalign Holdings, Inc., pursuant to which we purchased all of the issued and outstanding shares of common stock of Surgalign SPV, which shares constituted all of the outstanding equity of Surgalign SPV, for an aggregate purchase price of $17.0 million in cash (the “Purchase Price”). The closing contemplated by the Equity Purchase Agreement occurred on February 28, 2023 (the “Closing”).

Immediately prior to the Closing, Seller and its affiliates transferred and assigned to Surgalign SPV, a newly formed entity wholly owned by Seller, certain intellectual property, contractual rights and other assets related to the design, manufacture, sale and distribution of Seller’s Coflex and CoFix products in the United States (the “Coflex Business”). The Coflex and CoFix products have been approved by the U.S. Food and Drug Administration for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression and provide minimally invasive, motion preserving stabilization.

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

We funded the Purchase Price with cash on hand and approximately $5.0 million of indebtedness incurred under our term loan, refer to Note 10 – Debt for additional information.

We recorded the purchase of this acquisition using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. The valuation of the acquired assets was refined during the three months ended June 30, 2023 resulting in adjustments to our allocation of the purchase price for additional inventory of $0.5 million and additional intangible assets of $0.5 million from our previous valuation. The table below represents the preliminary allocation of the total consideration for Surgalign SPV’s assets and liabilities based on management’s preliminary estimates of their respective fair values as of February 28, 2023 (in thousands):

Inventories	$1,589
Equipment	947
Intangible assets	11,155
Net assets acquired	13,691

Goodwill	3,309

Total purchase consideration	$17,000

The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. Management’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as we finalize our valuations of assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.

The acquisition strengthened the Company’s spine portfolio with the addition of the Coflex Business. Coflex is a differentiated and minimally invasive motion preserving stabilization implant that is FDA PMA-approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. This potential benefit resulted in the Company paying a premium for the acquisition resulting in the recognition of $3.3 million in goodwill. For tax purposes, none of the goodwill is deductible.

The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the acquisition had been completed as of January 1, 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Revenues	$40,000	$31,828
Net loss	(3,745)	(2,543)

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

(3) Asset Purchase Agreement

As previously disclosed, on June 18, 2023, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Surgalign Holdings, Inc. (“Surgalign Holdings”), pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, we agreed to acquire certain assets of Surgalign Holdings and its subsidiaries on an as-is, where-is basis, including specified inventory, intellectual property and intellectual property rights, contracts, records and all outstanding equity securities of its international subsidiaries, and intangibles related to the business of designing, developing and manufacturing hardware medical technology and distributing biologics medical technology, as conducted by Surgalign Holdings and its subsidiaries (collectively, the “Assets”), and assume certain specified liabilities of Surgalign Holdings and its subsidiaries (collectively, the “Liabilities” and such acquisition of the Assets and assumption of the Liabilities together, the “Transaction”) for a total purchase price of $5 million in cash. We delivered 10% of the purchase price to an escrow agent, which may be returned to us in the event of specified trigger events, including termination of the Asset Purchase Agreement, subject to certain exceptions relating to a breach of the Asset Purchase Agreement by us.

Surgalign Holdings, together with certain of its subsidiaries, is a debtor in a voluntary Chapter 11 case before the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), which commenced on June 19, 2023, and therefore, the Transaction is being conducted through a Bankruptcy Court-supervised process and is subject to approval of the sale by the Bankruptcy Court and the satisfaction of certain conditions. Following Bankruptcy Court approval, we were designated as the initial bidder in connection with a sale of the Assets under Section 363 of the Bankruptcy Code. On July 28, 2023, the Seller filed a Notice of Successful Bidder announcing the Company as the successful bidder in an auction conducted under Bankruptcy-court approved bidding procedures. Pursuant to the terms of the Asset Purchase Agreement, and pending the issuance of a Sale Order by the Bankruptcy Court, closing of the Transaction is expected to occur after the Bankruptcy Court sale hearing, scheduled for August 8, 2023, but in no event later than September 1, 2023.

(4) Revenue

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

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	June 30, 2023	Total Revenue	June 30, 2022	Total Revenue
Orthobiologics	$14,315	71%	$12,402	81%
Spinal implant	5,917	29%	2,875	19%
Other revenue	—	0%	—	0%
Total revenue	$20,232	100%	$15,277	100%

	Six Months Ended	Percentage of	Six Months Ended	Percentage of
	June 30, 2023	Total Revenue	June 30, 2022	Total Revenue
Orthobiologics	$27,866	73%	$22,568	80%
Spinal implant	10,309	27%	5,659	20%
Other revenue	1	0%	9	0%
Total revenue	$38,176	100%	$28,236	100%

(5) Receivables

The Company’s provision for current expected credit loss is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	June 30, 2023	June 30, 2022
Balance at January 1	$515	$552
Provision for expected credit losses	106	191
Write-offs charged against allowance	—	(173)
Balance at March 31	621	570
Provision for expected credit losses	119	(49)
Write-offs charged against allowance	—	(11)
Balance at June 30	$740	$510

(6) Inventories

Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$6,359	$5,628
Work in process	1,406	798
Finished goods	12,599	10,859
Total	$20,364	$17,285

(7) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$5,597	$5,598
Computer equipment	1,158	1,043
Computer software	230	230
Leasehold improvements	4,105	4,105
Surgical instruments	12,209	11,266
Assets not yet in service	2,079	1,507
Total cost	25,378	23,749
Less: accumulated depreciation	(18,503)	(17,964)
Property and equipment, net	$6,875	$5,785

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended June 30, 2023 and 2022 was $0.4 million and $0.3 million, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

(8) Intangible Assets

The following table sets forth information regarding intangible assets based on the preliminary purchase accounting discussed in Note 2 – Acquisition of Coflex and CoFix Product Lines (in thousands):

	June 30, 2023	December 31, 2022
Patents	$2,617	$807
Customer relationships	8,100	—
Trade names	1,245	—
Total cost	11,962	807
Less: accumulated amortization	(1,042)	(463)
Intangible assets, net	$10,920	$344

(9) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash compensation/commissions payable	$5,455	$4,464
Other accrued liabilities	800	1,032
Accrued liabilities	$6,255	$5,496

(10) Debt

Long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Amounts due under the term loan	$17,000	$12,000
Accrued end-of-term payments	337	216
Less: unamortized debt issuance costs	(228)	(196)
Less: current maturities	(708)	(2,333)
Long-term debt, less issuance costs	$16,401	$9,687

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

In May 2023, the Company extended its interest only period on the term loan until June 2024 when the Company is required to make monthly principal payments of approximately $0.7 million on the term loan through the May 2026.

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.79% as of June 30, 2023. The effective rate of the revolving credit agreement was 9.77% as of June 30, 2023. As of June 30, 2023, the Company had $3.0 million available under the revolving credit agreement.

(11) Stock-Based Compensation

Stock option activity, including options granted under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), and the Amended and Restated Xtant Medical Equity Incentive Plan and options granted to new hires to purchase shares of our common stock outside of any stockholder-approved plan, was as follows for the six months ended June 30, 2023 and 2022:

	2023			2022
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1	3,360,664	$1.51		3,201,666	$1.80
Granted	130,000	0.74		109,164	0.65
Cancelled or expired	(75,460)	$18.61		(443,125)	$2.39
Outstanding at June 30	3,415,204	$1.49	7.7	2,867,705	$1.66	8.4
Exercisable at June 30	1,438,894	$1.93	7.3	599,063	$2.71	7.8

As of June 30, 2023, there was approximately $1.5 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.0 years. The weighted average grant date fair value of options granted during the three months ended June 30, 2023 was $0.61.

Restricted stock unit activity for awards granted under the 2018 Plan was as follows for the six months ended June 30, 2023 and 2022:

	2023		2022
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	3,612,433	$0.88	2,970,104	$1.39
Granted	186,831	$0.71	88,983	$0.65
Vested	(22,245)	$0.65	(244,721)	$1.45
Cancelled	(494,121)	$0.54	(318,807)	$1.32
Outstanding at June 30	3,282,898	$0.92	2,495,559	$1.36

Total compensation expense related to unvested restricted stock units not yet recognized was $2.0 million as of June 30, 2023, which is expected to be allocated to expenses over a weighted-average period of 2.0 years.

On July 26, 2023, our stockholders approved and adopted the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which replaced the 2018 Plan with respect to future grants of equity awards, although the 2018 Plan continues to govern equity awards granted under the 2018 Plan. The 2023 Plan permits the Board of Directors, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board of Directors may select 2023 Plan participants and determine the nature and amount of awards to be granted. The maximum number of shares of our common stock available for issuance under the 2023 Plan, subject to adjustment pursuant to the terms of the 2023 Plan, is (i) 5,500,000 shares of common stock; (ii) 7,695,812 shares of common stock remaining available for issuance under the 2018 Plan but not subject to outstanding awards under the 2018 Plan as of July 26, 2023; and (iii) up to 6,686,090 shares of common stock subject to awards outstanding under the 2018 Plan as of July 26, 2023 but only to the extent such awards are subsequently forfeited, cancelled, expire, or otherwise terminate without the issuance of such shares of common stock after such date.

(12) Warrants

As of June 30, 2023 and December 31, 2022, there were outstanding and exercisable warrants to purchase 12,187,470 shares of our common stock at a weighted average exercise price of $1.53 per share with a weighted average remaining contractual term of 3.3 years.

(13) Commitments and Contingencies

Operating Leases

We lease three office facilities as of June 30, 2023 in Belgrade, Montana under non-cancelable operating lease agreements with expiration dates in 2025. We have the option to extend certain leases for additional five or ten-year term(s), and we have the right of first refusal on any sale. As of June 30, 2023, the weighted-average remaining lease term was 2.3 years.

Future minimum payments for the next five years and thereafter as of June 30, 2023 under these long-term operating leases are as follows (in thousands):

Remainder of 2023	$271
2024	559
2025	470
Total future minimum lease payments	1,300
Less amount representing interest	(92)
Present value of obligations under operating leases	1,208
Less current portion	(488)
Long-term operating lease obligations	$720

Rent expense was $0.1 million for the three months ended June 30, 2023 and 2022 and $0.3 million for the six months ended June 30, 2023 and 2022. We have no contingent rent agreements.

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

(14) Income Taxes

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

The Company did not recognize any interest or penalties related to income taxes for the three and six months ended June 30, 2023 and 2022.

(15) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,171	$667
Non-cash activities:
Fixed assets acquired under finance lease	$—	$159

(16) Related Party Transactions

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 99% of sales were in the United States for the three months ended June 30, 2023 and 2022, and 99% for the six months ended June 30, 2023 and 2022. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
United States	$19,987	$15,025
Rest of world	245	252
Total revenue	$20,232	$15,277

	Six Months Ended June 30,
	2023	2022
United States	$37,501	$27,719
Rest of world	675	517
Total revenue	$38,176	$28,236

(18) Subsequent Event

On July 3, 2023, we entered into a securities purchase agreement pursuant to which we issued an aggregate of 20,000,000 shares of common stock to accredited investors in a private placement at a per share purchase price of $0.75 at a closing held on July 6, 2023. The gross proceeds to us from the private placement were $15.0 million, before deducting estimated offering fees and expenses payable by us. We expect to use the net proceeds from the private placement for working capital and other general corporate purposes.

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

Business Overview

We develop, manufacture and market regenerative and stabilization medicine products and medical devices for domestic and international markets. Our products serve the specialized needs of orthopedic and neurological surgeons, including orthobiologics for the promotion of bone healing, implants and instrumentation for the treatment of spinal disease. We promote our products in the United States through independent distributors and stocking agents, supported by direct employees.

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

Acquisition of Coflex and CoFix Product Lines

On February 28, 2023, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Surgalign SPV, Inc. (“Surgalign SPV”), a wholly owned subsidiary of Surgalign Spine Technologies, Inc. (“Seller”), Seller and Surgalign Holdings, Inc., pursuant to which we purchased all of the issued and outstanding shares of common stock of Surgalign SPV, which shares constitute all of the outstanding equity of Surgalign SPV, for an aggregate purchase price of $17.0 million in cash. The closing contemplated by the Equity Purchase Agreement occurred on February 28, 2023 (the “Closing”).

Immediately prior to the Closing, Seller and its affiliates transferred and assigned to Surgalign SPV, a newly formed entity wholly owned by Seller, certain intellectual property, contractual rights and other assets related to the design, manufacture, sale and distribution of Seller’s Coflex and CoFix products in the United States (the “Coflex Business”). The Coflex and CoFix products have been approved by the U.S. Food and Drug Administration for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression and provide minimally invasive, motion preserving stabilization.

For additional information regarding the acquisition of Surgalign SPV, refer to Note 2 – Acquisition of Coflex and CoFix Product Lines in the condensed consolidated financial statements in this Form 10-Q.

Recent Development: Asset Purchase Agreement

As previously disclosed, on June 18, 2023, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Surgalign Holdings, Inc. (“Surgalign Holdings”), pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, we agreed to acquire certain assets of Surgalign Holdings and its subsidiaries on an as-is, where-is basis, including specified inventory, intellectual property and intellectual property rights, contracts, records and all outstanding equity securities of its international subsidiaries, and intangibles related to the business of designing, developing and manufacturing hardware medical technology and distributing biologics medical technology, as conducted by Surgalign Holdings and its subsidiaries (collectively, the “Assets”), and assume certain specified liabilities of Surgalign Holdings and its subsidiaries (collectively, the “Liabilities” and such acquisition of the Assets and assumption of the Liabilities together, the “Transaction”) for a total purchase price of $5 million in cash. We delivered 10% of the purchase price to an escrow agent, which may be returned to us in the event of specified trigger events, including termination of the Asset Purchase Agreement, subject to certain exceptions relating to a breach of the Asset Purchase Agreement by us.

Surgalign Holdings, together with certain of its subsidiaries, is a debtor in a voluntary Chapter 11 case before the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), which commenced on June 19, 2023, and therefore, the Transaction is being conducted through a Bankruptcy Court-supervised process and is subject to approval of the sale by the Bankruptcy Court and the satisfaction of certain conditions. Following Bankruptcy Court approval, we were designated as the initial bidder in connection with a sale of the Assets under Section 363 of the Bankruptcy Code. On July 28, 2023, the Seller filed a Notice of Successful Bidder announcing the Company as the successful bidder in an auction conducted under Bankruptcy-court approved bidding procedures. Pursuant to the terms of the Asset Purchase Agreement, and pending the issuance of a Sale Order by the Bankruptcy Court, closing of the Transaction is expected to occur after the Bankruptcy Court sale hearing, scheduled for August 8, 2023, but in no event later than September 1, 2023.

Recent Development: July 2023 Private Placement

On July 3, 2023, we entered into a securities purchase agreement pursuant to which we issued an aggregate of 20,000,000 shares of common stock to accredited investors in a private placement at a per share purchase price of $0.75 at a closing held on July 6, 2023. The gross proceeds to us from the private placement were $15.0 million, before deducting estimated offering fees and expenses payable by us. We expect to use the net proceeds from the private placement for working capital and other general corporate purposes.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and June 30, 2022

Revenue

Total revenue for the three and six months ended June 30, 2023 was $20.2 million and $38.2 million, respectively, which represents an increase of 32% and 35%, respectively, compared to $15.3 million and $28.2 million for the three and six months ended June 30, 2022, respectively. These revenue increases are attributed primarily to greater independent agent sales, the effect of the contribution of Coflex and CoFix product sales and opportunistic private label sales.

Cost of Sales and Gross Profit

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 12%, or $0.8 million, to $7.7 million for the three months ended June 30, 2023 from $6.9 million for the three months ended June 30, 2022. Cost of sales increased by 23%, or $2.8 million, to $15.1 million for the six months ended June 30, 2023 from $12.3 million for the six months ended June 30, 2022. These increases in cost of sales are primarily due to higher sales volumes.

Gross profit as a percentage of revenue increased to 61.6% for the three months ended June 30, 2023 compared to 54.8% for the same period in 2022 and increased to 60.2% for the six months ended June 30, 2023 compared to 56.4% for the same period in 2022. Of the increase for the three-month comparison, 580 basis points were for the impact of Coflex and CoFix products and 230 basis points resulted from decreased charges for excess and obsolete inventory, partially offset by 310 basis points related to higher product costs. Of the increase for the six-month comparison, 550 basis points were for the impact of Coflex and CoFix products and 210 basis points resulted from decreased charges for excess and obsolete inventory, partially offset by 300 basis points related to higher product costs.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, legal, accounting and professional fees, and occupancy costs. General and administrative expenses increased 31%, or $1.2 million, to $5.0 million for the three months ended June 30, 2023, compared to $3.8 million for the same period in 2022. General and administrative expenses increased 27%, or $2.1 million, to $9.8 million for the six months ended June 30, 2023, compared to $7.8 million for the same period in 2022. The increase for the three-month comparison is primarily attributable to $0.4 million of amortization of intangible assets associated with the Coflex and CoFix product lines, $0.4 million of additional compensation expense related to additional headcount and $0.2 million of acquisition-related professional fees. The increase for the six-month comparison is primarily attributable to $0.8 million of additional compensation expense related to additional headcount, $0.6 million of amortization of intangible assets associated with the Coflex and CoFix product lines and $0.3 million of acquisition-related professional fees.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing increased 55%, or $3.1 million, to $8.7 million for the three months ended June 30, 2023, compared to $5.6 million for the same period in 2022. Sales and marketing expenses increased 45%, or $4.9 million, to $15.8 million for the six months ended June 30, 2023, compared to $10.8 million for the same period in 2022. The increase for the three-month comparison is primarily due to additional commission expense of $1.7 million resulting from revenue growth and $0.8 million of additional compensation expense related to additional headcount. The increase for the six-month comparison is primarily due to additional commission expense of $2.9 million resulting from revenue growth, $1.1 million of additional compensation expense related to additional headcount and $0.3 million of additional expense for travel and tradeshows.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses were $0.2 million for both the three months ended June 30, 2023 and 2022. Research and development expense was $0.4 million for the six months ended June 30, 2023, compared to $0.5 million for the same period in 2022.

Interest Expense

Interest expense consists of interest incurred from our debt instruments. Interest expense was $0.8 million and $1.4 million for the three and six months ended June 30, 2023, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2022. The increase in interest expense during the three and six months ended June 30, 2023 compared to the comparable periods in the prior year resulted primarily from increases to the base interest rate applied to our debt instruments and the additional borrowing of $5.0 million under our term loan agreement in February 2023. We expect that our annualized interest expense will increase approximately $0.1 million for every 50 basis points of increase to the reference rate associated with our credit agreements.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,448	$20,507
Accounts receivable, net	13,744	10,853
Inventories	20,364	17,285
Total current assets	39,571	49,318
Accounts payable	4,444	3,490
Accrued liabilities	6,255	5,496
Line of credit	5,031	3,379
Current portion of long-term debt	708	2,333
Total current liabilities	16,989	15,218
Net working capital	22,582	34,100

Our decrease in cash and cash equivalents is due primarily to the use of cash for our acquisition of Surgalign SPV, Inc. and our net loss during the six months ended June 30, 2023 and increases to accounts receivable and inventory balances.

Subsequent to the end of the second quarter of 2023, we issued an aggregate of 20,000,000 shares of our common stock to accredited investors in a private placement at a per share purchase price of $0.75, resulting in gross proceeds to us of $15.0 million, before deducting estimated offering fees and expenses payable by us. We expect to use the net proceeds from the private placement for working capital and other general corporate purposes.

Cash Flows

Net cash used in operating activities for the first six months of 2023 was $4.8 million compared to $1.0 million for the first six months of 2022. This increase relates primarily to increases in accounts receivable and inventory balances.

Net cash used in investing activities for the first six months of 2023 was $17.8 million compared to $0.6 million for the first six months of 2022. This increase relates primarily to the use of $17.0 million in cash for the acquisition of Surgalign SPV, Inc. during the first six months of 2023.

Net cash provided by financing activities for the first six months of 2023 was $6.5 million, consisting primarily of $5.0 million of additional borrowings under our term loan, compared to $94 thousand for the first six months of 2022.

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

The Facilities have a maturity date of May 1, 2026 (the “Maturity Date”). In May 2023, the Company extended its interest only period on the Term Facility until June 2024 when the Company is required to make monthly principal payments of approximately $0.7 million on the Term Facility through the Maturity Date. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers.

As of June 30, 2023, the Company had $5.0 million outstanding and $3.0 million of availability under the Revolving Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR rate, as such term is defined in the Credit Agreements, plus 0.11%, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of June 30, 2023, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.79%, and the effective rate of the Revolving Facility was 9.77%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. As of June 30, 2023, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $4.1 million of cash and cash equivalents as of June 30, 2023, together with the net proceeds of our July 2023 private placement, amounts available under the Facilities and cash provided by operating activities, will be sufficient to meet our anticipated cash requirements through at least August 2024. However, we may require or seek additional capital to fund our future operations and business strategy prior to August 2024. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

There have been no changes in our critical accounting estimates during the six months ended June 30, 2023, as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than with respect to the fair value of assets acquired as part of the Coflex and CoFix product lines and the new critical accounting estimates below in light of such acquisition.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes implemented to integrate the internal controls of Surgalign SPV Inc. with our internal controls.

PART II.	OTHER INFORMATION

item 1.	legal proceedings

Our legal proceedings are discussed in Note 13 – Commitments and Contingencies in the notes to our condensed consolidated financial statements in this Form 10-Q.

item 1a.	risk factors

Although this Item is inapplicable to us as a smaller reporting company, we hereby disclose the following new risk factor and two revised risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2022:

We have completed acquisitions and business combinations in the past and our current business strategy includes targeted strategic acquisitions in the future, including our pending acquisition of certain assets and liabilities of Surgalign Holdings, Inc. and our completed acquisition of Surgalign SPV. Acquisitions and business combinations are risky and may harm our business, reputation, operating results and financial condition.

One of our key growth initiatives is to add depth to our product offerings through targeted strategic acquisitions. In furtherance of this strategy, we have completed acquisitions and business combinations in the past, including our first quarter 2023 acquisition of Surgalign SPV, and may complete acquisitions and business combinations in the future, including our pending acquisition of certain assets and liabilities of Surgalign Holdings, Inc. Our ability to complete acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

●	diversion of management’s attention;
●	disruption to our existing operations and plans;
●	inability to effectively manage our expanded operations;
●	difficulties or delays in integrating and assimilating information and financial systems, operations, manufacturing processes and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;
●	inability to successfully integrate or develop a distribution channel for acquired product lines;
●	potential loss of key employees, customers, distributors, or sales representatives of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and sales representatives;
●	adverse impact on overall profitability if our expanded operations do not achieve the financial results projected in our valuation models;
●	reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs, which could in turn restrict our ability to access additional capital when needed or pursue other important elements of our business strategy;
●	infringement by acquired businesses or other business ventures of intellectual property rights of others;
●	violation of confidentiality, intellectual property and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;
●	inaccurate assessment of additional post-acquisition investments, undisclosed, contingent, tax or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs;
●	incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges; and
●	write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Also, some acquisitions, such as our acquisition of Surgalign SPV and our pending acquisition of certain assets and liabilities of Surgalign Holdings, Inc., may require the consent of the lenders under our credit agreements with MidCap and/or the consent of Royalty Opportunities and ROS under the Investor Rights Agreement. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders or these investors would approve future acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time.

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

item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4.	MINE SAFETY DISCLOSURES

Not applicable.

item 5.	OTHER INFORMATION

Not applicable.

item 6.	EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1	Equity Purchase Agreement, dated February 28, 2023, by and among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.2	Asset Purchase Agreement, dated June 18, 2023, by and between Surgalign Holdings, Inc. and Xtant Medical Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2018 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019 (SEC File No. 001-34951) and incorporated by reference herein).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as Amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as Amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xtant Medical Holdings, Inc., as Amended (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

3.7	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951 and incorporated by reference herein).

10.1	Amendment No. 1 to Investor Rights Agreement dated as of May 2, 2023 among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.2	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 1, 2023	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2023	By:	/s/ Scott Neils
	Name:	Scott Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

