Form 10-Q
period 2023-09-30
Xtant Medical Holdings, Inc.
filed 2023-11-14
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at November 13, 2023: 130,110,250.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

September 30, 2023

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.”

As used in this report, unless the context indicates another meaning, the terms “we,” “us,” “our,” “Xtant,” “Xtant Medical,” and the “Company” mean Xtant Medical Holdings, Inc. and its wholly owned subsidiaries, all of which are consolidated on Xtant’s condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	our ability to integrate the products acquired as part of the acquisition of Surgalign SPV, Inc., the acquisition of certain assets and liabilities of Surgalign Holdings, Inc., and the acquisition of certain assets of RTI Holdings, Inc. and achieve future sales of those products as anticipated, and other risks associated with those acquisitions;

●	the anticipated adverse impact on our future revenues and financial results of a current shortage in the stem cells used to produce our OsteoVive product;

●	the effect of inflation and supply chain disruptions, which could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	the effect of a global economic slowdown, rising interest rates and the prospects for recession, a possible U.S. government shutdown, as well as past and potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could materially and adversely affect our revenue, liquidity, financial condition and results of operations;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	our ability to service our debt and comply with the covenants in our credit agreements;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed;

●	the effect of COVID-19 and current and future variants on our business, operating results and financial condition, including our revenues primarily as a result of the reduction in procedures in which our products are used and the disruption to our customers, distributors, independent sales representatives, contract manufacturers and suppliers, as well as the global economy, supply chain and financial and credit markets;

●	our ability to increase or maintain revenue or return to pre-COVID-19 revenue levels within an acceptable time period or at all and possible future impairment charges to long-lived assets and goodwill and write-downs of excess inventory if unsuccessful;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to innovate, develop, introduce and market new products and technologies;

●	our ability to remain competitive;

●	our reliance on third party suppliers and manufacturers;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

ii

●	our dependence on and ability to retain and recruit independent sales agents and distributors and motivate and incentivize them to sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, the war between Ukraine and Russia and the related sanctions, the war between Israel and Hamas and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other potential conflicts;

●	our ability to successfully complete and integrate our past and any future business combinations or acquisitions and risks associated therewith;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

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

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,664	$20,298
Restricted cash	85	209
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $820 and $515, respectively	19,150	10,853
Inventories	34,334	17,285
Prepaid and other current assets	1,874	673
Total current assets	64,107	49,318
Property and equipment, net	9,097	5,785
Right-of-use asset, net	1,594	1,380
Goodwill	6,514	3,205
Intangible assets, net	10,492	344
Other assets	199	197
Total Assets	$92,003	$60,229

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,358	$3,490
Accrued liabilities	8,934	5,496
Current portion of lease liability	733	458
Current portion of finance lease obligations	64	62
Line of credit	3,999	3,379
Current portion of long-term debt	2,833	2,333
Total current liabilities	21,921	15,218
Long-term Liabilities:
Lease liability, less current portion	916	972
Finance lease obligation, less current portion	133	181
Long-term debt, plus premium and less issuance costs	14,352	9,687
Total Liabilities	37,322	26,058
Commitments and Contingencies (note 13)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 129,788,947 shares issued and outstanding as of September 30, 2023 and 108,874,803 shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	293,534	277,841
Accumulated other comprehensive loss	(146)	—
Accumulated deficit	(238,707)	(243,670)
Total Stockholders’ Equity	54,681	34,171
Total Liabilities & Stockholders’ Equity	$92,003	$60,229

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Revenue	$25,019	$14,462	$63,195	$42,699
Cost of Sales	9,685	6,566	24,865	18,868
Gross Profit	15,334	7,896	38,330	23,831

Operating Expenses
General and administrative	7,144	3,729	16,983	11,496
Sales and marketing	11,085	5,838	26,855	16,683
Research and development	490	229	844	683
Total Operating Expenses	18,719	9,796	44,682	28,862

Loss from Operations	(3,385)	(1,900)	(6,352)	(5,031)

Other Income (Expense)
Interest expense	(760)	(440)	(2,120)	(1,197)
Interest income	48	—	133	—
Bargain purchase gain	11,028	—	11,028	—
Total Other Income (Expense)	10,316	(440)	9,041	(1,197)

Net Income (Loss) from Operations Before Provision for Income Taxes	6,931	(2,340)	2,689	(6,228)

Provision for Income Taxes Current and Deferred	2,300	(13)	2,274	(48)
Net Income (Loss)	$9,231	$(2,353)	$4,963	$(6,276)

Net Income (Loss) Per Share:
Basic	$0.07	$(0.03)	$0.04	$(0.07)
Dilutive	$0.07	$(0.03)	$0.04	$(0.07)

Shares used in the computation:
Basic	128,140,238	93,278,610	115,380,792	89,236,832
Dilutive	135,663,274	93,278,610	123,832,401	89,236,832

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss)	$9,231	$(2,353)	$4,963	$(6,276)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(146)	—	(146)	—
Comprehensive Income (Loss)	$9,085	$(2,353)	$4,817	$(6,276)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	108,874,803	$—	$277,841	$—	$(243,670)	$34,171

Common stock issued on vesting of restricted stock units	22,245	—	—	—	—	—
Stock-based compensation	—	—	617	—	—	617
Net loss	—	—	—	—	(2,078)	(2,078)
Balance at March 31, 2023	108,897,048	—	278,458	—	(245,748)	32,710

Stock-based compensation	—	—	439	—	—	439
Net loss	—	—	—	—	(2,190)	(2,190)
Balance at June 30, 2023	108,897,048	$—	$278,897	$—	$(247,938)	$30,959

Private placement of common stock, net of issuance costs of $175	20,000,000	—	14,011	—	—	14,011
Common stock issued on vesting of restricted stock units	992,287	—	—	—	—	—
Withholding of common stock upon vesting of restricted stock units	(100,388)	—	(119)	—	—	(119)
Stock-based compensation	—	—	745	—	—	745
Foreign currency translation adjustment	—	—	—	(146)	—	(146)
Net income	—	—	—	—	9,231	9,231
Balance at September 30, 2023	129,788,947	—	293,534	(146)	(238,707)	54,681

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	87,068,980	$—	$266,068	$—	$(235,185)	$30,883

Common stock issued on vesting of restricted stock units	244,721	—	—	—	—	—
Stock-based compensation	—	—	613	—	—	613
Net loss	—	—	—	—	(2,213)	(2,213)
Balance at March 31, 2022	87,313,701	—	266,681	—	(237,398)	29,283

Stock-based compensation	—	—	571	—	—	571
Net loss	—	—	—	—	(1,710)	(1,710)
Balance at June 30, 2022	87,313,701	$—	$267,252	$—	$(239,108)	$28,144

Private placement of common stock, net of issuance costs of $409	14,060,315	—	5,225	—	—	5,225
Warrants issued in connection with the private placement	—	—	1,116	—	—	1,116
Common stock issued on vesting of restricted stock units	607,234	—	—	—	—	—
Stock-based compensation	—	—	641	—	—	641
Net loss	—	—	—	—	(2,353)	(2,353)
Balance at September 30, 2022	101,981,250	—	274,234	—	(241,461)	32,773

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$4,963	$(6,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,157	971
Gain on disposal of fixed assets	(104)	(91)
Non-cash interest	266	175
Non-cash rent	5	2
Stock-based compensation	1,801	1,825
Provision for expected credit losses	316	277
Provision for excess and obsolete inventory	398	1,568
Release of valuation allowance	(2,394)	—
Gain on bargain purchase	(11,028)	—

Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(7,047)	(2,962)
Inventories	(1,669)	(616)
Prepaid and other assets	69	239
Accounts payable	1,298	1,164
Accrued liabilities	2,369	671
Net cash used in operating activities	(8,600)	(3,053)

Investing activities:
Purchases of property and equipment	(1,093)	(1,321)
Proceeds from sale of fixed assets	70	184
Acquisition of Surgalign SPV, Inc.	(17,000)	—
Acquisition of Surgalign Holdings, Inc.’s hardware and biologics business, net of cash acquired	(4,448)	—
Net cash used in investing activities	(22,471)	(1,137)

Financing activities:
Payments on financing leases	(46)	(35)
Borrowings on line of credit	55,345	36,680
Repayments on line of credit	(54,724)	(39,580)
Proceeds from private placement, net of cash issuance costs	14,011	6,341
Net proceeds from issuance of long-term debt, net of issuance costs	4,899	—
Payments of taxes from withholding of common stock on vesting of restricted stock units	(119)	—
Net cash provided by financing activities	19,366	3,406

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(53)	—

Net change in cash and cash equivalents and restricted cash	(11,758)	(784)
Cash and cash equivalents and restricted cash at beginning of period	20,507	18,387
Cash and cash equivalents and restricted cash at end of period	$8,749	$17,603

Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$8,664	$17,363
Restricted cash	85	240
Total cash and restricted cash reported in condensed consolidated balance sheets	$8,749	$17,603

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Business Description, Basis of Presentation and Summary of Significant Accounting Policies

Business Description and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), a Delaware corporation, and its wholly owned subsidiaries, are jointly referred to herein as “Xtant” or the “Company”. The terms “we,” “us” and “our” also refer to Xtant.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The September 30, 2023 and December 31, 2022 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2023 and 2022.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and nine months ended September 30, 2023 and 2022.

The following table presents the changes in the carrying amount of goodwill:

Balance at January 1, 2023	$3,205
Goodwill resulting from acquisition of Surgalign SPV, Inc.	3,309
Balance at September 30, 2023	$6,514

Foreign Currency

The Company generates revenues outside the United States in multiple foreign currencies including euros, Swiss francs, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. The Company also incurs operating expenses in euros, Swiss francs and British pounds. All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at period-end, while elements of the income statement are translated at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are reported in other income, net.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of September 30, 2023 and December 31, 2022.

(2) Acquisition of Coflex and CoFix Product Lines

On February 28, 2023, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Surgalign SPV, Inc. (“Surgalign SPV”), a wholly owned subsidiary of Surgalign Spine Technologies, Inc., (“Seller”), Seller and Surgalign Holdings, Inc. , pursuant to which we purchased all of the issued and outstanding shares of common stock of Surgalign SPV, which shares constituted all of the outstanding equity of Surgalign SPV, for an aggregate purchase price of $17.0 million in cash (the “Purchase Price”). The closing contemplated by the Equity Purchase Agreement occurred on February 28, 2023 (the “Closing”).

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

We recorded the purchase of this acquisition using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. The table below represents the allocation of the total consideration for Surgalign SPV’s assets and liabilities based on management’s estimates of their respective fair values as of February 28, 2023 (in thousands):

Inventories	$1,589
Equipment	947
Intangible assets	11,155
Net assets acquired	13,691

Goodwill	3,309

Total purchase consideration	$17,000

The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.

The acquisition strengthened the Company’s spine portfolio with the addition of the Coflex Business. Coflex is a differentiated and minimally invasive motion preserving stabilization implant that is FDA PMA-approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. This potential benefit resulted in the Company paying a premium for the acquisition resulting in the recognition of $3.3 million in goodwill. For tax purposes, goodwill is deductible.

(3) Acquisition of Surgalign Holdings, Inc.’s Hardware and Biologics Business

On August 10, 2023, we completed the acquisition (the “Transaction”) of the assets of Surgalign Holdings, Inc. ( “Surgalign Holdings”), and its subsidiaries used in Surgalign Holding’s hardware and biologics business. The acquired assets included specified inventory, intellectual property and intellectual property rights, contracts, equipment and other personal property, records, the outstanding equity securities of Surgalign Holdings’s international subsidiaries, and intangibles that were related to Surgalign Holding’s hardware and biologics business (collectively, the “Assets”) As part of the Transaction, we assumed and certain specified liabilities of Surgalign Holdings (collectively, the “Liabilities”), all pursuant to the Asset Purchase Agreement, dated June 18, 2023, between Surgalign Holdings and us (as amended, the “Asset Purchase Agreement”).

The Transaction was conducted through a process supervised by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) in connection with Surgalign Holdings’ bankruptcy proceedings; and therefore, we acquired the Assets with limited representations and warranties. The Bankruptcy Court issued a Sale Order on August 9, 2023 approving and authorizing the Transaction. We funded the purchase price of $5 million, plus Liabilities, with cash on hand.

We recorded the purchase of the Transaction using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. Due to the proximity of the acquisition date to the balance sheet date of September 30, 2023, the initial accounting and the third-party valuation is incomplete. The primary areas of purchase price allocation that are not yet finalized are the determination of overall enterprise value and the value of its inventory and equipment. In addition, depending on the value associated with these areas, the gain on bargain purchase as well as the deferred tax liability for the difference between book and tax bases are also subject to change. The table below represents the preliminary allocation of the total consideration for Surgalign Holdings’ assets and liabilities based on management’s preliminary estimate of their respective fair values as of August 10, 2023 (in thousands):

Cash	$1,142
Accounts receivable	1,627
Inventories	14,300
Prepaids and other current assets	1,252
Equipment	2,391
Right-of-use asset	554
Accounts payable	(530)
Accrued liabilities	(1,170)
Current portion of lease liability	(229)
Lease liability, less current portion	(325)
Net assets acquired	19,012
Bargain purchase gain	(11,028)
Deferred tax liability	(2,394)

Total purchase consideration	$5,590

The Transaction was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. Managements estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as we finalize our valuations of assets acquired and liabilities assumed in connection with the Transaction.

Accounting Standards Codification (“ASC”) 805, Business Combinations, requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration, results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all assets acquired and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Transaction resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $11.0 million and is shown as a gain on bargain purchase on our condensed consolidated statement of operations. Upon completion of our assessment, we concluded that recording a gain on bargain purchase was appropriate and required under ASC 805. The bargain purchase was primarily attributable to the Transaction occurring as part of bankruptcy proceedings.

We believe that the Transaction will strengthen our growing orthobiologics and spinal fusion device portfolio, while expanding our commercial footprint with new contracts and distributors.

The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the Transaction, and the acquisition of Surgalign SPV, Inc., had been completed as of January 1, 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Revenues	$94,065	$104,011
Net (loss) income	(5,608)	2,068

Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the Transaction, and the acquisition of Surgalign SPV, Inc. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the Transaction had occurred as of January 1, 2022 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

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

We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries. Loaned sets are returned to the Company’s distribution centers, replenished, and made available to sales agents for the next surgical procedure.

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

The Company operates in one reportable segment with our net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns. The following table presents revenues from these product lines for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2023	Percentage of Total Revenue	September 30, 2022	Percentage of Total Revenue
Orthobiologics	$15,665	63%	$12,046	83%
Spinal implant	9,354	37%	2,416	17%
Total revenue	$25,019	100%	$14,462	100%

	Nine Months Ended		Nine Months Ended
	September 30, 2023	Percentage of Total Revenue	September 30, 2022	Percentage of Total Revenue
Orthobiologics	$43,531	69%	$34,624	81%
Spinal implant	19,664	31%	8,075	19%
Total revenue	$63,195	100%	$42,699	100%

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

(6) Inventories

Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$6,439	$5,628
Work in process	1,547	798
Finished goods	26,348	10,859
Total	$34,334	$17,285

(7) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$6,469	$5,598
Computer equipment	1,258	1,043
Computer software	230	230
Leasehold improvements	4,325	4,105
Surgical instruments	14,750	11,266
Assets not yet in service	1,080	1,507
Total cost	28,112	23,749
Less: accumulated depreciation	(19,015)	(17,964)
Property and equipment, net	$9,097	$5,785

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended September 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively, and $1.2 million and $1 million for the nine months ended September 30, 2023 and 2022, respectively.

(8) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$2,617	$(609)	$807	$(463)
Customer relationships	8,100	(788)	—	—
Trade names	1,245	(73)	—	—
Total cost	$11,962	$(1,470)	$807	$(463)

(9) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash compensation/commissions payable	$7,412	$4,464
Other accrued liabilities	1,522	1,032
Accrued liabilities	$8,934	$5,496

(10) Debt

Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Amounts due under the term loan	$17,000	$12,000
Accrued end-of-term payments	399	216
Less: unamortized debt issuance costs	(214)	(196)
Less: current maturities	(2,833)	(2,333)
Long-term debt, less issuance costs	$14,352	$9,687

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

On August 10, 2023, the Company’s term loan agreement and revolving credit facility were amended to permit the Transaction and provide the Company with additional flexibility with respect to holding foreign subsidiaries. The amendment contains standard covenants regarding holding foreign subsidiaries. The terms of the borrowing under these agreements otherwise remain unchanged.

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 14.43% as of September 30, 2023. The effective rate of the revolving credit agreement was 9.94% as of September 30, 2023. As of September 30, 2023, the Company had $3.3 million available under the revolving credit agreement.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. As of September 30, 2023, we were in compliance with all covenants under the Credit Agreements.

(11) Stock-Based Compensation

On July 26, 2023, our stockholders approved and adopted the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which replaced the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) with respect to future grants of equity awards, although the 2018 Plan continues to govern equity awards granted under the 2018 Plan. The 2023 Plan permits the Board of Directors, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board of Directors may select 2023 Plan participants and determine the nature and amount of awards to be granted. The maximum number of shares of our common stock available for issuance under the 2023 Plan, subject to adjustment pursuant to the terms of the 2023 Plan, is (i) 5,500,000 shares of common stock; (ii) 7,695,812 shares of common stock remaining available for issuance under the 2018 Plan but not subject to outstanding awards under the 2018 Plan as of July 26, 2023; and (iii) up to 6,686,090 shares of common stock subject to awards outstanding under the 2018 Plan as of July 26, 2023 but only to the extent such awards are subsequently forfeited, cancelled, expire, or otherwise terminate without the issuance of such shares of common stock after such date.

Stock option activity, including options granted under the 2023 Plan and 2018 Plan was as follows for the nine months ended September 30, 2023 and 2022:

	2023			2022
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1	3,360,664	$1.51		3,201,666	$1.80
Granted	1,602,013	1.16		109,164	0.65
Cancelled or expired	(86,849)	$6.58		(443,125)	$2.39
Outstanding at September 30	4,875,828	$1.31	8.2	2,867,705	$1.66	8.1
Exercisable at September 30	1,519,973	$1.59	7.1	828,978	$2.37	7.8

As of September 30, 2023, there was approximately $2.6 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.9 years. The weighted average grant date fair value of options granted during the three months ended September 30, 2023 was $1.20.

Restricted stock unit activity for awards granted under the 2023 Plan and 2018 Plan was as follows for the nine months ended September 30, 2023 and 2022:

	2023		2022
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	3,612,433	$0.88	2,970,104	$1.39
Granted	1,942,614	$1.15	1,898,808	$0.53
Vested	(1,014,532)	$0.68	(851,955)	$1.33
Cancelled	(494,121)	$0.54	(318,805)	$1.38
Outstanding at September 30	4,046,394	$1.10	3,698,152	$0.96

Total compensation expense related to unvested restricted stock units not yet recognized was $3.6 million as of September 30, 2023, which is expected to be allocated to expenses over a weighted-average period of 2.3 years.

(12) Warrants

As of September 30, 2023 and December 31, 2022, there were outstanding and exercisable warrants to purchase 12,187,470 shares of our common stock at a weighted average exercise price of $1.53 per share with a weighted average remaining contractual term of 3 years.

(13) Commitments and Contingencies

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

(14) Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2023 were (33.2%) and (84.7%), respectively, and differ from the statutory rate primarily due to the tax benefit associated with release of valuation allowance resulting from recognition of deferred tax liabilities in purchase accounting, and cash state taxes. Our effective tax rates for the three and nine months ended September 30, 2022 were (0.6%) and (0.8%), respectively, and differ from the statutory rate due to the valuation allowance against all deferred tax assets, and cash state taxes. Purchase accounting for the Transaction is recorded on a preliminary basis and includes the deferred tax liability recorded. Accordingly, the benefit associated with the release of the valuation allowance from the recognition of the deferred tax liability is subject to change, refer to Note 3 – Acquisition of Surgalign Holdings, Inc.’s Hardware and Biologics Business for additional information.

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

The Company did not recognize any interest or penalties related to income taxes for the three and nine months ended September 30, 2023 and 2022.

(15) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net income (loss) per share was the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

The table below sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$9,231	$(2,353)	$4,963	$(6,276)
Denominator:
Basic – weighted average shares outstanding	128,140,238	93,278,610	115,380,792	89,236,832
Effect of dilutive securities:
Employee restricted stock units	2,270,924	—	3,199,497	—
Warrants	5,252,112	—	5,252,112	—
Diluted – weighted average shares outstanding	135,663,274	93,278,610	123,832,401	89,236,832
Basic earnings per share	0.07	(0.03)	0.04	(0.07)
Diluted earnings per share	0.07	(0.03)	0.04	(0.07)

For the three months ended September 30, 2023 and 2022, 13,856,656 and 17,192,048 stock options, restricted stock units and warrants were excluded for the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended September 30, 2023 and 2022, 12,658,083 and 17,192,048 stock options, restricted stock units and warrants were excluded for the diluted earnings per share calculation as they were anti-dilutive.

(16) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,854	$1,022
Non-cash activities:
Fixed assets acquired under finance lease	$—	$159
Revaluation of lease liability and right of use asset	$—	$234

(17) Related Party Transactions

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

(18) Segment and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the chief operating decision maker (“CODM”). The Company shares common, centralized support functions which report directly to the CODM and decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis. Net revenue by geographic region are as follows:

	Three Months Ended September 30,
	2023	2022
United States	$23,433	$14,370
Rest of world	1,586	92
Total revenue	$25,019	$14,462

	Nine Months Ended September 30,
	2023	2022
United States	$60,932	$42,089
Rest of world	2,263	610
Total revenue	$63,195	$42,699

(19) Subsequent Event

On October 23, 2023, the Company acquired the nanOss production operations from RTI Surgical, Inc. (“RTI”) pursuant to an Asset Purchase Agreement dated October 23, 2023 between the Company and RTI (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, the Company acquired certain assets, including equipment and inventory, used in RTI’s synthetic bone graft business and assumed from RTI the lease for the nanOss production facility located in Greenville, North Carolina. The purchase price for the assets was $2 million in cash plus contingent payments based on future sales of next generation nanOss products. The Company previously acquired nanOss distribution rights and nanOss intellectual property with the acquisition of assets related to the biologics and spinal fixation business of Surgalign Holdings, Inc. in August 2023.

We recorded the purchase of this acquisition using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. No liabilities were assumed in connection with the acquisition. Because the closing occurred on October 23, 2023, information necessary to complete the purchase accounting is not yet available.

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

Recent Acquisitions

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

Surgalign Holdings, Inc.’s Hardware and Biologics Business

On August 10, 2023, we completed the acquisition (the “Transaction”) of certain assets of Surgalign Holdings, Inc., a Delaware corporation (the “Surgalign Holdings”), and its subsidiaries on an as-is, where-is basis, including specified inventory, intellectual property and intellectual property rights, contracts, equipment and other personal property, records, all outstanding equity securities of Surgalign Holdings’ international subsidiaries, and intangibles related to the business of designing, developing and manufacturing hardware medical technology and distributing biologics medical technology, as conducted by Surgalign Holdings and its subsidiaries (collectively, the “Assets”), and certain specified liabilities of Surgalign Holdings and its subsidiaries (collectively, the “Liabilities”) pursuant to the Asset Purchase Agreement, dated June 18, 2023, between Surgalign Holdings and us (as amended, the “Asset Purchase Agreement”).

The Transaction was conducted through a process supervised by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) in connection with Surgalign Holdings’ bankruptcy proceedings. The Bankruptcy Court issued a Sale Order on August 9, 2023 approving and authorizing the Transaction. We funded the purchase price of $5 million, plus Liabilities, with cash on hand.

For additional information regarding the Transaction, refer to Note 3 – Acquisition of Surgalign Holdings, Inc.’s Hardware and Biologics Business in the condensed consolidated financial statements in this Form 10-Q.

RTI Surgical, Inc.’s nanOss Production Operations

On October 23, 2023, we acquired the nanOss production operations from RTI Surgical, Inc. (“RTI”) pursuant to an Asset Purchase Agreement dated October 23, 2023 between the Company and RTI (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, we acquired certain assets, including equipment and inventory, used in RTI’s synthetic bone graft business and assumed from RTI the lease for the nanOss production facility located in Greenville, North Carolina. The purchase price for the assets was $2 million in cash plus contingent payments based on future sales of next generation nanOss products. We previously acquired the nanOss distribution rights and nanOss intellectual property with the acquisition of assets related to the biologics and spinal fixation business of Surgalign Holdings, as described above.

For additional information regarding the acquisition of the nanOss production operations, refer to Note 19 – Subsequent Event in the condensed consolidated financial statements in this Form 10-Q.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and September 30, 2022

Revenue

Total revenue for the three and nine months ended September 30, 2023 was $25.0 million and $63.2 million, respectively, which represents an increase of 73% and 48%, respectively, compared to $14.5 million and $42.7 million for the three and nine months ended September 30, 2022, respectively. These revenue increases are attributed primarily to greater independent agent sales, the effect of the contribution of Coflex and CoFix product sales, opportunistic private label sales and the effect of the contribution of additional product sales resulting from the acquisition of Surgalign Holdings, Inc. hardware and biologics business. The increase for the three-month comparison was partially offset by the effect of a shortage of stem cells used in our Osteo Vive Plus products, which we expect to continue until such time as we can find additional supply of stem cells or develop internal production of stem cells.

Cost of Sales and Gross Profit

Cost of sales consists primarily of manufacturing and product purchase costs as well as depreciation of surgical trays. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 48%, or $3.1 million, to $9.7 million for the three months ended September 30, 2023 from $6.6 million for the three months ended September 30, 2022. Cost of sales increased by 32%, or $6.0 million, to $24.9 million for the nine months ended September 30, 2023 from $18.9 million for the nine months ended September 30, 2022. These increases in cost of sales are primarily due to higher sales volumes.

Gross profit as a percentage of revenue increased to 61.3% for the three months ended September 30, 2023 compared to 54.6% for the same period in 2022 and increased to 60.7% for the nine months ended September 30, 2023 compared to 55.8% for the same period in 2022. Of the increase for the three-month comparison, 410 basis points resulted from decreased charges for excess and obsolete inventory, 400 basis points resulted from greater production and production efficiencies and 480 basis points resulted from product mix, partially offset by 310 basis points related to higher product costs. Of the increase for the nine-month comparison, 510 basis points resulted from product mix, 270 basis points resulted from decreased charges for excess and obsolete inventory and 150 basis points resulted from greater production and production efficiencies, partially offset by 360 basis points related to higher product costs.

General and Administrative

General and administrative expenses consist principally of personnel costs for corporate employees, cash-based and stock-based compensation related costs, legal, accounting and professional fees, and occupancy costs. General and administrative expenses increased 92%, or $3.4 million, to $7.1 million for the three months ended September 30, 2023, compared to $3.7 million for the same period in 2022. General and administrative expenses increased 48%, or $5.5 million, to $17.0 million for the nine months ended September 30, 2023, compared to $11.5 million for the same period in 2022. The increase for the three-month comparison is primarily attributable to $1.3 million of additional compensation expense related to performance metrics and additional headcount, $0.7 million of additional legal expense resulting primarily from acquisition related activities, $0.4 million of amortization of intangible assets associated with the Coflex and CoFix product lines and $0.3 million of consulting fees. The increase for the nine-month comparison is primarily attributable to $2.2 million of additional compensation expense related to performance metrics and additional headcount, $1.6 million of additional legal and other professional fees resulting primarily from acquisition related activities, $1.0 million of additional amortization of intangible assets associated with the Coflex and CoFix product lines and $0.3 million of consulting fees resulting primarily from acquisition related activities.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses increased 90%, or $5.2 million, to $11.1 million for the three months ended September 30, 2023, compared to $5.8 million for the same period in 2022. Sales and marketing expenses increased 61%, or $10.2 million, to $26.9 million for the nine months ended September 30, 2023, compared to $16.7 million for the same period in 2022. The increase for the three-month comparison is primarily due to additional commission expense of $2.9 million resulting from revenue growth and $1.7 million of additional compensation expense related to additional headcount resulting from our recent acquisitions and revenue growth and $0.3 million of additional professional service fees. The increase for the nine-month comparison is primarily due to additional commission expense of $6.1 million resulting from revenue growth, $2.9 million of additional compensation expense related to additional headcount resulting from our recent acquisitions and revenue growth, $0.5 million of additional profession service fees and $0.4 million of additional expense for travel and tradeshows.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies and processes. Research and development expenses were $0.5 million for the three months ended September 30, 2023 compared to $0.2 million for the same period in 2022. Research and development expense was $0.8 million for the nine months ended September 30, 2023, compared to $0.7 million for the same period in 2022. The increase in research and development expense during the three and nine months ended September 30, 2023 compared to the comparable periods in the prior year resulted primarily from increased headcount.

Interest Expense

Interest expense consists of interest incurred from our debt instruments. Interest expense was $0.8 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2022. The increase in interest expense during the three and nine months ended September 30, 2023 compared to the comparable periods in the prior year resulted primarily from increases to the base interest rate applied to our debt instruments and the additional borrowing of $5.0 million under our term loan agreement in February 2023. We expect that our annualized interest expense will increase approximately $0.1 million for every 50 basis points of increase to the reference rate associated with our credit agreements.

Provision for Income Taxes Current and Deferred

Income tax benefit for the three months ended September 30, 2023 was $2.3 million compared to income tax expense of $13 thousand for the same period in 2022. The change resulted primarily from the tax benefit associated with release of valuation allowance resulting from recognition of deferred tax liabilities in purchase accounting. Income tax benefit for the nine months ended September 30, 2023 was $2.3 million compared to income tax expense of $48 thousand for the same period in 2022. The change resulted primarily from the tax benefit associated with release of valuation allowance resulting from recognition of deferred tax liabilities in purchase accounting.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$8,749	$20,507
Accounts receivable, net	19,150	10,853
Inventories	34,334	17,285
Total current assets	64,107	49,318
Accounts payable	5,358	3,490
Accrued liabilities	8,934	5,496
Line of credit	3,999	3,379
Current portion of long-term debt	2,833	2,333
Total current liabilities	21,921	15,218
Net working capital	42,186	34,100

Cash Flows

Net cash used in operating activities for the first nine months of 2023 was $8.6 million compared to $3.1 million for the first nine months of 2022. This increase relates primarily to increases in accounts receivable balances.

Net cash used in investing activities for the first nine months of 2023 was $22.5 million compared to $1.1 million for the first nine months of 2022. This increase relates primarily to the use of $17.0 million of cash for the acquisition of Surgalign SPV and $4.4 million of cash for the acquisition of Surgalign Holdings’s hardware and biologics business during the first nine months of 2023.

Net cash provided by financing activities for the first nine months of 2023 was $19.4 million, consisting primarily of $5.0 million of additional borrowings under our term loan and $14.0 million of net proceeds resulting from our July 2023 private placement, compared to $3.4 million for the first nine months of 2022.

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

On August 10, 2023, in connection with the acquisition certain assets and liabilities of Surgalign Holdings, Inc. that were related to Surgalign Holding, Inc.’s hardware and biologics business, the Company entered into a Limited Consent and Amendment No. 4 to Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 4”), which amends the Credit, Security and Guarantee Agreement (Term Loan) by and among the Company, as guarantor, and its U.S. subsidiaries, as borrowers, MidCap Financial Trust, as agent, and the financial institutions party thereto (as amended, the “Term Credit Agreement”), and a Limited Consent and Amendment No. 4 to Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 4” and, together with Term Amendment No. 4, the “Amendments No. 4”), which amends the Credit, Security and Guarantee Agreement (Revolving Loan) by and among the Company, as guarantor, and its U.S. subsidiaries, as borrowers, MidCap Funding IV Trust, as agent, and the financial institutions party thereto (as amended, the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”).

The Amendments No. 4 permit the acquisition of certain assets and liabilities of Surgalign Holdings, Inc., as described above, and provide the Company with additional flexibility with respect to holding foreign subsidiaries. The Amendments No. 4 contain standard covenants regarding holding foreign subsidiaries. The terms of borrowing under the Credit Agreements otherwise remain unchanged.

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

As of September 30, 2023, the Company had $4.0 million outstanding and $3.3 million of availability under the Revolving Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR rate, as such term is defined in the Credit Agreements, plus 0.11%, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of September 30, 2023, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 14.43%, and the effective rate of the Revolving Facility was 9.94%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. As of September 30, 2023, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $8.7 million of cash and cash equivalents as of September 30, 2023, together amounts available under the Facilities and cash provided by operating activities, will be sufficient to meet our anticipated cash requirements through at least November 2024. However, we may require or seek additional capital to fund our future operations and business strategy prior to November 2024. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

There have been no changes in our critical accounting estimates during the nine months ended September 30, 2023, as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than with respect to the fair value of assets acquired as part of the Coflex, CoFix product lines, and the acquisition of Surgalign Holdings, Inc.’s hardware and biologics business and the new critical accounting estimates below in light of such acquisition.

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

Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of domestic and international assets and liabilities, including intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. While the ultimate responsibility for determining estimated fair values of the acquired net assets resides with management, for material acquisitions, we may retain the services of certified valuation specialists to assist with assigning estimated fair values to certain acquired assets and assumed liabilities, including intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. Estimated fair values of acquired intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment are generally based on available historical information, future expectations, available market data, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, technological obsolescence, the useful life of the acquired assets, and other factors. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach, or the cost approach; estimating future cash flows based on projected revenues and/or margins that we expect to generate subsequent to the acquisition; applying an appropriate discount rate to estimate the present value of those projected cash flows we expect to generate; selecting an appropriate terminal growth rate and/or royalty rate or estimating a customer attrition or technological obsolescence factor where necessary and appropriate given the nature of the respective asset; assigning an appropriate contributory asset charge where needed; determining an appropriate useful life and the related depreciation or amortization method for the respective asset; and assessing the accuracy and completeness of other historical financial metrics of the acquiree used as standalone inputs or as the basis for determining estimated projected inputs such as margins, customer attrition, and costs to hold and sell product.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes implemented to integrate the internal controls of Surgalign SPV and Surgalign Holdings’s hardware and biologics business with our internal controls.

PART II. OTHER INFORMATION

item 1. legal proceedings

Our legal proceedings are discussed in Note 13 – Commitments and Contingencies in the notes to our condensed consolidated financial statements in this Form 10-Q.

item 1a. risk factors

Although this Item is inapplicable to us as a smaller reporting company, we hereby disclose the following revised and new risk factors from those described in our annual report on Form 10-K for the fiscal year ended December 31, 2022:

Our dependence on key suppliers of raw materials puts us at risk of interruptions in the availability of our products, which could reduce our sales and adversely affect our operating results and harm our reputation. In particular, because of a current stem cell shortage, we expect our revenues in future periods to be adversely affected by this shortage until such time as we can find additional supply of stem cells or develop internal production of stem cells.

We rely on key suppliers for certain raw materials used in our products. Among the key suppliers we do business with are the producers of stem cells used in our OsteoVive viable cell allograft. Our dependence on third-party suppliers involves several risks, including limited control over availability and pricing. Suppliers of such raw materials may decide, or be required, for reasons beyond our control, to cease supplying such raw materials and components to us or to raise their prices. Shortages of raw materials, quality control problems, production capacity constraints, or delays by suppliers have in the past and in the future could negatively affect our ability to meet our production goals. For example, in the third quarter of fiscal 2023, stem cells used to produce our OsteoVive viable cell allograft became unavailable and may remain unavailable for the foreseeable future. Elutia Inc. (formerly Aziyo Biologics, Inc.), one of our key suppliers of stem cells, recently voluntarily recalled its viable bone matrix products and suspended shipments of all viable bone matrix products from all donor lots. This recall has led to the American Association of Tissue Banks imposing additional regulations and has also constrained the overall supply of stem cells, with other stem cell suppliers now favoring larger customers during this shortage. As a smaller customer, we have encountered difficulties in receiving any supply of stem cells. Stem cells may continue to be unavailable to us or may be available only at elevated prices. Our revenues during the third quarter of fiscal 2023 were adversely affected as a result of the stem cell shortage and we expect our revenues in future periods to continue to be adversely affected by the stem cell shortage until such time as we can find additional supply of stem cells or develop internal production of stem cells. In addition, our sales of other products could be adversely affected by other similar shortages in the future. Such shortages and constraints adversely affect our revenues and other operating results and may also adversely affect our reputation.

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

We have completed acquisitions and business combinations in the past, including our recent acquisition of certain assets of RTI Holdings, Inc., our recent acquisition of certain assets and liabilities of Surgalign Holdings, Inc. and our acquisition of Surgalign SPV, and our current business strategy includes targeted strategic acquisitions in the future. Acquisitions and business combinations are risky and may harm our business, reputation, operating results and financial condition.

One of our key growth initiatives is to add depth to our product offerings through targeted strategic acquisitions. In furtherance of this strategy, we acquired Surgalign SPV during the first quarter of 2023, certain assets and liabilities of Surgalign Holdings during third quarter of 2023 and certain assets and liabilities of RTI Holdings, Inc. during fourth quarter of 2023. We may complete acquisitions and business combinations in the future. Our ability to complete acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

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

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Also, some acquisitions, such as our acquisition of Surgalign SPV, our acquisition of certain assets and liabilities of Surgalign Holdings, Inc., and our acquisition of certain assets of RTI Holdings, Inc., may require the consent of the lenders under our credit agreements with MidCap and/or the consent of OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC, under our Investor Rights Agreement. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders or these investors would approve future acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time.

Our clinical trials involve risk and expense and may fail to demonstrate competent and reliable evidence of the safety and effectiveness of our products, which in the case of product in development would prevent or delay their commercialization.

As a result of our acquisition of the Coflex product line, we are required by the U.S. Food and Drug Administration (“FDA”) to conduct a post-market surveillance study. In addition, we may be required to conduct other clinical studies that demonstrate competent and reliable evidence that our products are safe and effective before we can commercialize our products. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot be certain that our planned clinical trials or any other future clinical trials will be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our products for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our products. Even if regulatory approval is secured for any of our products, the terms of such approval may limit the scope and use of our products, which may also limit their commercial potential. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a pre-market approval (“PMA”) application, for numerous reasons, including, but not limited to, the following:

●	The FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
●	Patients do not enroll in clinical trials at the rate expected;
●	Patients do not comply with trial protocols;
●	Patient follow-up is not at the rate expected;
●	Patients experience adverse events;
●	Patients die during a clinical trial, even though their death may not be related to the products that are part of the trial;
●	Device malfunctions occur with unexpected frequency or potential adverse consequences;
●	Side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar PMAs or result in the imposition of new requirements or testing;
●	Institutional review boards and third-party clinical investigators may delay or reject the trial protocol;
●	Third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, investigator agreement, investigational plan, good clinical practices, the IDE regulations, or other FDA or institutional review board requirements;
●	Third-party investigators are disqualified by the FDA;
●	We or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans, or otherwise fail to comply with the investigational device exemption regulations governing responsibilities, records, and reports of sponsors of clinical investigations;
●	Third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or the company or investigators fail to disclose such interests;
●	Regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
●	Changes in government regulations or administrative actions;
●	The interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; or
●	The FDA concludes that our trial design is unreliable or inadequate to demonstrate safety and effectiveness.

Worldwide economic and market conditions, including with respect to financial institutions, and social instability could adversely affect our revenue, liquidity, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as past and potential future disruptions in access to bank deposits or lending commitments due to bank failures, could materially and adversely affect our revenue, liquidity, financial condition and results of operations. For example, the 2023 closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although depositors at these institutions will continue to have access to their funds, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank with which we deposit our funds or otherwise do business could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that fails or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Additionally, the credit and financial markets may be adversely affected by the war between Russia and Ukraine and measures taken in response thereto, as well as the conflict between Israel and Hamas. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as the lingering economic impacts of COVID-19, continuing supply chain disruptions, labor shortages and persistent inflation, and measures taken in response thereto, including recent interest rate increases, could also adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities of our Company during the quarter ended September 30, 2023, other than the issuance of shares of our common stock in connection with our private placement, as reported in a Current Report on Form 8-K as filed with the SEC on July 3, 2023.

item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4. MINE SAFETY DISCLOSURES

Not applicable.

item 5. OTHER INFORMATION

Not applicable.

item 6. EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1	Equity Purchase Agreement, dated February 28, 2023, by and among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to Xtant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.2	Asset Purchase Agreement, dated June 18, 2023, by and between Surgalign Holdings, Inc. and Xtant Medical Holdings, Inc. (filed as Exhibit 2.1 to Xtant’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.3	First Amendment to Asset Purchase Agreement, dated as of July 10, 2023, by and between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to Xtant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed herewith).

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to Xtant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Securities Purchase Agreement, dated as of July 3, 2023, by and among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to Xtant’s Current Report on Form 8-K filed with the SEC on July 3, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.2	Registration Rights Agreement, dated as of July 6, 2023, by and among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 4.9 to Xtant’s Registration Statement on Form S-3 filed with the SEC on July 7, 2023 (SEC File No. 333-273169) and incorporated by reference herein).

10.3	Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.1 to Xtant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.4	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.2 to Xtant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.5	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.3 to Xtant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.4 to Xtant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.7	Form of Non-Employee Director Deferred Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.5 to Xtant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.8	Limited Consent and Amendment No. 4 to Credit, Security and Guaranty Agreement (Term Loan), dated as of August 10, 2023, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed herewith).

10.9	Limited Consent Amendment No. 4 to Credit, Security and Guaranty Agreement (Revolving Loan), dated as of August 10, 2023, by and among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 14, 2023	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Scott Neils
	Name:	Scott Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

