Form 10-K
period 2023-12-31
Xtant Medical Holdings, Inc.
filed 2024-04-01
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number: 001-34951

Xtant Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	20-5313323 (I.R.S. Employer
incorporation or organization)	Identification No.)

664 Cruiser Lane Belgrade, Montana (Address of principal executive offices)	59714 (Zip Code)

(406) 388-0480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.000001 per share	XTNT	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2023 was approximately $25.8 million (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE American).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 25, 2024 was 130,216,541.

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

We promote and sell our products in the United States through independent distributors and stocking agents, supported by direct employees. We have an extensive distribution channel of commissioned independent agents and stocking agents in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to independent health delivery network hospitals and through group purchasing organizations (“GPOs”). We have biologics contracts with major GPOs, as well as extensive access to integrated delivery networks (“IDNs”) across the United States for both our biologics and spine hardware products. We promote and sell our products internationally through direct sales representatives and distribution partners in Canada, Mexico, Europe, South America, Australia, and certain Pacific region countries.

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

Recent Acquisitions

Coflex and CoFix Product Lines

On February 28, 2023, we acquired all of the issued and outstanding capital stock of Surgalign SPV, Inc. (“Surgalign SPV”), a then indirect wholly owned subsidiary of Surgalign Holdings, Inc. (“Surgalign Holdings”), which held certain intellectual property, contractual rights and other assets related to the design, manufacture, sale and distribution of the Coflex and CoFix products in the United States, for an aggregate purchase price of $17.0 million in cash. The Coflex and CoFix products have been approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression and provide minimally invasive, motion preserving stabilization.

Surgalign Holdings’ Hardware and Biologics Business

On August 10, 2023, we completed the acquisition of certain assets of Surgalign Holdings and its subsidiaries on an as-is, where-is basis, including specified inventory, intellectual property and intellectual property rights, contracts, equipment and other personal property, records, all outstanding equity securities of Surgalign Holdings’ international subsidiaries, and intangibles related to the business of designing, developing and manufacturing hardware medical technology and distributing biologics medical technology, as conducted by Surgalign Holdings and its subsidiaries, and certain specified liabilities of Surgalign Holdings and its subsidiaries pursuant to an Asset Purchase Agreement, dated June 18, 2023, between Surgalign Holdings and us (as amended, the “Surgalign Asset Purchase Agreement”). Pursuant to the Surgalign Asset Purchase Agreement, we were able to acquire Surgalign Holdings’ broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, and motion preservation solutions for the lumbar spine. Additionally, we were able to acquire Surgalign Holdings’ biomaterials portfolio of advanced and traditional orthobiologics. These offerings complement our portfolio of orthobiologics and spinal implant fixation systems. This transaction was conducted through a process supervised by the United States Bankruptcy Court in connection with Surgalign Holdings’ bankruptcy proceedings. We funded the purchase price of $5 million with cash on hand.

RTI Surgical, Inc.’s nanOss Production Operations

On October 23, 2023, we acquired the nanOss production operations owned by RTI Surgical, Inc. (“RTI”) pursuant to an Asset Purchase Agreement dated October 23, 2023 between us and RTI (the “RTI Asset Purchase Agreement”). Under the terms of the RTI Asset Purchase Agreement, we acquired certain assets, including equipment and inventory, used in RTI’s synthetic bone graft business and assumed from RTI the lease for the nanOss production facility located in Greenville, North Carolina. The purchase price for the assets was $2 million in cash plus a low single digit royalty on sales prior to October 23, 2028 of next generation nanOss products. We previously acquired the nanOss distribution rights and nanOss intellectual property with the acquisition of assets related to the biologics and spinal fixation business of Surgalign Holdings, as described above.

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

Conversely, motion preservation devices are designed predominantly to stabilize the spine and allow for motion of the segments. Spine implants can be surgically applied via traditional open surgery or via minimally invasive surgery. We provide devices in both the fixation and motion preservation categories of the spine implant market and via both surgical methodologies.

Our Orthobiologics Products

Our biomaterial products include OsteoSponge, OsteoSponge SC, OsteoSelect DBM putty, OsteoSelect Plus DBM putty, OsteoWrap, and our line of 3Demin products, as described below, as well as other allografts:

●	OsteoSponge is a form of demineralized bone matrix (“DBM”) made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge is designed to provide a natural scaffold for cellular in-growth and expose bone-forming proteins to the healing environment. The malleable properties of OsteoSponge are intended to enable it to conform to, and fill, most defects. OsteoSponge’s mechanical and osteoconductive properties in tandem with its osteoconductive potential are designed to make OsteoSponge an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

●	OsteoSelect DBM Putty is designed to be easily molded into any shape and compressed into bony voids. We have validated a low-dose, low-temperature gamma sterilization process designed to provide maximum osteoinductive potential while still affording device level sterility.

●	OsteoSelect PLUS DBM Putty combines the cohesive characteristics of OsteoSelect DBM Putty with demineralized cortical chunks. OsteoSelect PLUS is designed to deliver differentiated handling properties and ensure patient safety through validated, terminal sterilization.

●	3Demin is a family of allografts that maximizes osteoconductivity and the osteoinductive potential of human bone. They consist of 100% demineralized cortical bone with malleable handling characteristics, and are distributed as a sterile allograft. Our 3Demin products are easily hydrated with any biocompatible liquid, making them an option for various bone grafting applications. They are most commonly used in spinal fusion procedures.

●	OsteoFactor is a processed allograft that contains retained growth factors found within the endosteum layer of allograft bone. Unlike many of the various growth factor-based products on the market today, OsteoFactor is not limited to a single growth factor but contains a wide array of naturally occurring proteins and peptides that support bone formation and remodeling.

●	OsteoVive Plus is a growth factor enriched cellular bone matrix created through a proprietary processing method. The combination of viable cells, growth factors and DBM fibers results in an allograft containing higher concentrations of growth factors than other cellular allografts.

●	The nanOss family of products provides osteoconductive nano-structured hydroxyapatite and an engineered extracellular matrix bioscaffold collagen carrier to provide a natural bone growth solution.

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

Our Spinal Implant Products

We offer a comprehensive line of products that are used to treat a variety of spinal and sacroiliac conditions, including trauma, degeneration, deformity and tumor, including use of minimally invasive surgery techniques. Some of our key spinal implant product lines include:

Cervical Products

●	The Certex Spinal Fixation System consists of screws, hooks, rods, and cross connectors. It is intended to promote fusion of the subaxial cervical spine and cervico-thoracic junction (C3 − T3 inclusive).

●	The Spider Cervical Plating System consists of simple, single step locking with 3 forms of locking feedback providing confidence in Spider System construct and performance.

●	The Streamline OCT System allows a rigid construct to be created in the occipito-cervico-thoracic spine by offering a broad range of implants. These implants provide the ability to tailor treatment to a specific patient.

●	The CervAlign System is a comprehensive anterior cervical plate system designed to meet the varying clinical needs of surgeons performing anterior cervical discectomy and fusion procedures. The system is able to accommodate semi-constrained, constrained and hybrid constructs.

Thoracolumbar Products

●	The Axle Interspinous Fusion System is a fully modular interspinous device matched to the patient’s individual anatomy and available in multiple implantable configurations.

●	The Xpress Minimally Invasive Pedicle Screw System combines minimally invasive functionality to the most common lumbar fixation procedures — pedicle screw fixation.

●	The Fortex Pedicle Screw System consists of titanium alloy bone screws, rods, cross-connectors and associated instruments. The system is indicated for attachment to the pedicles of the thoracic, lumbar, and sacral spine.

●	The Axle-X Interspinous Fusion System is an internal fixation device for spinal surgery in the non-cervical spine (T1 − S1 inclusive). It is a minimally invasive, modular interspinous fusion system with angled spikes that allows for adequate L5 − S1 engagement and other variations in patient anatomy. The Axle-X Interspinous Fusion System is designed to provide spinal stability for lumbar fusion procedures, including the treatment of degenerative disc disease, spinal tumors and trauma.

●	The Streamline MIS Spinal Fixation System allows a rigid construct to be created in the thoracolumbar spine via a percutaneous or mini-open approach using cannulated pedicle screws, set screws and rods. The system offers a broad range of implants and instruments, providing the ability to tailor treatment to a specific patient.

●	The Streamline TL Spinal Fixation System allows a rigid construct to be created in the thoracolumbar spine using pedicle screws, set screws, rods and Streamline TL Crosslinks. The system offers a broad range of implants and instruments, providing the ability to tailor treatment to a specific patient.

Sacroiliac Joint Products

●	The Silex Sacroiliac Joint Fusion System is a sacroiliac fixation system which actively compresses across the SI joint. Sacroiliac dysfunction is increasingly recognized as a frequent contributor to chronic low back pain.

Interbody Products

●	Calix is a family of polyetheretherketone, or PEEK, interbody spacers and precision instruments for both cervical and thoracolumbar applications. Calix PC is a frictional titanium plasma-coated PEEK implant that provides additional biomechanical performance and end-plate visualization.

●	The Irix-C Cervical Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and two screws. It is intended for spinal fusion procedures at one level (C3 − T1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	The Irix-A Lumbar Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and three screws. It is intended for spinal fusion procedures at one or two contiguous levels of the lumbosacral spine (L2 − S1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	Fortilink is a family of implants used in a variety of fixation procedures. Fortilink implants with TiPlus Technology are manufactured with selective laser melting and are built from implant grade titanium alloy. Open mesh structure and graft windows are designed to allow bone ingrowth and facilitate fusion.

●	Fortilink implants with TETRAfuse 3D Technology maintain bone-like mechanical properties. The unique features of the 3D printed nano-rough surface have been shown to allow bone cells to attach to the implant, increasing the potential for fusion.

Interlaminar Stabilization Products

●	The Coflex device is a single-piece, U-shaped, titanium implant intended for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. It provides minimally invasive, motion preserving stabilization. We believe that Coflex device is the only FDA premarket approval application (“PMA”) approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with direct decompression. The Coflex device is the first and only posterior lumbar motion preservation solution with Level I evidence, the highest possible level of clinical data, from two prospective, randomized studies against two treatment options—decompression alone and decompression with fusion—across two countries, the United States and Germany. The Coflex device has demonstrated long-term clinical outcomes for durable pain relief and stability.
●	The CoFix implant allows minimally invasive, segmental stabilization after microsurgical decompression and serves to support posterior fusion as an alternative to fixation with pedicle screws. It is intended for use on all levels of the lumbar spine for back pain and intervertebral disc-related pain due to degenerative processes of the lumbar spine with the occurrence of instability.

Future Products

In the near term, we plan to introduce a synthetic putty for bone graft applications; the BMAC System, a cell concentration system; and Cortera, a rod pedical screw system that has both open and minimally invasive modules. We are also in the process of developing other new products, including OsteoSelect Fiber Putty, a fiber-based putty; the OsteoSelect MIS gun, a bone graft delivery system; 3Demin Fiber Plus, an enhanced loose fiber formulation; and various growth factor strips and shapes.

Sales and Marketing

We distribute our products in the United States through an extensive distribution network of commissioned independent sales agents and stocking agents. As a result of our recent acquisitions, we have expanded our network in 2023. As of December 31, 2023, we had over 650 independent sales agents and stocking agents. We also maintain a national accounts program to enable our agents to gain access to IDN hospitals and through GPOs. We have biologics contracts with major GPOs, including Vizient, Premier, and HealthTrust Purchasing Group, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems.

Our international footprint includes direct sales representatives and distribution partners in Canada, Mexico, South America, Australia, and certain Pacific region countries. Additionally, as a result of our recent acquisitions, we gained distribution partners in the European Union in 2023. Our European Union business is based in Wurmlingen, Germany. With our presence in the region, we can rely on the large local network of spine manufacturers and the wider “Medical Valley Community” of spine and medical device experts and talent. Our international warehousing and logistics have been outsourced to a qualified third-party logistics provider based in the Netherlands that has scalable biomaterials and hardware capabilities and operations.

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

Competition

There are various public and private organizations that offer both fixation and orthobiologics to their customers. Our primary competitors include Medtronic plc, Johnson and Johnson, Zimmer Biomet Holdings, Inc., Stryker Corporation, Nuvasive, Inc., Bioventus Inc., Globus Medical, Inc., SeaSpine Holdings Corporation, OrthoFix Medical Inc., Alphatec Holdings, Inc., ZimVie Inc., SI-Bone Inc., as well as dozens of privately-owned companies. We also compete with tissue banks that do not offer spinal fixation products, such as AlloSource International, Inc., LifeNet Health, and MTF Biologics.

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

Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent. As of December 31, 2023, our biologics patent portfolio included 50 issued patents, 26 of which are issued U.S. patents, and 3 pending U.S. patent applications. Our fixation portfolio is patent protected globally and includes 260 issued patents, 180 of which are issued U.S. patents, and 16 pending patent applications, 7 of which are U.S. patent applications. We expect that additional patent applications will be filed and prosecuted as inventions are discovered, technological improvements and processes are developed, and specific applications are identified. There can be no assurance that we will be able to obtain final approval of any patents.

Trademarks

We have registered, and continue to seek registration, of trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks. We currently own the following registered trademarks: OsteoSponge®, OsteoVive®, OsteoWrap®, OsteoLock®, BacFast®, OsteoSelect®, Elutia®, OsteoSTX®, hMatrix®, 3Demin®, BACTERINSE®, Circle of Life®, Coflex®, CoFixTM, ASPECT®, BACJAC®, BACFUSE®, BIGFOOT®, CLARITY®, CONTACT®, CROSS-FUSE®, LAT-FUSE®, LOCKED AND LOADED®, NANOSS®, NUNEC®, PAC PLATE®, QUANTUM®, RELEASE®, SLIMFUSE®, STREAMLINE®, X-LINK®, ELEMAX®, UNISON®, FORTILINK®, TETRAFUSE®, CERVALIGN®, NANOSS 3D®, DCI®, DSS®, HPS®, OPTISTRAIN®, PARADIGM SPINE®, the Paradigm Spine design logo, THE MOVEMENT IN SPINE CARE®, DUALITY®, TIPLUS®, FIBREX®, MAXFUSE®, BIOMAX®, and CORTERA®. Under the X-spine name, we own the following registered trademarks: SILEX®, X-SPINE®, IRIX®, CAPLESS®, CERTEX®, CALIX®, H-GRAFT®, SPIDER, X90®, HYDRAGRAFT®, BUTREX®, FORTEX®, AXLE®, FIXCET®, XTANT®, Capless® and X-spine’s square design logo.

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

Medical Devices

The Center for Devices and Radiological Health regulates the clearance and approval of conventional medical devices, such as our spinal hardware, as well as some of the HCT/Ps that are also regulated as medical devices, such as our OsteoSelect DBM putty. In the United States, medical devices are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, and certain other federal and state statutes and regulations. The laws and regulations govern, among other things, the design, manufacture, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending PMAs, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

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

In February 2024, the FDA issued a final rule replacing the QSR with the Quality Management System Regulation, or QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016, as discussed below. The FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026.

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

Headcount and Employee Demographics

As of December 31, 2023, Xtant had 215 employees, 207 of whom were full time employees, and of whom 70 were in operations, 50 were in sales and marketing, 13 in research and development and engineering, 26 in regulatory and quality affairs, and 23 were in administrative functions. Of these 215 employees, 33 are located outside the United States, primarily in Germany. In addition, we utilize various outsourced services to manage normal business cycles.

As of December 31, 2023, of our total workforce, 49% are female and 21% are racially or ethnically diverse. Of our management team, 36% are female and 15% are racially or ethnically diverse. Of our U.S. workforce, 3% are veterans.

Turnover

Xtant continually monitors employee turnover rates as its success depends upon retaining highly trained personnel. The average tenure of our employees is 3.9 years. The average tenure of the members of our management team is 6 years.

Employee Unions, Collective Bargaining Agreements and Work Councils

There are no unions representing our employees, and we believe that our relations with our employees are good.

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

Employee Safety, Health and Wellness

We are committed to maintaining a safe workplace and promoting the health and wellness of our employees. We have an employee Health & Safety Committee that is comprised of employees and recommends improvements in furtherance of employee health and safety. We also have implemented multiple safety programs and regularly perform safety hazard evaluations within our manufacturing facility. We publish a quarterly Safety Standard newsletter that reiterates our commitment to safety, highlights actions we have taken and intend to take to improve employee safety, and provides practical advice to employees to keep them and their families safe. We monitor conditions that could lead to safety incidents and keep track of injuries through reporting systems in accordance with the laws in the jurisdictions in which we operate.

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

Our benefit plans are available to full-time employees who work 30 or more hours per week. Eligible employees may select between four medical plan options: two preferred provider organization plans and two health savings account compatible high deductible plans. We provide contributions to those participating in a health savings account compatible plans. Additionally, we offer employees traditional and limited purpose flex savings account options. Pharmacy benefits as well as dental, vision, life, accidental death and disability, long and short-term disability, accident, critical illness, and hospital indemnity insurance plans are available to our employees. We also offer employees wellbeing benefits through LifeBalance, Noom, and our Employee Assistance Program.

Xtant prides itself on offering employment arrangements that include competitive time off policies and flexibility. Our employees are eligible for paid holidays effective immediately upon hire. Paid time off is available to all corporate employees and accrue based on length of service, and sick time is available for all commercial-sales employees.

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

Diversity, Equity and Inclusion

We strive to create a diverse workplace in which all employees feel respected, valued and empowered to reach their full potential. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, physical ability or attributes, religious or ethical values system, national origin, and political beliefs.

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

Controlled Company Status

As a result of debt restructuring transactions completed in 2018 and 2020, OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”), collectively own approximately 56.2% of our outstanding common stock as of December 31, 2023. Because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by OrbiMed, we are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. As such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent directors, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. We currently maintain a Board of Directors with a majority of independent directors and a compensation committee and nominating and corporate governance committee composed entirely of independent directors.

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

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors set forth below.

Risks Related to Our Business

●	Our dependence on key suppliers of raw materials puts us at risk of interruptions in the availability of our products, which could reduce our sales and adversely affect our operating results and harm our reputation. We expect our revenues in future periods to be adversely affected by the current stem cell shortage.
●	Our acquisitions of Surgalign SPV, certain assets and liabilities of Surgalign Holdings and certain assets of RTI in 2023 and any future acquisitions or business combinations we complete involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition.
●	We may be required to incur impairment and other charges resulting from the impairment of goodwill or other intangible assets recorded in connection with acquisitions.
●	We operate in some markets outside the United States that are subject to political, economic, and social instability and expose us to additional risks.
●	Operations conducted through our international subsidiaries require management attention and financial resources and exposes us to difficulties and risks presented by international economic, political, legal, accounting and business factors.
●	We have identified material weaknesses in our internal control over financial reporting and cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.
●	Biologics products are inherently difficult and time-consuming to manufacture. We have experienced and could continue to experience manufacturing issues, which could negatively impact our business and results of operations.
●	Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.
●	We may not be able to compete successfully because we are smaller and have fewer financial resources and less ability to invest in the development of new products.
●	Our efforts to integrate acquired products with our existing product line may not be favorably received, which could negatively impact our results of operations and financial condition.

●	If we are unable to innovate, develop, introduce and market new products and technologies, our business and operating results would suffer.
●	Our private label and OEM business involves risks and may be subject to significant fluctuation.
●	Our growth initiatives designed to increase our revenue and scale may not be successful and involve risks.
●	Our biologics business is highly dependent on the availability of human donors and negative publicity could reduce demand for our biologics products and impact the supply of available donor tissue.
●	Substantially all of our revenue is conducted through independent sales agents and distributors who we do not control.
●	We depend on a limited number of third-party suppliers for products, components and raw materials.
●	We are highly dependent on the continued availability of our facilities.
●	We may be party to product liability litigation that could be expensive.
●	Our quarterly operating results are subject to substantial fluctuations.

Risks Related to Governmental Regulation

●	Our business is subject to extensive governmental regulation, including product approvals and clearances and healthcare fraud and abuse laws, false claims laws, and physician payment transparency laws.
●	Our clinical trials involve risk and expense.
●	Governmental regulation could restrict the use of our tissue products or our procurement of tissue.
●	Outside of the United States, our medical devices must comply with the laws and regulations of the foreign countries in which they are marketed, and compliance may be costly and time-consuming.
●	Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.
●	Our manufacturing operations are required to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices.
●	Even if our products are cleared or approved by regulatory authorities, they could be subject to restrictions or withdrawal from the market.
●	The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits.
●	If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations and likely litigation.
●	Any future product recall or voluntary market withdrawal of a product due to defects, enhancements and modifications or other reasons would significantly increase our costs.
●	If we or our suppliers fail to comply with regulations pertaining to human cells, tissues, and cellular and tissue-based products or are deemed to be biological products requiring approval of a BLA prior to being marketed, these products could be subject to withdrawal from the market or other enforcement action.
●	Loss of AATB accreditation would have a material adverse effect on us.
●	Federal regulatory reforms may adversely affect our business and our ability to sell our products.
●	Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.
●	Our business is subject to complex and evolving laws and regulation regarding privacy and data protection.

Risks Related to Human Capital Management

●	Our business is dependent on a sufficient number of qualified workers, and competition for such talent is intense.
●	We have limited staffing and are dependent upon key employees.

Risks Related to Our Outstanding Indebtedness, Need for Additional Financing and Financial Condition

●	We have incurred significant losses, expect to continue to incur losses and may need additional financing to satisfy our anticipated future liquidity requirements.
●	We have indebtedness that we may be unable to extend the maturity date of or replace and which may substantially limit our ability to conduct and invest in our business.

Risks Related to Intellectual Property

●	We could be required to pay damages or prevented from selling our products due to intellectual property lawsuits.
●	We may not be able to obtain or protect our proprietary rights relating to our products which may cause us to lose market share to our competitors and be unable to operate our business profitably.

Risks Related to Information Technology, Cybersecurity and Data Protection

●	We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering with those systems could have a material adverse effect on our business.

Risks Related to Our Controlled Company Status

●	We are a “controlled company” within the meaning of the NYSE American rules since OrbiMed funds own a significant percentage of our common stock, which means OrbiMed is able to exert significant control over our Company, preventing other stockholders and new investors from influencing significant corporate decisions.

Risks Related to Our Common Stock

●	Shares of our common stock are equity securities and are subordinate to our outstanding indebtedness.
●	The market price of our common stock is extremely volatile.
●	Our actual operating results may differ significantly from our financial guidance.
●	We may issue additional common stock resulting in dilution, and the sale or availability for sale of our common stock could adversely affect the market price of our common stock.
●	Anti-takeover provisions in our organizational documents and agreements may discourage or prevent a change in control.

General Risk Factors

●	We are subject to several other general risk factors, including risk regarding worldwide economic instability and social unrest; climate change; changes in accounting standards; public company requirements; securities litigation and environmental, social and governance practices scrutiny.

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

We rely on key suppliers for certain raw materials used in our products. Among the key suppliers we do business with are the producers of stem cells used in our OsteoVive viable cell allograft. Our dependence on third-party suppliers involves several risks, including limited control over availability and pricing. Suppliers of such raw materials may decide, or be required, for reasons beyond our control, to cease supplying such raw materials and components to us or to raise their prices. Shortages of raw materials, quality control problems, production capacity constraints, or delays by suppliers have in the past and in the future could negatively affect our ability to meet our production goals. For example, in the third and fourth quarters of fiscal 2023, stem cells used to produce our OsteoVive viable cell allograft became unavailable and may remain unavailable for the foreseeable future. Elutia Inc. (formerly Aziyo Biologics, Inc.), one of our key suppliers of stem cells, recently voluntarily recalled its viable bone matrix products and suspended shipments of all viable bone matrix products from all donor lots. This recall has led to the American Association of Tissue Banks imposing additional regulations and has also constrained the overall supply of stem cells, with other stem cell suppliers now favoring larger customers during this shortage. As a smaller customer, we have encountered difficulties in receiving any supply of stem cells. Stem cells may continue to be unavailable to us or may be available only at elevated prices. Our revenues during the third and fourth quarters of fiscal 2023 were adversely affected as a result of the stem cell shortage and we expect our revenues in future periods to continue to be adversely affected by the stem cell shortage until such time as we receive additional supply of stem cells and complete development of internal production of stem cells. In addition, our sales of other products could be adversely affected by other similar shortages in the future. Such shortages and constraints adversely affect our revenues and other operating results and may also adversely affect our reputation.

Our acquisitions of Surgalign SPV, certain assets and liabilities of Surgalign Holdings and certain assets of RTI in 2023 and any future acquisitions or business combinations we complete involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition.

In 2023, we completed acquisitions of Surgalign SPV, certain assets and liabilities of Surgalign Holdings and certain assets of RTI. One of our key growth initiatives is to add depth to our product offerings through targeted strategic acquisitions in the future. Our ability to complete acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions or business combinations will, in fact, produce any benefits. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

●	diversion of management’s attention;

●	disruption to our existing operations and plans or the inability to effectively manage our expanded operations;

●	failure, difficulties or delays in securing, integrating, developing and assimilating information, financial systems, internal controls, operations, manufacturing processes and products or the distribution channels for acquired product lines;

●	potential loss of key employees, customers, distributors, or sales representatives of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and sales representatives;

●	adverse impact on overall profitability if our expanded operations do not achieve the efficiencies, growth projections, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, delays in the realization thereof or costs or charges incurred to achieve any revenue or cost synergies;

●	reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs, which could in turn restrict our ability to access additional capital when needed or pursue other important elements of our business strategy;

●	infringement by acquired businesses or other business ventures of intellectual property rights of others;

●	violation of confidentiality, intellectual property and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;

●	inaccurate assessment of additional post-acquisition investments, undisclosed, contingent, tax or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs;

●	incorrect estimates made in the accounting for acquisitions, including those related to the material weaknesses discussed elsewhere in this Annual Report on Form 10-K, and incurrence of non-recurring charges, including restructuring charges in connection with any future effort to reduce costs and streamline operations; and

●	impacts as a result of accounting adjustments, incorrect estimates made in the accounting for the acquisitions, including those related to the material weaknesses discussed elsewhere in this Annual Report on Form 10-K, or the potential write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances, or other potential financial accounting or reporting impacts, including those resulting from the international subsidiaries we acquired from Surgalign Holdings.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. For example, in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2023, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting that related to our recent acquisitions, which constituted two material weaknesses. Any such difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Also, some acquisitions, such as our acquisition of Surgalign SPV, our acquisition of certain assets and liabilities of Surgalign Holdings, and our acquisition of certain assets of RTI, may require the consent of the lenders under our credit agreements with MidCap and/or the consent of Royalty Opportunities and ROS under the Investor Rights Agreement. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders or these investors would approve future acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time or, if such approvals are not obtained, could prevent us from completing acquisitions that we believe would be beneficial to our business.

We may be required to incur impairment and other charges resulting from the impairment of goodwill or other intangible assets recorded in connection with acquisitions.

In 2023, we completed acquisitions of Surgalign SPV, certain assets and liabilities of Surgalign Holdings and certain assets of RTI. In connection with acquisitions, applicable accounting standards generally require the net tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values as of the date of acquisition. Any excess in the purchase price paid by the acquiring company over the fair value of net tangible and intangible assets of the acquired business is recorded as goodwill. Definite lived-intangible assets other than goodwill are required to be amortized over their estimated useful lives and this amortization expense may be significant. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets, including both definite-lived and indefinite-lived intangible assets, or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2023, we had goodwill of $7.3 million, including goodwill from the acquisitions described above, and intangible assets of $10.3 million, which together comprise 19% of our total assets as of December 31, 2023. If we determine that our goodwill and intangible assets recorded in connection with our acquisitions or any other prior or future acquisitions have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges could be significant and could adversely affect our consolidated results of operations and financial position.

We operate in some markets outside the United States that are subject to political, economic, and social instability and expose us to additional risks.

Although our revenue from outside the United States comprised only 5% of our total revenue for the year ended December 31, 2023, we expect our revenue from outside the United States to comprise a larger percentage of our total revenue in future years as a result of our acquisition of Surgalign Holdings’ hardware and biologics business in August 2023, which operates in part through international subsidiaries. Our international sales operations and newly acquired international subsidiaries expose us and our representatives, agents, and distributors to the following risks inherent in operating in foreign jurisdictions:

●	the imposition of additional U.S. and foreign governmental controls or regulations on orthopedic implants and biologic products;

●	withdrawal from or revision to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

●	economic instability and currency risk between the U.S. dollar and foreign currencies in our markets;

●	political instability, including instability related to the war between Russia and Ukraine and the war between Israel and Hamas;

●	the imposition of U.S. or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with that country, company, person, or entity;

●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

●	scrutiny of foreign tax authorities, which could result in significant fines, penalties and additional taxes being imposed upon us;

●	difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting and information technology;

●	risks related to complying with accounting rules and regulations in foreign jurisdictions and consolidating the financial statements of our international subsidiaries in our financial statements;

●	a shortage of high-quality international salespeople and distributors;

●	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

●	changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

●	unexpected changes in foreign regulatory requirements;

●	differing local product preferences and product requirements;

●	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologic products;

●	difficulties in protecting, enforcing and defending intellectual property rights;

●	foreign currency exchange controls that might prevent us from repatriating cash;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	transportation delays and interruptions, including due to recent supply chain and shipping disruptions;

●	national and international conflicts, including foreign policy changes, acts of war or terrorist acts;

●	complex data privacy requirements and labor relations laws; and

●	exposure to different legal and political standards.

Operations conducted through our international subsidiaries require management attention and financial resources and exposes us to difficulties and risks presented by international economic, political, legal, accounting and business factors.

As a result of our recent acquisition of Surgalign Holdings’ hardware and biologics business, we sell certain products in 33 countries through international subsidiaries located in Europe and Asia. This recent international expansion and the continued management of business in international markets requires management attention and financial resources. Additionally, the sale and shipping of products across international borders subjects us to extensive and complicated trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. Additionally, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our sales activities.

Several factors, including changes to international trade agreements, foreign policy changes between countries, weakened international economic conditions or the impact of sovereign debt defaults, could adversely affect our international net sales. Additionally, our international operations require significant management attention and financial resources. Our international operations expose us to risks inherent in operating in foreign jurisdictions. These risks include:

●	difficulties in managing and staffing international operations and the required infrastructure costs, including legal, tax, accounting and information technology;

●	the imposition of additional U.S. and foreign government controls or regulations, new trade restrictions and restrictions on the activities of foreign agents, representatives and distributors;

●	the imposition of the U.S. and/or international sanctions against a country, company, person or entity with whom we do business, either directly or through our international subsidiaries, that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

●	international pricing pressure;

●	adverse currency exchange rate fluctuations;

●	longer payment cycles and difficulties enforcing agreements and collecting receivables through certain foreign legal systems;

●	national and international conflicts, including foreign policy changes;

●	difficulties in enforcing or defending intellectual property rights; and

●	multiple, changing and often inconsistent enforcement of laws and regulations.

We have identified material weaknesses in our internal control over financial reporting and cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If our internal control over financial reporting or its disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

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

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2023, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting that constituted two material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2023, our controls designed surrounding the completeness and accuracy of information utilized in determining the open balance sheet fair value of inventory, which includes the establishment of inventory reserves, related to the acquisition of the hardware and biologics business of Surgalign Holdings, Inc. were insufficient and did not operate at an appropriate level of precision. The resulting material weaknesses are described in greater detail under the heading Part II. Item 9A. “Controls and Procedures.”

While we are taking steps to remediate the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Biologics products are inherently difficult and time-consuming to manufacture. We have experienced and could continue to experience manufacturing issues, which could negatively impact our business and results of operations.

Biologics products are inherently difficult and time-consuming to manufacture. Our products are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials. Other production constraints, including the number of processors we are able to hire, the number of clean rooms available in our facilities, and our ability to automate certain processes by implementing labor saving technology also affect the speed and extent of our production. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. A shortage of the number of processors or clean rooms or inadequate levels of automation may cause us to be unable to operate at full production, which has in the past and could continue to negatively impact our business and results of operations. For example, as a result of the labor shortage we experienced in 2022 and, to a lesser extent, in 2023, we were unable to operate at full capacity from time to time, which caused us to pass on certain revenue opportunities we otherwise may have been able to pursue. To mitigate this issue in the future, we have made certain operational changes and continue to implement processes that are intended to automate certain tasks. Additionally, in 2023, we increased our recruiting and onboarding activities and increased our plant capacity. However, no assurance can be provided that these measures will be successful.

Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to domestic inflation and fuel price increases. Inflationary pressures stemming from supply chain disruptions and increased demand resulted in increased fuel, raw material and other costs in 2022. Although these conditions improved in 2023, similar issues in the future may adversely affect our results of operations. Additionally, we have experienced shortages in certain raw materials, suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. For example, as described elsewhere in these risk factors, in the third and fourth quarters of fiscal 2023, stem cells used to produce our OsteoVive viable cell allograft became unavailable and may remain unavailable for the foreseeable future. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. If our costs rise due to continuing supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials from our suppliers could delay product launches or result in lost opportunities to sell our products due to their unavailability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operations.

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

Our efforts to integrate acquired products with our existing product line may not be favorably received, which could negatively impact our results of operations and financial condition.

Following our acquisition of the Coflex and CoFix product lines, Surgalign Holdings’ hardware and biologics business, and the nanOss product line, we have worked to integrate the products acquired with our existing product line as applicable. However, there can be no assurance that our integration initiative will be successful, and these changes may not be favorably received by our customers, which could negatively impact our results of operations and financial condition.

If we are unable to innovate, develop, introduce and market new products and technologies, we may experience a decrease in market share or revenue if our products become obsolete, and our business and operating results would suffer.

Due to limited funding, our research and development efforts and ability to develop new products have been constrained during the past several years. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the markets in which we compete. If we do not continue to innovate, develop, introduce and market new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or innovation and our current and recent annual operating plans have not provided for any significant investment in new products. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changes in customer health insurance coverage, changing demographics, slow industry growth rates, declines in our markets, the introduction of new products and technologies, evolving surgical philosophies, and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. It is also important that we carefully manage our introduction of new and enhanced products and technologies. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our revenue. Our new products and technologies also could reduce demand for or render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.

Our private label and OEM business, which we expect to account for an increasing percentage of our revenue, involves risks and may be subject to significant fluctuation on a product to product basis from period to period since our customers could decide to use other OEMs.

We expect an increasing portion of our future revenues to be derived from our private label and original equipment manufacturer, or OEM, business. This expectation is based on our plan to focus on expanding this business. We may not be successful, however, in retaining or expanding our private label and OEM business. Our private label and OEM business, although not subject to commissions, involves lower gross margins which, if this business increases as a percentage of our revenue, will reduce our future gross margins. In addition, our private label and OEM business involves other additional risks. For example, we generally do not have long-term supply agreements covering this business so our customers could periodically decide to use other OEMs based on cost, quality, delivery time, production capacities, competitive and regulatory considerations or other factors. Thus, revenues from our private label and OEM customers and the products we provide them are subject to significant fluctuation on a product to product basis from period to period. The success of our private label and OEM business is dependent upon the success of our private label and OEM customers in creating demand for and selling the products that we manufacture for them. If our private label and OEM business significantly increases, we may experience difficulties in staffing our manufacturing facility and meeting demand.

Our growth initiatives designed to increase our revenue and scale may not be successful and involve risks.

During 2022 and 2023, we focused primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. In 2023, we worked towards these growth initiatives primarily through our strategic acquisitions of Surgalign SPV, Surgalign Holdings’ hardware and biologics business, and RTI’s nanOss production operations, which allowed us to add to our existing product line and expand our distribution network. We intend to continue to pursue these key growth initiatives in 2024. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues. Also our key growth initiatives involve risks, including effects on our product sales mix, which may adversely affect our gross margins and operating results. For example, a decrease in sales of our hardware products typically reduces our gross margins. In addition, margins vary among our biologics products, so the current trend towards our fiber-based products as opposed to our cancellous-based products may also reduce our future gross margins.

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

Our quarterly revenue and operating results have varied and in the future may vary significantly, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of our annual results or future performance. Any shortfalls in revenue or earnings from levels expected by industry analysts or investors, as a result of such quarterly fluctuations or otherwise, could have an immediate and significant adverse effect on the market price of our common stock in any given period. Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include, among others:

●	demand for our products;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used as well as global and local labor shortages and loss of personnel;

●	the effect of inflation, increased interest rates and other recessionary indicators and supply chain disruptions;

●	the impact of infectious diseases, such as COVID-19, RSV or the flu, and hospital capacity on the number of elective procedures and our business and operating results;

●	the level of competition;

●	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;

●	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;

●	the timing of or failure to obtain regulatory clearances or approvals for our products;

●	changes in pricing policies by us and our competitors;

●	changes in the treatment practices of our customers;

●	changes in independent sales representative or distributor relationships and sales force size and composition;

●	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

●	the number and mix of products sold in the quarter and the geographies in which they are sold;

●	the number of selling days;

●	the availability and cost of components and materials;

●	the timing of orders and shipments;

●	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

●	work stoppages or strikes in our industry;

●	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;

●	changes in accounting standards, policies, estimates, and treatments;

●	restructuring, impairment, and other special charges;

●	costs associated with pending and any future litigation;

●	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges and manufacturing variances;

●	income tax fluctuations and changes in tax rules;

●	general economic, social and other external factors; and

●	increases of interest rates, which can increase the cost of borrowings under our credit agreements and generally affect the level of economic activity.

Our business, operating results and financial condition may be materially adversely affected by COVID-19 and other infectious diseases.

At the onset of, and at various times during, the COVID-19 pandemic, hospitals and other medical facilities cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Additionally, hospitals and other medical facilities have since experienced high levels of staff turnover. Because of these circumstances, surgeons and their patients occasionally deferred procedures in which our products otherwise would be used. These circumstances negatively impacted the number of elective procedures being conducted and the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which had a material adverse effect on our revenues. Similar conditions arising from a resurgence of COVID-19 infections, RSV, the flu, or other infectious diseases could similarly cause surgeons and their patients to defer procedures in which our products otherwise would be used and limit the ability of our employees, independent representatives and distributors to effectively market and sell our products, which could again have a material adverse effect on our revenues.

Fluctuations in foreign currency exchange rates could result in declines in our earnings and changes in our foreign currency translation adjustments.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Our principal exchange rate exposure is with the Euro, the Swiss franc and the British pound against the U.S. dollar. Fluctuations in foreign currency exchange rates could result in declines in our earnings. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment. We do not hedge against our foreign currency exchange rate risk.

Our ability to deduct interest is limited.

Our ability to deduct interest on indebtedness properly allocable to our trade or business (which excludes investment interest) is limited to an amount equal to the sum of (i) our business interest income during the taxable year and (ii) 30% of our adjusted taxable income for such taxable year. For taxable years beginning after 2021, our adjusted taxable income for purposes of computing the 30% limitation will be reduced by depreciation, amortization and depletion deductions thereby causing a more restrictive limitation than that which existed for taxable years beginning prior to 2022. Disallowed interest deductions may be carried forward indefinitely and treated as business interest paid or accrued in the succeeding taxable year.

A shift in performing more procedures in ambulatory surgical centers from hospitals would likely reduce the prices of our products and margins.

We anticipate that more outpatient eligible procedures may be performed in ambulatory surgery centers and that this trend will continue as a cost control measure within the healthcare system. Because ambulatory surgery center facility fee reimbursement is typically less than facility fee reimbursement for hospitals and due to surgeons’ potential ownership interests in ambulatory surgery centers, we typically experience reduced pricing of our products by ambulatory surgery centers than by hospitals, and the average price for which we sell our products to ambulatory surgery centers is less than the average prices we charge to hospitals. In addition, some surgeons may choose to use fewer implants due to their interest in the profitability of the ambulatory surgery center. An accelerated shift of procedures using our products to ambulatory surgery centers could adversely impact the average selling prices of our products and our revenues could suffer as a result.

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

As a result of our acquisition of the Coflex product line, we are required by the FDA to conduct a post-market surveillance study. In addition, we may be required to conduct other clinical studies that demonstrate competent and reliable evidence that our products are safe and effective before we can commercialize our products. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot be certain that our planned clinical trials or any other future clinical trials will be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our products for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our products. Even if regulatory approval is secured for any of our products, the terms of such approval may limit the scope and use of our products, which may also limit their commercial potential. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

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

Certain of these laws have exceptions and “safe harbors” which if met may protect certain arrangements from liability. For example, certain financial payments that might otherwise implicate the Federal Anti-Kickback Statute will be permitted under the state if they are structured to comply with one of various statutory exceptions or regulatory safe harbors established by the Office of Inspector General of the U.S. Department of Health and Human Services. These safe harbors include, for example, the “Discount” safe harbor which allows manufacturers of goods covered by federal payor programs to provide discounts to their customers in the form of rebates, volume discounts and the like as long as those discounts meet the express requirements of the safe harbor. Other safe harbors under the Anti-Kickback Statute may also apply to consulting, teaching and other personal service arrangements we may have with physicians and marketing personnel. These safe harbors are technical in nature and failure to meet any element of a safe harbor will cause an arrangement to lose safe harbor protection. In addition, there may not be safe harbors or exceptions for every potential financial arrangement we may enter into and, and even if there are, no assurances can be given that any of our arrangements or relationships will meet an otherwise applicable safe harbor.

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

In order to market our products in the Member States of the European Economic Area (“EEA”), our devices are required to comply with the essential requirements of the EU Medical Devices Regulation 2017/745, which became effective in spring 2020 and implemented stricter control, transparency, and enforcement and strengthened post market surveillance requirements.

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

In the EEA, we must comply with the EU Medical Device Vigilance System, the purpose of which is to improve the protection of health and safety of patients, users and others by reducing the likelihood of reoccurrence of incidents related to the use of a medical device. Under this system, incidents must be reported to the competent authorities of the Member States of the EEA. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. Incidents are evaluated by the EEA competent authorities to whom they have been reported, and where appropriate, information is disseminated between them in the form of National Competent Authority Reports. The Medical Device Vigilance System is further intended to facilitate a direct, early and harmonized implementation of Field Safety Corrective Actions (“FSCAs”) across the Member States of the EEA where the device is in use. An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

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

We and certain of our third-party manufacturers and suppliers are required to comply with the FDA’s current Good Manufacturing Practices (“cGMP”) requirements and Quality System Regulations (“QSR”), set to be replaced by the Quality Management System Regulation (“QMSR”) in February 2026, which cover, among other things, the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United States. The FDA enforces the QSR through periodic announced (routine) and unannounced (for cause or directed) inspections of manufacturing facilities. The failure by us or one of our third-party manufacturers or suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR or QMSR, may result in, among other things, changes to labeling, restrictions on such products or manufacturing processes, product corrections, removal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, withdrawal of regulatory clearance or approvals, delays in or refusals of new 510(k)s, de novo requests or PMA applications, untitled letters, warning letters, refusal to grant export certificates for our products, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency or other governmental enforcement actions.

Under the FDA medical device reporting regulations and similar foreign governmental regulations, medical device manufacturers are required to report to the FDA or other governmental agencies information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. Under the FDA’s reporting regulations applicable to HCT/Ps, we are required to report all adverse reactions involving a communicable disease if it is fatal, life threatening, results in permanent impairment of a body function or permanent damage to body structure, or necessitates medical or surgical intervention, including hospitalization. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as mandatory recalls, destruction, cessation of manufacturing, inspection or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results. We are currently subject to certain product liability litigation, which could harm our business, financial condition or results of operations, especially if this litigation requires payments in amounts that exceed our product liability insurance coverage.

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

At the time they came into effect approximately 20 years ago, these regulations increased regulatory scrutiny within the industry in which we operate and have led to increased enforcement action which affects the conduct of our business. In addition, these regulations can increase the cost of tissue recovery activities. The FDA periodically inspects tissue processors to determine compliance with these requirements. Allegations of violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of 21 CFR Part 1271 that we are required to comply with, although there can be no assurance that we will be deemed by FDA to be in compliance. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the cGTP regulations that regulate those functions are dependent upon the actions of these independent entities. If our suppliers fail to comply with applicable requirements, our products and our business could be negatively affected. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of regulatory actions, or enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

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

Federal regulatory reforms may adversely affect our business and our ability to sell our products.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the FDA issued a final rule in February 2024 replacing the QSR with the QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. Additionally, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could adversely affect our ability to sell our products. It is impossible to predict whether legislative or other changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

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

Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

Regulatory authorities around the world have enacted laws and regulations or are considering a number of legislative and regulatory proposals concerning data protection. The interpretation and application of consumer and data protection laws in the United States, the EU and elsewhere are often uncertain and subject to change. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (EU 2016/679) (“GDPR”), which became effective in the EU on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to EU customers. The GDPR created a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance. In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks have faced a number of legal challenges, and their validity remains subject to legal, regulatory and political developments in both the EU and the United States.

Risks Related to Human Capital Management

Our business is dependent upon a sufficient number of qualified workers, and competition for such talent is intense, especially around Belgrade, Montana, where the population is small and the labor market is tight. If we cannot attract and retain qualified personnel or if we must increase substantially our labor costs to attract and retain qualified personnel, the growth and success of our business, as well as our operating results and financial condition, may be adversely affected.

The population around Belgrade, Montana, where our headquarters and production facilities are located, is small, and as a result, there is a limited number of qualified personnel available in all functional areas, which has made it difficult for us to attract and retain the qualified personnel necessary for the development, operation and growth of our business. We have been further impacted by the recent labor shortage. Additionally, the rising cost of living in Belgrade, Montana and surrounding areas has caused some members of the labor force to leave these areas in search of more affordable living arrangements, which has worsened our local labor shortage. Our ability to maintain our productivity at competitive levels and increase production in the future may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. Companies in our industry, including us, are dependent upon an available labor pool of qualified employees. We compete for qualified personnel with other companies, academic institutions, governmental entities, and other organizations. A shortage in the labor pool of workers, which we believe currently exists in Belgrade, Montana, and which has worsened in the past year, has made it more difficult for us to attract and retain qualified personnel. We cannot be certain that we will be able to maintain an adequate qualified labor force necessary to operate efficiently and to support our growth strategy and operations. During 2022 and to a lesser degree during 2023, these labor shortages contributed to production shortages and, from time to time, an inability for us to operate at full capacity. The tight labor market in the Belgrade, Montana, area also has required us to enhance our wages and benefit packages to attract a sufficient number of workers, and it is possible that these increased labor costs may not be effective in recruiting and retaining a sufficient number of qualified personnel. During 2023, we increased our recruiting and onboarding activities to combat these issues. However, there can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining a sufficient number of qualified personnel in the future. If we cannot attract and retain qualified personnel or if we must increase substantially our labor costs to attract and retain qualified personnel, the growth and success of our business, as well as our operating results and financial condition, will be adversely affected.

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

We have a history of incurring net losses, and at December 31, 2023, we had an accumulated deficit of $243.0 million. However, during the year ended December 31, 2023, we recognized net income of $660 thousand. Our ability to achieve profitability will be influenced by many factors, including, among others, the level and timing of future revenues and expenditures; development, commercialization, market acceptance and availability and supply of our products; competing technologies and market developments; our ability to develop and introduce new products; regulatory requirements and delays; the strength of our relationships with our independent sales agents and distributors; and our ability to attract and retain key personnel. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our stockholders’ equity, and we may never achieve or sustain profitability.

We may need additional financing to satisfy our anticipated future liquidity requirements, which financing may not be available on favorable terms, or at all, at the time it is needed and which could reduce our operational and strategic flexibility.

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents and restricted cash balance of approximately $5.6 million as of December 31, 2023, together with existing credit availability under our Amended and Restated Credit, Security and Guarantee Agreement (Term Loan), (the “Term Credit Agreement”), and Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), (the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”), with MidCap Financial Trust and MidCap Funding IV Trust (together, “MidCap”), each in its respective capacity as agent, will be sufficient to meet our anticipated cash requirements through at least the end of March 2025. Although we have availability under our Term Credit Agreement, our ability to obtain additional term loans under this agreement is in the sole and absolute discretion of MidCap and the lenders. Additionally, although we have availability under our Revolving Credit Agreement, the availability of such funds is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory. These credit facilities have a maturity date of March 1, 2029, and all of our indebtedness thereunder matures on such date. We may require or we may seek additional funds to fund our future operations and business strategy prior to March 2025. Accordingly, there is no assurance that we will not need or seek additional funding at any time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations, license agreements or acquisition transactions. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects. If adequate funds are not otherwise available, we could be required to curtail operations significantly, including reducing our sales and marketing expenses, which could negatively impact product sales, delaying new product initiatives, and we could even be required to cease operations, liquidate our assets and possibly seek bankruptcy protection.

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

We have indebtedness which matures on March 1, 2029. We may not be able to extend the maturity date of or replace our Credit Agreements or generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition, and operating results.

As of December 31, 2023, we had $21.6 million of principal outstanding under our Credit Agreements, which indebtedness matures on March 1, 2029. Although we believe that we will be able to refinance or pay off our outstanding indebtedness or extend the maturity date of that facility at the appropriate time, no assurance can be provided that we will do so on terms that are favorable to us or at all. Our ability to make payments on, and to refinance, our indebtedness, and our ability to fund planned capital expenditures, contractual cash obligations, known and unknown liabilities, research and development efforts, working capital, any future acquisitions and business combinations, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, the consent of our lender, and other factors, including market conditions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.

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

Our Credit Agreements include a number of significant financial and operating restrictions. For example, the Credit Agreements require us to maintain net product revenue at or above minimum levels and to maintain a minimum liquidity threshold, in each case at levels specified in the Credit Agreements. The Credit Agreements also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

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

We may be unable to comply with these covenants, which could result in a default under the Credit Agreements. In addition, these provisions may limit our ability to conduct and invest in our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions or business combinations, may be subject to the consent of the lenders, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction. In addition, our Investor Rights Agreement with ROS and Royalty Opportunities (as amended, the “Investor Rights Agreement”) further substantially limits the operation of our business and the ability of our management to conduct and invest in our business.

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

We rely extensively on IT systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, invoicing and shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and providing data security and other processes necessary to manage our business. During 2022, we implemented an upgrade to our enterprise resource planning system. In 2022 and 2023, we installed a new firewall to better protect from network intrusions, hired a Network and Security Administrator, and engaged a third-party service provider to perform an internal penetration test in order to identify and address vulnerabilities. Additionally, we introduced always-on VPN in an effort to better restrict off-campus network access in light of the increase in the number of our employees working remotely in recent years, enhanced our monitoring and control capabilities, and hardened our cloud computing cyber security footprint. However, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate for these events on a timely basis, we may suffer interruptions in our ability to manage operations. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks and those of our customers, suppliers, independent sales agents, distributors and third-party service providers, and the confidentiality, availability and integrity of any underlying information and data. Our work from home arrangements, as well as those of our third-party service providers, may increase cybersecurity risks related to phishing, malware, and other similar cybersecurity attacks. We have programs, processes and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. We undertake considerable ongoing improvements to our IT systems in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur may be challenging. Although we have been the target of cyber incidents in the past, the aggregate impact of these incidents on our operations and financial condition has not been material to date. However, in light of the fact that cybersecurity threats have been rapidly evolving in sophistication and prevalence, no assurance can be provided that we will not become subject to future attacks, especially when our cybersecurity protection is dependent at least to some extent on the lack of human error. New SEC rules related to cybersecurity risk management may further increase our regulatory burden and the cost of compliance in such events.

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

ROS and Royalty Opportunities collectively owned approximately 56.2% of our outstanding common stock as of December 31, 2023. We are party to the Investor Rights Agreement, under which ROS and Royalty Opportunities are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If ROS and Royalty Opportunities are unable to maintain this ownership threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with their ownership interests. In addition, under the Investor Rights Agreement, for so long as the ownership threshold is met, we must obtain the approval of a majority of our common stock held by ROS and Royalty Opportunities to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) appoint or remove the chairperson of our Board of Directors; and (viii) make loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. The Investor Rights Agreement also grants ROS and Royalty Opportunities the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell.

Because of their significant share ownership and control, OrbiMed has the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders and Board of Directors, including amendments to our Charter, Third Amended and Restated Bylaws (“Bylaws”), election and removal of directors, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions, as well as certain day-to-day decisions involved in operating our business, such as annual operating plans, capital expenditures and other investments in our business. The interests of OrbiMed may not be aligned with management’s views on the operation of our business or the interests of our other stockholders. In addition, OrbiMed and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions or not pursuing such transactions that, in their judgment, could enhance or reduce their investment, even though such transactions might involve risks to our other stockholders. For example, OrbiMed could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. In addition, OrbiMed and their affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors and could preclude any acquisition of our Company. This concentration of voting control could deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

We are a “controlled company” within the meaning of the NYSE American rules and rely on exemptions from various corporate governance requirements that provide protection to stockholders of other companies.

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by OrbiMed Advisors LLC. As a “controlled company,” we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. While we currently have a majority of independent directors on the Board of Directors, an independent nomination and governance committee or an independent compensation committee, we may in the future elect to rely on NYSE American’s controlled company exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American rules.

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

The market price for securities of medical device and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The trading volume and prices of our common stock have been and may continue to be volatile and could fluctuate widely due to factors both within and beyond our control. During 2023, the sale price of our common stock ranged from $0.58 to $1.39 per share, and our daily trading volume ranged from 1 thousand to 790 thousand shares. Such volatility may be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of our common stock may harm the value of the investment of our stockholders in our common stock. Factors that may have a significant impact on the market price and marketability of our common stock include, among others:

●	the terms of any potential future transaction(s) related to debt financing, debt restructuring or capital raising;

●	our ability to make interest payments under our Credit Agreements;

●	our observance of covenants under our Credit Agreements;

●	announcements of technological innovations or new commercial products by us or our present or potential competitors;

●	developments or disputes concerning patent or other proprietary rights;

●	developments in our relationships with employees, suppliers, distributors, sales representatives and customers;

●	acquisitions or divestitures;

●	litigation and government proceedings;

●	adverse legislation, including changes in governmental regulation;

●	third-party reimbursement policies;

●	additions or departures of key personnel;

●	sales of our equity securities by our significant stockholders or management or sales of additional equity securities by our Company;

●	changes in securities analysts’ recommendations;

●	short selling;

●	changes in health care policies and practices;

●	the delisting of our common stock or halting or suspension of trading in our common stock by the NYSE American;

●	economic, social and other external factors, such as epidemics or pandemics, supply chain disruptions, labor shortages and persistent inflation; and

●	general market conditions.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance could disappoint investors and analysts and cause the market price of our common stock to decline.

We may issue additional common stock resulting in stock ownership dilution.

From time to time, we issue equity securities to raise additional financing and in connection with debt restructurings. During 2023, we issued in a private placement approximately 20.0 million shares of common stock at a purchase price of $0.75 per share. Future dilution may occur due to additional future equity issuances and/or equity financing events by us, including any potential future restructuring of our outstanding indebtedness. In addition, we may raise additional capital through the sale of equity or convertible debt securities, which would further dilute the ownership interests of our stockholders. As of December 31, 2023, we had outstanding warrants to purchase approximately 12,187,470 shares of our common stock, stock options to purchase 1,472,013 shares of our common stock, restricted stock unit awards covering 1,102,473 shares of our common stock and deferred stock unit awards covering 653,310 shares of our common stock under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan, stock options to purchase 3,403,192 shares of our common stock and restricted stock unit awards covering 3,403,192 shares of our common stock under the Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan, options to purchase 623 shares of our common stock under our prior equity compensation plan, and 9,968,106 shares available for issuance under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan. If these or any future warrants, options or restricted stock units are exercised or otherwise converted into shares of our common stock, our stockholders will experience additional dilution.

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

Several provisions of our Restated Certificate of Incorporation (“Charter”) and Third Amended and Restated Bylaws (“Bylaws”) and our Investor Rights Agreement could make it difficult for our stockholders to change the composition of our Board of Directors, preventing them from changing the composition of management. In addition, several provisions of our Charter and Bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable. These provisions include:

●	We have shares of common stock and preferred stock available for issuance without stockholder approval. The existence of unissued and unreserved common stock and preferred stock may enable the Board of Directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, thereby protecting the continuity of our management.

●	Shares of our common stock do not have cumulative voting rights in the election of directors, so our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors.

●	Special meetings of the stockholders may be called only by the Board of Directors, the chair of the Board of Directors or the chief executive officer.

●	The Board of Directors may adopt, alter, amend or repeal our Bylaws without stockholder approval.

●	Unless otherwise provided by law, any newly created directorship or any vacancy occurring on the Board of Directors for any cause may be filled by the affirmative vote of a majority of the remaining members of the Board of Directors even if such majority is less than a quorum, and any director so elected shall hold office until the expiration of the term of office of the director whom he or she has replaced or until his or her successor is elected and qualified.

●	Prior to July 26, 2030, fixing the number of directors at more than seven directors requires the approval of at least 75% of our directors then holding office.

●	The affirmative vote of the holders of at least two-thirds of the voting power of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, is required to amend or repeal the provisions of our Charter related to the amendment of our Bylaws, the Board of Directors and our stockholders as well as the general provisions of our Charter.

●	Stockholders must follow advance notice procedures to submit nominations of candidates for election to the Board of Directors at an annual or special meeting of our stockholders, including director election contests subject to the SEC’s universal proxy rules, and must follow advance notice procedures to submit other proposals for business to be brought before an annual meeting of our stockholders.

●	Unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware, (or, if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction, a state court located within the State of Delaware or, if no state court located within the State of Delaware has subject matter jurisdiction, the federal district court for the District of Delaware), will be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising under any provision of the General Corporation Law of the State of Delaware (“DGCL”), our Charter or our Bylaws, or (iv) any action asserting a claim governed by the internal-affairs doctrine; provided, however, that unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be, to the fullest extent permitted by applicable law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

●	The Investor Rights Agreement includes director nomination rights, which provide that so long as the Ownership Threshold (as defined in the Investor Rights Agreement) is met, Royalty Opportunities and ROS are entitled to nominate such individuals to the Board of Directors constituting a majority of the directors. In addition, under the Investor Rights Agreement, so long as the Ownership Threshold is met, certain matters require the approval of Royalty Opportunities and ROS to proceed with such a transaction, including without limitation, the sale, transfer or other disposition of our assets or businesses or our subsidiaries with a value in excess of $250,000 in the aggregate during any fiscal year (other than sales of inventory or supplies in the ordinary course of business, sales of obsolete assets (excluding real estate), sale-leaseback transactions and accounts receivable factoring transactions).

●	The Letter Agreement between us and Mr. Stavros Vizirgianakis includes director nomination rights, which terminate on the earlier of (i) the date on which Mr. Vizirgianakis ceases to hold at least 75% of the shares of common stock purchased by him in our 2022 private placement, (ii) October 7, 2024, or (iii) upon written notice of Mr. Vizirgianakis to us.

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

Our Charter provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware, (or, if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction, a state court located within the State of Delaware or, if no state court located within the State of Delaware has subject matter jurisdiction, the federal district court for the District of Delaware), will be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising under any provision of the DGCL, our Charter or our Bylaws, or (iv) any action asserting a claim governed by the internal-affairs doctrine. Furthermore, unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be, to the fullest extent permitted by applicable law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any security of Xtant will be deemed to have notice of and consented to these provisions. This provision may limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us.

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

General Risk Factors

Worldwide economic and market conditions, including with respect to financial institutions, and social unrest could adversely affect our revenue, liquidity, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. Economic slowdowns, periods of high inflation, periods of rising interest rates and recessions, as well as disruptions in access to bank deposits or lending commitments due to bank failures, could materially and adversely affect our revenue, liquidity, financial condition and results of operations. For example, the 2023 closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although depositors at these institutions continued to have access to their funds, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank with which we deposit our funds or otherwise do business could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that fails or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Additionally, the credit and financial markets may be adversely affected by the war between Russia and Ukraine and measures taken in response thereto, as well as the war between Israel and Hamas. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as the lingering economic impacts of COVID-19, supply chain disruptions, labor shortages and persistent inflation, and measures taken in response thereto, including interest rate increases, could also adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires or flooding. Concern over climate change could result in new legal or regulatory requirements designed to report, reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights. For example, in March 2024, the SEC adopted new climate disclosure rules, which require new disclosure in certain SEC filings about material climate-related risks, activities to mitigate or adapt to such risks, board oversight of climate-related risks and management’s role in managing material climate-related risks, and climate-related targets and goals. The new climate disclosure rules have been the subject of multiple legal challenges, so the extent to which the new rules will go into effect remains uncertain. We are currently assessing the impact of the new rules, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition. Additionally, inconsistency of regulations at the state level in the states in which we operate may affect the costs of compliance with such legal or regulatory requirements.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act and the NYSE American. These requirements place a strain on our management, systems and resources and we will continue to incur significant legal, accounting, insurance and other expenses. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE American requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE American requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the market price of our common stock. Furthermore, as we grow our business both organically and through acquisitions, our disclosure controls and procedures and internal control over financial reporting will become more complex, and we may require significantly more resources to ensure that these controls and procedures remain effective. For example, as a result of the control deficiencies in the design and implementation of our internal control over financial reporting that related to our recent acquisitions, which constituted two material weaknesses, we will be allocating additional resources to our internal control over financial reporting, as described in greater detail under the heading Part II. Item 9A. “Controls and Procedures.”

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Background

Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information such as information about our employees, contractors, vendors, customers, suppliers, independent sales agents and distributors. We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, and we monitor the Company’s overall security score to assess performance and identify areas for improvement. In recent years, we have installed a new firewall to better protect from network intrusions, hired a Network and Security Administrator, and engaged a third-party service provider to perform an internal penetration test in order to identify and address vulnerabilities. Additionally, we introduced always-on VPN in an effort to better restrict off-campus network access in light of the increase in the number of our employees working remotely in recent years, enhanced our monitoring and control capabilities, and hardened our cloud computing cyber security footprint. Management continually re-assesses the Company’s cybersecurity risk environment based on changing circumstances and new information identified by its monitoring, scanning and testing as well as third party resources.

Risk Management and Strategy

Our processes for assessing, identifying, and managing cybersecurity threats have been integrated into the our overall risk management processes. The information provided by these processes facilitates management’s ongoing assessment of our cybersecurity risk environment and provides current and accurate information regarding cybersecurity risks to management, our Audit Committee and Board of Directors to allow appropriate management of such risks through remediation or other risk mitigation activities.

We maintain a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of its information systems, including the information residing on such systems. The National Institute of Standards and Technology Cybersecurity Framework helps us inform our cybersecurity agenda and prioritize our cybersecurity activities. We take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect our operations, finances, legal or regulatory compliance, or reputation. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers. Once identified, cybersecurity risks and related mitigation efforts are prioritized based on their potential impact, likelihood, velocity, and vulnerability, considering both quantitative and qualitative factors. Risk mitigation strategies are developed and implemented based on the specific nature of each cybersecurity risk. These strategies include, among others, the application of cybersecurity policies and procedures, implementation of administrative, technical, and physical controls, and employee training, education, and awareness initiatives.

Role of Management

Management has implemented risk management structures, policies and procedures and is responsible for our day-to-day cybersecurity risk management. Our Director of Information Technology, Chris Dennis, is responsible for our day-to-day assessment and management of cybersecurity risks. Mr. Dennis has served as our Director of Information Technology since June 2019. Mr. Dennis additionally is the founder of a data privacy consulting company and has over 20 years of experience in the data management space. We have implemented a number of processes which allow Mr. Dennis and his team to be informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. These processes include, among other things, system alerts of potential malicious cyber activity, access to real-time dashboards that monitor and assess our systems, status reports provided on a daily, weekly and monthly basis, and regular ongoing communications with service providers regarding potential new attack vectors and vulnerabilities. Mr. Dennis and his team share such information with our management team and reports information about such risks to our Audit Committee.

Use of Consultants and Advisors

We engage various third-party cybersecurity service providers to assess and enhance our cybersecurity practices and assist with protection and monitoring of our systems and information, including with respect to protection of our e-mail, system access, network monitoring, endpoint protection, vulnerability assessments and penetration testing. We engage cybersecurity consultants, auditors, and other third parties to assess and enhance our cybersecurity practices, such as a third party consulting firm to perform tabletop exercises and evaluate our cyber processes including an assessment of our incident response procedures.

Board Oversight

The Board of Directors, both directly and through the delegation of responsibilities to the Audit committee oversees the proper functioning of our cybersecurity risk management program. In particular, the Audit Committee assists the Board of Directors in its oversight of management’s responsibility to assess, manage and mitigate risks associated with the Company’s business and operational activities, to administer the Company’s various compliance programs, in each case including cybersecurity concerns, and to oversee our information technology systems, processes and data. The Audit Committee, which is comprised entirely of independent directors, is responsible for periodically reviewing and assessing with management (i) the adequacy of controls and security for our information technology systems, processes and data, and (ii) our contingency plans in the event of a breakdown or security breach affecting our information technology systems, it being understood that it is not possible to eliminate all such risks and that the Company will necessarily face a variety of risks with respect to information technology in the conduct of its business. The Audit Committee is additionally responsible for reviewing the cybersecurity disclosures required to be included in our filings with the SEC.

The Audit Committee reviews a cybersecurity dashboard at its regularly held meetings, which includes certain information about overall security, employee training, and other statistics. Members of our management team often attend these discussions, and the Audit Committee has requested that Mr. Dennis provide updates at two of its meetings annually. The management team and/or Audit Committee, in turn, regularly provide data protection and cybersecurity reports to the full Board of Directors.

Although none of the members of the Audit Committee has any work experience, degree, or certifications related to information security or cybersecurity, the Audit Committee works closely with members of our employee team with relevant expertise, and we have engaged third-party service providers to further enhance our cybersecurity efforts.

Risks from Material Cybersecurity Threats

Although we have taken steps to prevent and mitigate data security threats, there can be no assurance that our protective measures and those of our third party service providers will prevent or detect security breaches that could have a significant impact on our business, reputation, operating results and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. As of the date of this filing, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on our business strategy, results of operations or financial condition. Although we have not experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been mitigated by preventative, detective, and responsive measures we have put in place. See the factors described in the “Part I. Item 1.A. Risk Factors” section of this Form 10-K for further detail about the cybersecurity risks we face. Maintaining a robust information security system is an ongoing priority for us and we plan to continue to identify and evaluate new, emerging risks to data protection and cybersecurity both within our Company and through our engagement of third-party service providers.

Item 2. Properties

Our headquarters and manufacturing facility are located at 664 Cruiser Lane, Belgrade, Montana 59714. We also have two other facilities on the Montana campus, located at 600 Cruiser Lane, Belgrade, Montana 59714, and at 732 Cruiser Lane, Belgrade, Montana 59714. All our properties are leased.

We lease an approximately 14,000 square foot facility at 664 Cruiser Lane, Belgrade, Montana, which expires in October 2025. This building is an FDA registered facility with a Class 10,000 (ISO 7) environmentally controlled area. The validated manufacturing areas and laboratory facilities located in this facility provide processing, final packaging and testing space to manufacture medical devices pursuant to FDA, GMP regulations, and ISO 13485:2003. The facility is registered with the FDA for device design, device manufacture, and contract manufacture, as well as for screening, testing, storing, and distributing biological tissues. We also lease approximately 17,700 square feet in a building located at 600 Cruiser Lane, Belgrade, Montana. This space includes six Class 100 (ISO 5) clean rooms, a fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory. We lease the building under a ten-year operating lease which expires in October 2025 and has a ten-year renewal option. We also lease approximately 21,000 square feet in a building located at 732 Cruiser Lane, Belgrade, Montana, where one Class 1,000 (ISO 6) clean room is located, which expires in October 2025. We also lease an approximately 2,000 square foot facility in San Diego, California, which houses certain innovation and design functions and other corporate functions, which expires in December 2026.

In connection with our acquisition of certain assets of Surgalign Holdings and its subsidiaries, we acquired a lease for a 13,000 square foot facility in Wurmlingen, Germany, which is used for marketing, distribution, product development and general administrative functions of the international subsidiaries we acquired from Surgalign Holdings. The lease for our Wurmlingen, Germany, facility expires in February 2025.

In connection with our acquisition of the nanOss production operations from RTI, we acquired the lease for the approximately 15,000 square foot nanOss production facility located in Greenville, North Carolina. The lease expires in June 2024.

Item 3. Legal Proceedings

Our legal proceedings are discussed in Note 14 – Commitments and Contingencies in the notes to our consolidated financial statements in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the ticker symbol “XTNT.” The closing sale price to our common stock on March 25, 2024 was $1.04 per share.

Holders of Record

As of March 25, 2024, we had 166 holders of record.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future. In addition, our credit agreements with MidCap preclude us from paying dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities of our Company during the quarter ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other equity securities of our Company during the quarter ended December 31, 2023.

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

We have an extensive sales channel of independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network hospitals (“IDNs”) and through group purchasing organizations (“GPOs”). We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is the United States market, we promote and sell our products internationally through direct sales representatives and stocking distribution partners in Canada, Mexico, South America, Australia, and certain Pacific region countries.

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

Recent Acquisitions

Coflex and CoFix Product Lines

On February 28, 2023, we acquired all of the issued and outstanding capital stock of Surgalign SPV, Inc. (“Surgalign SPV”), a then indirect wholly owned subsidiary of Surgalign Holdings, Inc. (“Surgalign Holdings”), which held certain intellectual property, contractual rights and other assets related to the design, manufacture, sale and distribution of the Coflex and CoFix products in the United States, for an aggregate purchase price of $17.0 million in cash. The Coflex and CoFix products have been approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression and provide minimally invasive, motion preserving stabilization.

Surgalign Holdings’ Hardware and Biologics Business

On August 10, 2023, we completed the acquisition of certain additional assets of Surgalign Holdings and its subsidiaries on an as-is, where-is basis, including specified inventory, intellectual property and intellectual property rights, contracts, equipment and other personal property, records, all outstanding equity securities of Surgalign Holdings’ international subsidiaries, and intangibles related to the business of designing, developing and manufacturing hardware medical technology and distributing biologics medical technology, as conducted by Surgalign Holdings and its subsidiaries, and certain specified liabilities of Surgalign Holdings and its subsidiaries pursuant to an Asset Purchase Agreement, dated June 18, 2023, between Surgalign Holdings and us (as amended, the “Surgalign Asset Purchase Agreement”). Pursuant to the Surgalign Asset Purchase Agreement, we were able to acquire Surgalign Holdings’ broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. Additionally, we were able to acquire Surgalign Holdings’ biomaterials portfolio of advanced and traditional orthobiologics. These offerings complement our portfolio of orthobiologics and spinal implant fixation systems. This transaction was conducted through a process supervised by the United States Bankruptcy Court in connection with Surgalign Holdings’ bankruptcy proceedings. We funded the purchase price of $5 million with cash on hand. This transaction resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $11.7 million and is shown as a gain on bargain purchase on our consolidated statement of operations for the year ended December 31, 2023. The bargain purchase was primarily attributable to the transaction occurring as part of bankruptcy proceedings.

RTI Surgical, Inc.’s nanOss Production Operations

On October 23, 2023, we acquired the nanOss production operations from RTI Surgical, Inc. (“RTI”) pursuant to an Asset Purchase Agreement dated October 23, 2023 between us and RTI (the “RTI Asset Purchase Agreement”). Under the terms of the RTI Asset Purchase Agreement, we acquired certain assets, including equipment and inventory, used in RTI’s synthetic bone graft business and assumed from RTI the lease for the nanOss production facility located in Greenville, North Carolina. The purchase price for the assets was $2 million in cash plus a low single digit royalty on sales prior to October 23, 2028 of next generation nanOss products. We previously acquired the nanOss distribution rights and nanOss intellectual property with the acquisition of assets related to the biologics and spinal fixation business of Surgalign Holdings, as described above.

Results of Operations

Comparison of Years Ended December 31, 2023 and December 31, 2022

The following table sets forth our results of operations for 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue
Total Revenue	91,303	100.0%	57,969	100.0%
Cost of Sales	35,836	39.2%	25,832	44.6%
Gross Profit	55,467	60.8%	32,137	55.4%
Operating Expenses
General and administrative	25,850	28.3%	15,462	26.7%
Sales and marketing	38,439	42.1%	22,515	38.8%
Research and development	1,336	1.5%	915	1.6%
Total Operating Expenses	65,625	71.9%	38,892	67.1%
Loss from Operations	(10,158)	(11.1)%	(6,755)	(11.7)%
Other Income (Expense)
Interest expense	(2,938)	(3.2)%	(1,692)	(2.9)%
Interest income	149	0.2%	31	0.1%
Unrealized foreign currency translation gain	265	0.3%	—	0.0%
Bargain purchase gain	11,694	12.8%	—	0.0%
Other expense	(49)	(0.1)%	—	0.0%
Total Other Income (Expense)	9,121	10.0%	(1,661)	(2.9)%
Net Loss from Operations Before Provision for Income Taxes	(1,037)	(1.1)%	(8,416)	(14.5)%
Benefit (Provision) for Income Taxes
Current and Deferred	1,697	1.9%	(69)	(0.1)%
Net Income (Loss)	$660	0.7%	$(8,485)	(14.6)%

Revenue

Total revenue for the year ended December 31, 2023 increased 58% to $91.3 million compared to $58.0 million for the prior year. This increase is attributed primarily to the contribution of additional sales resulting from the acquisition of the Surgalign Holdings’ hardware and biologics business, greater independent agent sales, the additional Coflex and CoFix product sales and opportunistic private label sales, in each case during the year ended December 31, 2023.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 39%, or $10.0 million, to $35.8 million for the year ended December 31, 2023 from $25.8 million for the year ended December 31, 2022. This increase is primarily due to higher sales levels.

Gross profit as a percentage of revenue increased to 60.8% for the year ended December 31, 2023 compared to 55.4% for the year ended December 31, 2022. Of this increase, 620 basis points were due to greater scale and improved production efficiency, 290 basis points were due to sales mix, partially offset by 340 basis points due to higher production costs.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and other professional fees, as well as occupancy costs. General and administrative expenses increased 67%, or $10.4 million, to $25.9 million for the year ended December 31, 2023 compared to $15.5 million for the year ended December 31, 2022. This increase is primarily attributable to additional expense of $4.3 million related to various compensation plans, $2.0 million of additional legal and other professional fees resulting primarily from acquisition related activities, $1.4 million of additional amortization of intangible assets associated with the Coflex and CoFix product lines and $1.1 million of consulting fees resulting primarily from acquisition related activities.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising and other sales and marketing related costs. Sales and marketing expenses increased 71%, or $15.9 million, to $38.4 million for the year ended December 31, 2023 compared to $22.5 million for the year ended December 31, 2022. This increase was due primarily to additional independent agent commissions expense of $9.8 million resulting from higher sales, $5.1 million of additional expense associated with various compensation plans and additional expense of $0.9 million associated with trade shows and travel.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new product technologies. Research and development expenses increased 46%, or $0.4 million, to $1.3 million for year ended December 31, 2023 compared to $0.9 million for the year end December 31, 2022. This increase resulted primarily from increased headcount due to additional personnel hired in connection with our acquisitions.

Interest Expense

Interest expense for the year ended December 31, 2023 increased $1.2 million to $2.9 million as compared to $1.7 million for the year ended December 31, 2022. This increase resulted primarily from increases to the base interest rate applied to our debt instruments and the additional borrowing of $5.0 million under our term loan agreement in February 2023 in connection with our acquisition of Surgalign SPV and the Coflex and CoFix product lines. We expect that our annualized interest expense will increase approximately $0.1 million for every 50 basis points of increase to the reference rate associated with our credit agreements.

Benefit (Provision) for Income Taxes Current and Deferred

Income tax benefit for the year ended December 31, 2023 was $1.7 million compared to income tax expense of $0.1 million for the year ended December 31, 2022. This change resulted primarily from the tax benefit associated with the release of the valuation allowance resulting from recognition of deferred tax liabilities in purchase accounting.

Net Income (Loss)

We recognized net income of $660 thousand during the year ended December 31, 2023 as compared to a net loss of $8.5 million during the year ended December 31, 2022 primarily due to the $11.7 million gain on bargain purchase recognized as a result of our acquisition of Surgalign Holdings’ hardware and biologics business in connection with bankruptcy proceedings.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations primarily through operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$5,923	$20,507
Accounts receivable, net	20,731	10,853
Inventories	36,885	17,285
Total current assets	64,899	49,318
Accounts payable	7,054	3,490
Accrued liabilities	10,419	5,496
Line of credit	4,622	3,379
Current portion of long-term debt	—	2,333
Total current liabilities	22,990	15,218
Net working capital	41,879	34,100

Cash Flows

Net cash used in operating activities for the year ended December 31, 2023 was $9.5 million compared to $5.3 million provided by operating activities for the year ended December 31, 2022. This increase in net cash used in operating activities relates primarily to the increase in accounts receivable balance.

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $24.8 million and $1.6 million, respectively. This increase relates primarily to the use of $17.0 million of cash for the acquisition of Surgalign SPV, $5.6 million of cash for the acquisition of Surgalign Holdings’s hardware and biologics business and $2.0 million of cash for the acquisition of nanOss production operations from RTI Surgical, Inc.

Net cash provided by financing activities was $19.7 million for the year ended December 31, 2023, which was primarily attributable to $14.0 million of net proceeds resulting from our July 2023 private placement of common stock and $4.7 million of net proceeds from the issuance of long term debt, net of issuance costs. Net cash provided by financing activities was $9.0 million for the year ended December 31, 2022, which was primarily attributable to $9.3 million of proceeds from the private placement of common stock and common stock warrants, net of issuance costs.

Current and Prior Credit Facilities

On March 7, 2024, the Company, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Credit Agreement”) and an Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust, each in its respective capacity as agent, and lenders from time to time party thereto. These Credit Agreements amend and restate the Credit, Security and Guaranty Agreement, dated as of May 6, 2021 (Term Loan), as amended (the “Prior Term Credit Agreement”), and the Credit, Security and Guaranty Agreement, dated as of May 6, 2021 (Revolving Loan), as amended (the “Prior Revolving Credit Agreement” and, together with the Prior Term Credit Agreement, the “Prior Credit Agreements”), in each case, by and among the Borrowers, the Company and MidCap Financial Trust and MidCap Funding IV Trust, as respective agents, and the lenders from time to time party thereto.

The Term Credit Agreement provides for a secured term loan facility (the “Term Facility”) in an aggregate principal amount of $17.0 million (the “Term Loan Commitment”), which was previously funded under the Prior Term Credit Agreement, and an additional $10.0 million tranche available solely at the discretion of MidCap Financial Trust and the lenders, for the purposes agreed to between the Company, the Borrowers and the lenders in advance of the making of loans under such additional tranche. The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $17.0 million (such amount, the “Revolving Loan Commitment”) at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

The Facilities have a maturity date of March 1, 2029 (the “Maturity Date”). Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of December 31, 2023, we had $4.0 million outstanding and $3.3 million of availability under the Prior Revolving Credit Agreement.

The loans and other obligations pursuant to the Credit Agreements will bear interest at a per annum rate equal to the sum of the SOFR Interest Rate, as such term is defined in the Credit Agreements, plus the applicable margin of 6.50% in the case of the Term Credit Agreement, and an applicable margin of 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of December 31, 2023, the effective rate of the Prior Term Credit Agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 14.42%, and the effective rate of the Prior Revolving Credit Agreement was 9.94%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. As of December 31, 2023, we were in compliance with all covenants under the Prior Credit Agreements.

Cash Requirements

We believe that our $5.9 million of cash and cash equivalents as of December 31, 2023, together with amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least March 2025. However, we may require or seek additional capital to fund our future operations and business strategy prior to March 2025. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences or rights that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could further dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights or preferences granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of MidCap under our Credit Agreements and/or ROS and Royalty Opportunities under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

We may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known as of the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to an acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill will affect any measurement of goodwill impairment taken during the measurement period, if applicable. If necessary, purchase price allocation revisions that occur outside of the measurement period are recorded within cost of sales, selling expenses or general and administrative expenses within our consolidated statements of operations depending on the nature of the adjustment.

As of December 31, 2023, our controls designed surrounding the completeness and accuracy of information utilized in determining the open balance sheet fair value of inventory, which includes the establishment of inventory reserves, related to the acquisition of the hardware and biologics business of Surgalign Holdings, Inc. were insufficient and did not operate at an appropriate level of precision. The resulting material weaknesses are described in greater detail under the heading Part II. Item 9A. “Controls and Procedures.”

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method and includes materials, labor and overhead. We calculate an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions about anticipated future demand for products. A significant sustained decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development and introductions that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Our estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Our estimates of anticipated future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. Increases in our inventory reserves result in a corresponding expense, which is recorded to cost of sales. We believe the total reserve at December 31, 2023 is adequate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to Xtant as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Xtant Medical Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Xtant Medical Holdings, Inc. (a Montana corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Opening balance sheet inventory fair values over the acquisition of Surgalign Holdings, Inc.’s Hardware and Biologics business

As described further in Note 3 to the consolidated financial statements, on August 10, 2023 the Company completed the acquisition (the “Transaction”) of the assets of Surgalign Holdings, Inc. (“Surgalign Holdings”), and its subsidiaries previously used in Surgalign Holdings, Inc’s hardware and biologics business, for $5 million in cash consideration. The Transaction was accounted for using the acquisition method of accounting under Accounting Standards Codifications (“ASC”) 805, Business Combinations. The fair values assigned to inventories at the acquisition date were $15,300,000. We identified the determination of saleable inventory quantities on acquisition date, which is a critical input used to determine the fair value of inventory, as a critical audit matter.

The principal considerations for our determination that the fair value of inventories acquired in the Transaction is a critical audit matter are that there are significant judgments, estimates, and assumptions made by management to estimate their fair values. This required a high degree of auditor judgment and increased extent of effort when performing audit procedures to evaluate the reasonableness of the recorded fair values of inventories.

Our audit procedures related to the fair value of inventory recorded in the Transaction included the following, among others.

●	We obtained an understanding and evaluated the design of management’s relevant controls to estimate the fair value of inventory as of the acquisition date.

●	We evaluated the reasonableness of identified inventory items that management determined were not saleable and to which no value was assigned by inspecting subsequent sales of nonsaleable units identified by management.

●	For saleable inventory acquired we performed an independent estimate of the Company’s adjustment to fair value by using actual sales data subsequent to acquisition to estimate future sales demand compared to inventory quantities on hand as of the acquisition date and compared our independent estimate to management’s recorded values.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Minneapolis, Minnesota
April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Xtant Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xtant Medical Holdings, Inc. (the “Company”) as of December 31, 2022 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2011 to 2023.

Denver, Colorado

March 7, 2023

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue
Orthopedic product sales	$91,303	$57,969
Cost of Sales	35,836	25,832
Gross Profit	55,467	32,137

Operating Expenses
General and administrative	25,850	15,462
Sales and marketing	38,439	22,515
Research and development	1,336	915
Total Operating Expenses	65,625	38,892

Loss from Operations	(10,158)	(6,755)

Other Income (Expense)
Interest expense	(2,938)	(1,692)
Interest income	149	31
Unrealized foreign currency translation gain	265	—
Bargain purchase gain	11,694	—
Other expense	(49)	—
Total Other Income (Expense)	9,121	(1,661)

Net Loss from Operations Before Provision for Income Taxes	(1,037)	(8,416)

Benefit (Provision) for Income Taxes Current and Deferred	1,697	(69)

Net Income (Loss)	$660	$(8,485)

Net Income (Loss) Per Share:
Basic	$0.01	$(0.09)
Dilutive	$0.01	$(0.09)
Shares used in the computation:
Basic	119,093,687	94,085,197
Dilutive	126,793,318	94,085,197

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2023	2022
Net Income (Loss)	$660	$(8,485)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	29	—
Comprehensive Income (Loss)	689	(8,485)

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current Assets:
Cash and cash-equivalents	$5,715	$20,298
Restricted cash	208	209
Trade accounts receivable, net of allowance for credit losses of $920 and $515, respectively	20,731	10,853
Inventories	36,885	17,285
Prepaid and other current assets	1,330	673
Total current assets	64,869	49,318
Property and equipment, net	8,692	5,785
Right of use asset, net	1,523	1,380
Goodwill	7,302	3,205
Intangible assets, net	10,085	344
Other assets	141	197
Total Assets	$92,612	$60,229

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,054	$3,490
Accrued liabilities	10,419	5,496
Current portion of lease liability	830	458
Current portion of finance lease obligations	65	62
Line of credit	4,622	3,379
Current portion of long-term debt	—	2,333
Total current liabilities	22,990	15,218
Long-term Liabilities:
Lease liability, net	759	972
Financing lease obligations, net	116	181
Long-term debt, plus premium and less issuance costs	17,167	9,687
Accrued earnout liabilities	210	—
Deferred tax liability	21	—
Total Liabilities	41,263	26,058

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 130,180,031 shares issued and outstanding as of December 31, 2023; 108,874,803 shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	294,330	277,841
Accumulated other comprehensive income	29	—
Accumulated deficit	(243,010)	(243,670)
Total Stockholders’ Equity	51,349	34,171
Total Liabilities & Stockholders’ Equity	$92,612	$60,229

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except number of shares and par value)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Total	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	87,068,980	$—	$266,068	—	$(235,185)	$30,883

Private placement of common stock, net of issuance costs of $436	20,305,429	—	7,681	—	—	7,681
Warrants issued in connection with the private placement	—	—	1,628	—	—	1,628
Common stock issued on vesting of restricted stock units	1,500,394	—	—	—	—	—
Stock-based compensation	—	—	2,464	—	—	2,464
Net loss	—	—	—	—	(8,485)	(8,485)
Balance at December 31, 2022	108,874,803	$—	$277,841	—	$(243,670)	$34,171
Private placement of common stock, net of issuance costs of $175	20,000,000	—	14,011	—	—	14,011
Common stock issued on vesting of restricted stock units	1,536,251	—	—	—	—	—
Withholding on common stock upon vesting of restricted stock units	(231,023)	—	(261)	—	—	(261)
Stock-based compensation	—	—	2,739	—	—	2,739
Foreign currency translation adjustment	—	—	—	29	—	29
Net income	—	—	—	—	660	660
Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net income (loss)	$660	$(8,485)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,174	1,292
Non-cash interest	386	233
Non-cash rent	16	4
Gain on sale of fixed assets	(115)	(93)
Stock-based compensation	2,739	2,464
Provision for reserve on accounts receivable	497	243
Provision for excess and obsolete inventory	357	1,812
Release of deferred tax asset valuation allowance	(1,901)	—
Gain on bargain purchase	(11,694)	—

Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(8,736)	(3,941)
Inventories	(1,886)	(1,152)
Prepaid and other assets	220	261
Accounts payable	2,980	875
Accrued liabilities	3,788	1,146
Net cash used in operating activities	(9,515)	(5,341)

Investing activities:
Purchases of property and equipment	(1,456)	(1,764)
Proceeds from sale of fixed assets	175	205
Acquisition of Surgalign SPV, Inc.	(17,000)	—
Acquisition of Surgalign Holdings, Inc.’s hardware and biologics business, net of cash acquired	(4,503)	—
Acquisition of nanOss Production Operations from RTI Surgical Inc.	(2,000)	—
Net cash used in investing activities	(24,784)	(1,559)

Financing activities:
Borrowings on line of credit	78,219	54,229
Repayments on line of credit	(76,976)	(54,470)
Payments on financing leases	(63)	(50)
Proceeds from issuance of common stock, net of issuance costs	14,011	9,311
Proceeds from issuance of long term debt, net of issuance costs	4,761	—
Payment of taxes from withholding of common stock on vesting of restricted stock units	(261)	—
Net cash provided by financing activities	19,691	9,020

Effect of exchange rate changes on cash and cash equivalents and restricted cash	24	—

Net change in cash and cash equivalents and restricted cash	(14,584)	2,120
Cash and cash equivalents and restricted cash at beginning of year	20,507	18,387
Cash and cash equivalents and restricted cash at end of year	$5,923	$20,507
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$5,715	$20,298
Restricted cash	208	209
Total cash and cash equivalents and restricted cash reported in the consolidated balance sheets	$5,923	$20,507

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Xtant Medical Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, are jointly referred to herein as “Xtant” or the “Company”). The terms “we,” “us” and “our” also refer to Xtant.

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

At December 31, 2023, the Company had cash and cash equivalents and restricted cash of $5.9 million, and an accumulated deficit of $243.0 million and has incurred significant losses from operations in the current and prior periods.

Management’s evaluation of going concern was conducted as part of its discussions with the Xtant Board of Directors’ review of the 2024 Annual Operating Plan. Management believes that our $5.9 million of cash and cash equivalents as of December 31, 2023, together with amounts available under our line of credit, will be sufficient to meet our anticipated cash requirements through at least March 2025.

Investor Rights Agreement

We are party to an Investor Rights Agreement (as amended, the “Investor Rights Agreement”) with ROS Acquisition Offshore (“ROS”) and OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). Under the Investor Rights Agreement, Royalty Opportunities and ROS are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock (the “Ownership Threshold”). If Royalty Opportunities and ROS are unable to maintain the Ownership Threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests. In addition, for so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by Royalty Opportunities and ROS to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1.5 million in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) appoint or remove the chairperson of our Board of Directors; and (viii) make, loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year.

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

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain credit agreements. The December 31, 2023 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Trade Accounts Receivable

Accounts receivable represents amounts due from customers for which revenue has been recognized. Normal terms on trade accounts receivable are net 30 days, and some customers are offered discounts for early pay. The Company performs credit evaluations when considered necessary, but generally does not require collateral to extend credit. The Company applies the practical expedient for contacts with payment terms of one year or less which does not consider the effect of the time value of money.

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

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets include tradenames, customer relationships and patents and include costs to acquire and protect Company patents. Intangible assets are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives.

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

Revenue Recognition

In the United States, the Company generates most of its revenue from independent commissioned sales agents. The Company consigns its orthobiologics products to hospitals and consign or loans its spinal implant sets to independent sales agents. The spinal implant sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. Consigned sets are managed by the sales agent to service hospitals that are high volume users for multiple procedures. The Company ships replacement inventory to independent sales agents to replace the consigned inventory used in surgeries. Loaned sets are returned to the Company’s distribution center, replenished, and made available to sales agents for the next surgical procedure.

For each surgical procedure, the sales agent reports use of the product by the hospital and, as soon as practicable thereafter, ensures that the hospital provides a purchase order to the Company. Revenue is recognized upon utilization of product.

Additionally, the Company sells product directly to domestic and international stocking resellers, original equipment manufacturer resellers and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. The Company recognizes revenue when the control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements, and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions. In the normal course of business, the Company accepts returns of product that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes. Payment terms are generally net 30 days from invoice date and some customers are offered discounts for early pay. The consideration for goods or services reflects any fixed amount stated per the contract and estimates for any variable consideration, such as returns, discounts or rebates, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. For certain sales transactions, we incur GPO fees that are based on a contractual percentage of applicable sales and are treated as consideration payable to a customer and recorded as a reduction of revenue.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31, 2023	Percentage of Total Revenue	Year Ended December 31, 2022	Percentage of Total Revenue
Orthobiologics	$58,605	64%	$47,143	81%
Spinal implant	32,698	36%	10,826	19%
Total revenue	$91,303	100%	$57,969	100%

Research and Development

Research and development costs, which are principally related to internal costs for the development of new products, are expensed as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2023 and 2022, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency of income tax disclosures. The guidance in ASU No. 2023-09 allows for a prospective method of transition, with the option to apply the standard retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not intend to early adopt the standard and is in the process of assessing the impact on its consolidated financial statements and related disclosures.

(2) Acquisition of Coflex and CoFix Product Lines

On February 28, 2023, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Surgalign SPV, Inc. (“Surgalign SPV”), a wholly owned subsidiary of Surgalign Spine Technologies, Inc., (“Seller”), Seller and Surgalign Holdings, Inc., pursuant to which the Company purchased all of the issued and outstanding shares of common stock of Surgalign SPV, which shares constituted all of the outstanding equity of Surgalign SPV, for an aggregate purchase price of $17.0 million in cash (the “Purchase Price”). The closing contemplated by the Equity Purchase Agreement occurred on February 28, 2023 (the “Closing”).

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

In conjunction with the Equity Purchase Agreement, on February 28, 2023, the Company entered into a Transition Services Agreement with Surgalign SVP and Seller, whereby Seller agreed to provide, or cause to be provided, to the Company on and after the effective date of the Equity Purchase Agreement, after giving effect to the Closing, certain transitional services related to the transition of the Coflex Business.

The Company funded the Purchase Price with cash on hand and approximately $5.0 million of indebtedness incurred under our term loan, refer to Note 10, “Debt,” for additional information.

The Company recorded the purchase of this acquisition using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. The table below represents the allocation of the total consideration for Surgalign SPV’s assets and liabilities based on management’s estimates of their respective fair values as of February 28, 2023 (in thousands):

Inventories	$1,589
Equipment	947
Intangible assets	10,940
Net assets acquired	13,476

Goodwill	3,524

Total purchase consideration	$17,000

The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.

The acquisition strengthened the Company’s spine portfolio with the addition of the Coflex Business. Coflex is a differentiated and minimally invasive motion preserving stabilization implant that is FDA PMA-approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. This potential benefit resulted in the Company paying a premium for the acquisition resulting in the recognition of $3.5 million in goodwill. For tax purposes, goodwill is deductible.

(3) Acquisition of Surgalign Holdings, Inc.’s Hardware and Biologics Business

On August 10, 2023, the Company completed the acquisition (the “Transaction”) of the assets of Surgalign Holdings, Inc. (“Surgalign Holdings”), and its subsidiaries used in Surgalign Holding’s hardware and biologics business. The acquired assets included specified inventory, intellectual property and intellectual property rights, contracts, equipment and other personal property, records, the outstanding equity securities of Surgalign Holdings’s international subsidiaries, and intangibles that were related to Surgalign Holding’s hardware and biologics business (collectively, the “Assets”). As part of the Transaction, the Company assumed and certain specified liabilities of Surgalign Holdings (collectively, the “Liabilities”), all pursuant to the Asset Purchase Agreement, dated June 18, 2023, between Surgalign Holdings and us (as amended, the “Asset Purchase Agreement”).

The Transaction was conducted through a process supervised by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) in connection with Surgalign Holdings’ bankruptcy proceedings; and therefore, the Company acquired the Assets with limited representations and warranties. The Bankruptcy Court issued a Sale Order on August 9, 2023 approving and authorizing the Transaction. The Company funded the purchase price of $5.0 million, plus Liabilities, with cash on hand.

The Company recorded the purchase of the Transaction using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. The table below represents the preliminary allocation of the total consideration for Surgalign Holdings’ assets and liabilities based on management’s estimates of their respective fair values as of August 10, 2023 (in thousands):

Cash	$1,087
Accounts receivable	1,627
Inventories	15,300
Prepaids and other current assets	825
Equipment	2,067
Right-of-use asset	576
Accounts payable	(530)
Accrued liabilities	(1,170)
Current portion of lease liability	(238)
Lease liability, less current portion	(338)
Net assets acquired	19,206
Bargain purchase gain	(11,694)
Deferred tax liability	(1,922)

Total purchase consideration	$5,590

The Transaction was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. These values changed from those previously reported in our Form 10-Q for the three and nine months ended September 30, 2023 for adjustments to the valuation related to assumed future cash flows and inventory utilization which ultimately affected values associated with inventories and equipment.

Accounting Standards Codification (“ASC”) 805, Business Combinations, requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration, results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all assets acquired and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Transaction resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $11.7 million and is shown as a gain on bargain purchase on our consolidated statement of operations. Upon completion of our assessment, the Company concluded that recording a gain on bargain purchase was appropriate and required under ASC 805. The bargain purchase was primarily attributable to the Transaction occurring as part of bankruptcy proceedings.

The Company believes that the Transaction will strengthen our growing orthobiologics and spinal fusion device portfolio, while expanding the Company’s commercial footprint with new contracts and distributors.

(4) Acquisition of NanOss Production Operations

On October 23, 2023, the Company acquired the nanOss production operations from RTI Surgical, Inc. (“RTI”) pursuant to an Asset Purchase Agreement dated October 23, 2023 between the Company and RTI (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, the Company acquired certain assets, including equipment and inventory, used in RTI’s synthetic bone graft business and assumed from RTI the lease for the nanOss production facility located in Greenville, North Carolina. The purchase price for the assets was $2 million in cash on hand plus $0.2 million of contingent payments based on future sales of next generation nanOss products. The Company previously acquired nanOss distribution rights and certain nanOss intellectual property with the acquisition of assets related to the biologics and spinal fixation business of Surgalign Holdings, Inc. in August 2023. The potential benefit associated with the improved economics of internal production of nanOss products resulted in the Company paying a premium for the acquisition resulting in the recognition of $0.6 million of goodwill. For tax purposes, goodwill is deductible.

The Company recorded the purchase of this acquisition using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. The table below represents the allocation of the total consideration for certain RTI assets based on management’s estimates of their respective fair values as of October 23, 2023 (in thousands):

Inventories	$1,150
Fixed assets	267
Intangible assets	220
Net assets acquired	1,637

Goodwill	573

Total purchase consideration	$2,210

The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the acquisition of the assets of Surgalign Holdings, Inc., the acquisition of Surgalign SPV, Inc. and the acquisition of nanOss production operations from RTI Surgical, Inc. had been completed as of January 1, 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022
Revenues	$125,950	$139,686
Net income (loss)	9,940	(17,963)

Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the acquisition of the assets of Surgalign Holdings, Inc., the acquisition of Surgalign SPV, Inc. and the acquisition of nanOss production operations from RTI Surgical, Inc. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the transactions had occurred as of January 1, 2022 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

(5) Receivables

The Company’s provision for current expected credit loss is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Balance at January 1	$515	$552
Provision for current expected credit losses	497	243
Write-offs against allowance	(92)	(280)
	$920	$515

(6) Inventories

Inventories consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$7,269	$5,628
Work in process	1,562	798
Finished goods	28,054	10,859
	$36,885	$17,285

(7) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$6,858	$5,598
Computer equipment	1,330	1,043
Computer software	230	230
Leasehold improvements	4,347	4,105
Surgical instruments	14,648	11,266
Assets not yet in service	959	1,507
Total cost	28,372	23,749
Less: accumulated depreciation	(19,680)	(17,964)
	$8,692	$5,785

Depreciation expense related to property and equipment, including property under finance lease, for the years ended December 31, 2023 and 2022 was $1.8 million and $1.2 million, respectively.

(8) Goodwill and Intangible Assets

The results of the Company’s annual goodwill impairment tests for the years ended December 31, 2023 and 2022 indicated that no goodwill impairment existed as of the test date.

The change in the carrying amount of goodwill during the year ended December 31, 2023 included the following (in thousands):

December 31, 2022	$3,205
Goodwill acquired during the year	4,097
December 31, 2023	7,302

The following table sets forth information regarding intangible assets (in thousands):

December 31, 2023:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(672)	$2,105
Customer List	6 years	8,000	(1,111)	6,889
Tradenames	10 years	1,190	(99)	1,091
		$11,967	$(1,882)	$10,085

December 31, 2022:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	15 years	$807	$(463)	$344

Amortization expense was $1.4 million and $0.1 million for the years ended December 31, 2023 and 2022. The following is a summary of estimated future amortization expense for intangible assets as of December 31, 2023 (in thousands):

2024	$1,729
2025	1,727
2026	1,713
2027	1,680
2028	1,679
Thereafter	1,557
Total	$10,085

(9) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Wages/commissions payable	$8,890	$4,464
Other accrued liabilities	1,529	1,032
Accrued liabilities	$10,419	$5,496

(10) Debt

Long-term debt consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Amounts due under the Term Facility	$17,000	$12,000
Accrued end-of-term payments	456	216
Less: unamortized debt issuance costs	(289)	(196)
Less: current maturities	—	(2,333)
Long-term debt, less issuance costs	$17,167	$9,687

On May 6, 2021, the Company, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Credit Agreement”) and Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust, as respective agents (“MidCap”).

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

On August 10, 2023, in connection with the acquisition certain assets and liabilities of Surgalign Holdings, Inc. that were related to Surgalign Holding, Inc.’s hardware and biologics business, the Company entered into a Limited Consent and Amendment No. 4 to Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 4”), which amends the Term Credit Agreement, and a Limited Consent and Amendment No. 4 to Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 4” and, together with Term Amendment No. 4, the “Amendments No. 4”), which amends the Revolving Credit Agreement.

The Amendments No. 4 permits the acquisition certain assets and liabilities of Surgalign Holdings, Inc., as described above, and provide the Company with additional flexibility with respect to holding international subsidiaries. The Amendments No. 4 contain standard covenants regarding holding international subsidiaries. The terms of borrowing under the Credit Agreements otherwise remain unchanged.

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

As of December 31, 2023, the Company had $4.6 million outstanding and $3.4 million of availability under the Revolving Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR rate, as such term is defined in the Credit Agreements, plus 0.11%, plus the applicable margin of 7.00% in the case of the Term Credit Agreement, and 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of December 31, 2023, the effective rate of the Term Facility, inclusive of amortization of debt issuance costs and accretion of the final payment, was 14.88%, and the effective rate of the Revolving Facility was 9.96%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a minimum adjusted EBITDA and a minimum liquidity, in each case at levels specified in the Credit Agreements. As of December 31, 2023, we were in compliance with all covenants under the Credit Agreements.

On March 7, 2024, the Term Credit Agreement was amended and restated to, among other things, extend the maturity date to March 1, 2029. Accordingly, principal amounts outstanding as of December 31, 2023 have been presented as long-term liabilities on our consolidated balance sheet. In addition, an additional $10.0 million tranche, available solely at the discretion of MidCap and the lenders, was added to the Term Credit Agreement and the applicable margin used to determine the per annum interest rate was reduced from 7.00% to 6.50%. The date of certain fees payable in connection with optional prepayments were also reset by the amendment to be determined based on the date the amendment. The Revolving Credit Agreement was also amended and restated on March 7, 2024, to among other things, increase the commitment amount from $8.0 million to $17.0 million. The maturity of the Revolving Credit Agreement was also extended to March 1, 2029. Minimum net product revenue requirements specified in the Credit Agreements were reset and minimum adjusted EBITDA requirements were removed.

(11) Equity

Private Placement

2023 Private Placement

On July 3, 2023, the Company entered into a securities purchase agreement pursuant to which the Company issued an aggregate of 20,000,000 shares of common stock to accredited investors in a private placement at a per share purchase price of $0.75 at a closing held on July 6, 2023. The gross proceeds to the Company from the private placement were $15.0 million, before deducting estimated offering fees and expenses payable by us. We expect to use the $14.0 million net proceeds from the private placement for working capital and other general corporate purposes.

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

The warrants, described in more detail in Note 13, “Warrants,” have an exercise price of $0.48 per share, are subject to customary anti-dilution, but not price protection, adjustments, are immediately exercisable and expire on the five-year anniversary of the First Closing.

(12) Stock-Based Compensation

Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan

On July 26, 2023, our stockholders approved and adopted the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which replaced the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) with respect to future grants of equity awards, although the 2018 Plan continues to govern equity awards granted under the 2018 Plan. The 2023 Plan permits the Board of Directors, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board of Directors may select 2023 Plan participants and determine the nature and amount of awards to be granted. The maximum number of shares of our common stock available for issuance under the 2023 Plan, subject to adjustment pursuant to the terms of the 2023 Plan, is (i) 5,500,000 shares of common stock; (ii) 7,695,812 shares of common stock remaining available for issuance under the 2018 Plan but not subject to outstanding awards under the 2018 Plan as of July 26, 2023; and (iii) up to 6,686,090 shares of common stock subject to awards outstanding under the 2018 Plan as of July 26, 2023 but only to the extent such awards are subsequently forfeited, cancelled, expire, or otherwise terminate without the issuance of such shares of common stock after such date. 9,968,106 shares remained available for grant under the 2023 Plan as of December 31, 2023. Under the 2023 Plan, shares of our common stock related to awards granted under the plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of the shares become available again for grant under the plan.

Total stock-based compensation expense recognized for employees and directors was $2.7 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively, and was recognized as general and administrative expense.

Stock Options

Stock options granted under the 2023 Plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The exercise price of all stock options granted under the 2023 Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The 2023 Plan is administered by the Board. Stock options granted under the 2023 Plan are generally not transferable, vest in installments over the requisite service period, and are exercisable during the stated contractual term of the option only by the optionee.

Stock option activity, including options granted under the 2023 Plan, the 2018 Plan and the prior plan was as follows:

	2023			2022
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	3,360,664	1.51		3,201,666	1.80
Granted	1,602,013	1.16		602,123	0.64
Cancelled or expired	(86,849)	6.58		(443,125)	2.39
Outstanding at December 31	4,875,828	1.31	7.97	3,360,664	1.51	8.19
Exercisable at December 31	2,116,957	1.51	6.93	1,314,560	2.03	7.67

As of December 31, 2023, total compensation expense related to unvested employee stock options not yet recognized was $2.4 million, which is expected to be allocated to expenses over a weighted-average period of 2.6 years. The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $0.99 and $0.55, respectively. The aggregated intrinsic value of options exercisable at December 31, 2023 was $0.1 million. The estimated fair value of stock options granted is determined using the Black-Scholes-Merton method applied to individual grants. Key assumptions used to estimate the fair value of stock awards are as follows:

	Year Ended December 31,
	2023	2022
Risk free interest rate	4.3%	3.5%
Dividend yield	0%	0%
Expected term	6.2 years	6.3 years
Expected volatility	111%	112%

Deferred Stock Units and Restricted Stock Units

Under our non-employee director compensation program, non-employee directors may elect to receive restricted stock units, or RSUs, or deferred stock units, or DSUs, in lieu of all or a portion of the annual cash retainers payable to such director. Each RSU or DSU represents the right to receive one share of our common stock. Deferred stock unit and restricted stock unit activity for awards granted under the 2023 Plan and 2018 Plan was as follows:

	2023		2022
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	3,612,433	0.88	2,970,104	1.39
Granted	1,942,614	1.15	2,461,528	0.55
Vested	(1,536,251)	0.90	(1,500,394)	1.26
Cancelled	(494,121)	0.54	(318,805)	1.32
Outstanding at December 31	3,524,675	1.07	3,612,433	0.88

Total compensation expense related to unvested deferred stock units and restricted stock units not yet recognized was $3.0 million as of December 31, 2023, which is expected to be allocated to expenses over a weighted-average period of 2.1 years.

(13) Warrants

As noted in Note 11, “Equity,” on August 25, 2022, the Company issued warrants to purchase approximately 3.5 million shares of common stock. The Warrants meet all the requirements to be classified as equity awards in accordance with ASC 815-40. The number of shares of Company common stock issuable upon exercise of the Warrants is subject to standard and customary anti-dilution provisions for stock splits, stock dividends, or similar transactions. In addition, the Warrants include a buy-out right whereby the holders of such warrants may put the warrants back to the Company or its successor in the event of a purchase, tender or exchange offer accepted by 50% or more of the Company’s holders of common stock and not approved by the Company’s board of directors. The buy-out amount is equal to the Black-Scholes value of the warrants on the date the triggering transaction is consummated based on certain inputs as defined in the Warrant agreement. The consideration to be paid if the buy-out provision is triggered shall be in the same type or form of consideration that is being offered and paid to the holders of Company common stock in connection with the triggering transaction.

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

The following table summarizes our warrant activities for the years ended December 31, 2023 and 2022:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2022	7,111,112	2.29
Issued	5,076,358	0.48
Outstanding as of December 31, 2022	12,187,470	1.53
Issued	—	0.00
Outstanding as of December 31, 2023	12,187,470	1.53

As of December 31, 2023, the weighted average remaining contractual term of outstanding warrants was 2.8 years.

(14) Commitments and Contingencies

Operating Leases

We currently lease various office facilities. These leases are under non-cancelable operating lease agreements with expiration dates in 2025 and 2026. We have the option to extend certain leases to five or ten-year term(s) and we have the right of first refusal on any sale.

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

As of December 31, 2023, the weighted-average remaining lease term was 2.0 years. Lease expense related to operating leases was $0.7 million and $0.6 million for the years ended December 31, 2023 and 2022. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, during the year ended December 31, 2023, the Company estimates the weighted-average discount rate for its operating leases to be between 5.64% and 12.46% to discount future cash flows to present value based on the incremental borrowing rate.

Future minimum payments as of December 31, 2023 under these long-term operating leases are as follows (in thousands):

2024	$918
2025	680
2026	119
Total future minimum lease payments	1,717
Less: amount representing interest	(128)
Present value of obligations under operating leases	1,589
Less: current portion	(830)
Long-term operating lease obligations	$759

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

(15) Income Taxes

The Company’s (benefit) provision for income taxes differs from applying the statutory U.S. Federal income tax rate to income before taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of income (loss) before (benefit) provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
United States	$(1,099)	$(8,416)
Foreign	$62	$—
Total	$(1,037)	$(8,416)

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	93	69
Foreign	111	—
Total current	204	69

Deferred:
Federal	(1,422)	—
State	(479)	—
Total deferred	(1,901)	—

Total (benefit) provision for income taxes	$(1,697)	$69

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 21% to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Statutory Federal tax rate	$(218)	$(1,767)
Valuation allowance	501	1,510
State income taxes, net of Federal benefit	(764)	(323)
Bargain purchase gain	(2,456)	—
Permanent differences	403	—
Change in state income tax rate	242	(22)
Stock compensation adjustment and other reconciling items	275	640
Nondeductible executive compensation	320	31

Total (benefit) provision for income taxes	$(1,697)	$69

Deferred tax components are as follows (in thousands):

	At December 31,
	2023	2022
Deferred tax assets:
Accrued liability for vacation	$160	$78
Accrued commissions and bonuses / compensation	641	320
Accrued contingencies	29	55
Amortization	358	22
Bad debt reserve	242	139
Capitalized R&D expenses	567	287
Charitable contributions carryforward	15	15
Lease liability	371	385
Interest expense	3,027	2,391
Inventory reserve	1,661	3,059
Net operating loss carryovers	18,626	13,721
Stock option compensation	730	677
UNICAP	44	76
Other	100	55
Total deferred tax assets	26,571	21,280

Deferred tax liabilities:
Depreciation	(448)	(62)
Right of use asset	(306)	(372)
Prepaids	(51)	(56)
Total deferred tax liabilities	(805)	(490)

Valuation allowance	(25,787)	(20,790)

Net deferred tax liabilities	$(21)	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $5.0 million in 2023 and by $1.5 million in 2022.

At December 31, 2023 and 2022, the Company had total domestic Federal, state and foreign net operating loss carryovers of approximately $54.3 million, $57.4 million and $16.1 million, respectively. Federal net operating losses generated prior to 2018 and State net operating loss carryovers expire at various dates between 2024 and 2043. Federal net operating losses generated after 2017 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. Foreign net operating losses begin expiring in 2026.

The Company has completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2019. Based upon this study, the Company determined that an ownership change occurred during 2018. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The 2021 through 2023 tax years remain open to examination by the Internal Revenue Service and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire. Foreign tax years remain open from 2019 to 2023.

As of December 31, 2023, we have no unrecognized tax benefits in long-term liabilities.

The Company did not recognize any material interest or penalties related to income taxes for the years ended December 31, 2023 and 2022.

(16) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net income (loss) per share was the same as basic net income (loss) per share for the year ended December 31, 2022, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net loss incurred for the period.

The table below sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$660	$(8,485)
Denominator:
Basic – weighted average shares outstanding	119,093,687	94,085,197
Effect of dilutive securities:
Employee restricted stock units	2,447,519	—
Warrants	5,252,112	—
Diluted – weighted average shares outstanding	126,793,318	94,085,197
Basic earnings per share	0.01	(0.09)
Diluted earnings per share	0.01	(0.09)

For the years ended December 31, 2023 and 2022, 9,363,668 and 19,160,567 stock options, restricted stock units and warrants were excluded for the diluted earnings per share calculation as they were anti-dilutive.

(17) Employee Benefit Plans

The Company has a 401(k) plan for our employees. The 401(k) plan is a defined contribution plan covering substantially all of our employees. Employees are eligible to participate in the plan on the first day of any month after starting employment. Employees are allowed to contribute a percentage of their wages to the 401(k) plan, subject to statutorily prescribed limits and are subject to a discretionary employer match of 100% of their wage deferrals not in excess of 4% of their wages. The Company contributed $0.5 million and $0.4 million as part of the employer match program for the years ended December 31, 2023 and 2022, respectively.

(18) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid during the period for:
Interest	$2,552	$1,454
Non-cash activities:
Fixed assets acquired under finance lease	$—	$159
Revaluation of lease liability and right of use asset	$—	$234
Operating lease liabilities arising from obtaining right-of-use assets	$260	$—

(19) Related Party Transactions

As described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies,” we are party to an Investor Rights Agreement and Registration Rights Agreement with Royalty Opportunities and ROS. Transactions between the Company and Royalty Opportunities and ROS are conducted under the provisions of the Investor Rights Agreement and the Registration Rights Agreement, as noted above.

All related party transactions are reviewed and approved by the Audit Committee or the disinterested members of the full Board.

(20) Segment and Geographic Information

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

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 94% and 99% of revenue was in the United States for the years ended December 31, 2023 and 2022, respectively. Total revenue by major geographic area is as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$85,862	$57,162
Rest of World	5,441	807
Total	$91,303	$57,969

(21) Immaterial Correction to Prior Period Financial Statements

Prior to fourth quarter of 2023, the Company recognized GPO fees in sales and marketing expense based on interpretation of accounting guidance instead of recognizing as a reduction to revenue.

The Company considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on evaluation of the misstatements on an individual and aggregate basis, the Company concluded the prior period misstatements were immaterial to its previously issued consolidated financial statements. As such, the Company has elected to correct the identified misstatement prospectively within the current consolidated financial statements and not to revise prior period financial statements.

The correction of the misstatement would have resulted in a decrease to revenue and a decrease to sales and marketing expense of $1.0 million for the year ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On August 15, 2023, our Audit Committee appointed Grant Thornton LLP as the Company’s independent registered public accounting firm. The Company’s financial statements had previously been audited by Plante & Moran, PLLC.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, and because of the material weaknesses in our control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective. Additional information regarding the material weaknesses that existed as of December 31, 2023 is set forth below. Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Inherent Limitations on Effectiveness of Controls

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

Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2023, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting, which constituted two material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, our controls surrounding the completeness and accuracy of information utilized in determining the open balance sheet fair value of inventory, which includes the establishment of inventory reserves, related to the acquisition of the hardware and biologics business of Surgalign Holdings, Inc. were insufficient and did not operate at an appropriate level of precision. Our review of certain data and assumptions utilized in our valuation of opening balance sheet inventory failed to identify inconsistent assumptions related to inventory utilization and inventory costing. This constituted a material weakness. In addition to the foregoing material weakness, due to insufficient time and resources, we did not appropriately design, implement and execute sufficient controls and procedures to verify the existence of inventory on consignment that was acquired in connection with our acquisitions of Surgalign SPV, Inc. and the hardware and biologics business of Surgalign Holdings, Inc. during the year ended December 31, 2023, resulting in a second material weakness.

The material weaknesses described above, if not remediated, could result in a material misstatement of one or more disclosures in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Remediation Plan and Status

Our management, under the oversight of the Audit Committee of the Board of Directors, is implementing measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The remediation actions we are taking, and expect to take, include the following:

●

Precision of Controls Related to Completeness and Accuracy of Information Utilized in Determining the Opening Balance Sheet Fair Value of Inventory. Management has identified and corrected the inputs and assumptions utilized in the valuation of opening balance sheet inventory and believes that the consolidated balance sheet as of December 31, 2023 fairly presents in all material respects the acquired inventory in conformity with accounting principles generally accepted in the United States of America. To prevent similar occurrences in the future, we plan to add additional accounting personnel to allow for more robust review of nonrecurring, complex transactions. We expect to have additional headcount in place by end of fiscal 2024. Additionally, if necessary, we may utilize external accounting resources to review future valuations of acquired inventory.

●

Insufficient Procedures to Confirm the Existence of Acquired Consigned Inventory. Prior to the issuance of the consolidated financial statements contained in this report, management conducted certain procedures to confirm the existence of its consigned inventory as of December 31, 2023 that was acquired during the year then ended. Beginning in the first quarter of 2024, we began subjecting our acquired consigned inventory to our ongoing inventory field audits, with the goal of verifying all consigned inventory acquired during the year ended December 31, 2024. We expect this process to be completed by the end of fiscal 2024.

As management continues to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the material weaknesses. However, we cannot provide assurance that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses or avoid potential future material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal control over financial reporting based upon the framework Internal Control - Integrated Framework (2013) as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of our internal control over financial reporting as of December 31, 2023 excluded the internal control activities of Surgalign SPV, Inc., the hardware and biologics business of Surgalign Holdings, Inc. and the nanOss production operations from RTI Surgical, Inc., which we acquired on February 28, 2023, August 10, 2023 and October 23, 2023, respectively.

Based on that evaluation and the foregoing, management concluded that due to the two material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2023.

Attestation Report of Independent Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than changes implemented to integrate the internal controls of Surgalign SPV, Inc. and the internal controls of the hardware and biologics business of Surgalign Holdings, Inc. with our internal controls.

Item 9B. Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth certain information concerning our current directors and executive officers as of March 25, 2024. No family relationships exist among our directors or executive officers. We sometimes refer to the Board of Directors of Xtant as the “Board.”

Name	Age	Position	Director/Officer Since
Stavros G. Vizirgianakis(3)	53	Chair of the Board and Director	2022
Sean E. Browne	58	President and Chief Executive Officer and Director	2019
John K. Bakewell(1)(3)	62	Director	2018
Jonn R. Beeson(2)(3)	55	Director	2023
Robert E. McNamara(1)(2)	67	Director	2018
Lori D. Mitchell-Keller(1)(2)	57	Director	2023
Kevin D. Brandt	58	Chief Commercial Officer	2018
Scott C. Neils	40	Chief Financial Officer	2022
Mark A. Schallenberger	38	Chief Operations Officer	2023

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

The business experience of each director and executive officer is summarized below.

Stavros G. Vizirgianakis has served as a member of our Board since August 2022. Mr. Vizirgianakis was elected to the Board in connection with our private placement in August 2022. Mr. Vizirgianakis is the former Chief Executive Officer of Misonix, Inc., a medical device company that Bioventus Inc. acquired in 2021. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis served as the President and Chief Executive Officer of Misonix from September 2016 through October 2021. Mr. Vizirgianakis currently serves on the board of Medinotec, Inc. (OTCQX: MDNC), a medical device company. He also served on the board of Bioventus Inc. and Tenaxis Medical and is a strategic investor and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a Degree in Commerce from the University of South Africa. Mr. Vizirgianakis’s extensive experience as a senior executive of a publicly traded medical technology company, as well as his experience serving on the board of directors of other companies contributes valuable experience to our Board.

Sean E. Browne has served as our President and Chief Executive Officer since October 2019 and as a member of our Board since October 2019. Prior to this, Mr. Browne served as Chief Revenue Officer of CCS Medical, Inc., a provider of home delivery medical supplies, from September 2014 to June 2019. Prior to CCS Medical, Mr. Browne served as Chief Operating Officer of The Kini Group, an integrated cloud-based software analytics and advisory firm, from March 2013 to August 2014. From November 2007 to March 2016, Mr. Browne served as President and Chief Executive Officer and a director of Neuro Resource Group, a venture start-up medical device company that was sold to a strategic buyer. In other roles, Mr. Browne served as President, Miltex Surgical Instrument Division for Integra LifeSciences Holdings Corporation, a publicly held medical device company that acquired Miltex Holdings, Inc. Mr. Browne served as Vice President, Sales and Marketing of Esurg.com, an e commerce company serving physician and ambulatory surgery markets. Prior to Esurg.com, Mr. Browne served as Senior Vice President, Health Systems Division of McKesson Corporation, a drug company, and prior to McKesson, served in various positions with increasing responsibility at Baxter Healthcare. Mr. Browne holds a Master of Business Administration from the Kellogg School of Management at Northwestern University and a Bachelor of Science degree, with a major in Finance and minor in Statistics, from Boston University. We believe that Mr. Browne’s day-to-day operations experience as a result of his role as our President and Chief Executive Officer enable him to make valuable contributions to the Board of Directors. In addition, in his role as President and Chief Executive Officer, Mr. Browne provides unique insight into our business strategies, opportunities and challenges, and serves as the unifying element between the leadership and strategic direction provided by the Board of Directors and the implementation of our business strategies by management.

John K. Bakewell has served as a member of our Board since February 2018. He was initially elected to the Board in connection with our restructuring in February 2018. Mr. Bakewell is a strategic executive with more than 30 years of experience in senior executive roles and as a board member of several medical technology companies. He currently serves on the board of directors of Treace Medical Concepts, Inc. (NASDAQ: TMCI) and Neuronetics, Inc. (NASDAQ: STIM), both public medical device companies. Mr. Bakewell most recently held the position of Chief Financial Officer of Exact Sciences Corporation (NASDAQ: EXAS), a molecular diagnostics company, and previously Chief Financial Officer of Lantheus Holdings, Inc. (NASDAQ: LNTH), a diagnostic medical imaging company. Mr. Bakewell has also served in Chief Financial Officer positions at Interline Brands, Inc., RegionalCare Hospital Partners, Wright Medical Group, Inc., which was acquired by Stryker Corporation (NYSE: SYK) in November 2020, Cyberonics, Inc., now part of LivaNova PLC (NASDAQ: LIVN), Altra Energy Technologies, Inc. and ZEOS International, Ltd. He began his career in the public accounting profession, serving seven years, collectively, with Ernst & Young and KPMG Peat Marwick. Mr. Bakewell previously served on the board of directors of Entellus Medical, Inc., a public ENT-focused medical device company, until its acquisition by Stryker Corp.; ev3 Inc., a public endovascular medical device company, until its acquisition by Covidien plc; and Corindus Vascular Robotics, Inc., a public cardiovascular robotics medical technology company and now a Siemens Healthineers company. Mr. Bakewell holds a Bachelor of Arts in Accounting from the University of Northern Iowa and is a certified public accountant (current status inactive). Mr. Bakewell’s financial expertise and extensive managerial experience as a senior executive of several publicly traded medical technology companies, as well as his experience serving on the board of directors of other companies contributes valuable experience to our Board.

Jonn R. Beeson has served as a member of our Board since May 1, 2023. Mr. Beeson is a partner with Jones Day, a global law firm, and has been practicing corporate law since 1996. His practice focuses on mergers and acquisitions, divestitures, takeovers, capital raising, securities transactions, corporate governance and stockholder activism matters. Mr. Beeson represents a variety of corporate clients and is most active in the life sciences, technology and software industries, with significant experience working with a wide range of medical device companies. Mr. Beeson holds a Bachelor of Science degree from the University of California, Irvine, and a Juris Doctor from the University of Pennsylvania. Mr. Beeson’s extensive experience in mergers and acquisitions, corporate governance matters and working with medical device companies contributes valuable experience to our Board.

Robert E. McNamara has served as a member of our Board since February 2018. He has over 25 years experience in the medical device industry. Mr. McNamara was initially elected to the Board in connection with our restructuring in February 2018. He also serves as Audit Committee Chairman of Axonics, Inc. (AXNX) and as Audit Committee Chairman and member of the Nominating and Governance Committee of AVITA Medical, Inc. (RCEL). From January 2013 to July 2016, Mr. McNamara served as Executive Vice President and from April 2012 to July 2016 as the Chief Financial Officer for LDR Holding Corporation, a publicly held medical device (spinal implants) company acquired by Zimmer Biomet Holdings, Inc. In addition, Mr. McNamara has previously served as the Senior Vice President and Chief Financial Officer for publicly traded medical device companies including Accuray Inc., a stereotactic radiation company focused on treating cancer using AI robotics, Somnus Medical Technologies Inc., a RF energy company focused on treating upper airway breathing disorders, and Target Therapeutics, Inc., a minimally invasive catheter and device company treating vascular diseases of the brain. Mr. McNamara has been a member of the board of directors of Northstar Neurosciences Inc. and is the former Mayor of Menlo Park, California. Mr. McNamara began his career in public accounting and is a certified public accountant (current status inactive). Mr. McNamara holds a Bachelor of Science in Accounting from the University of San Francisco and a Master of Business Administration in Finance from The Wharton School at the University of Pennsylvania. Mr. McNamara brings valuable finance and accounting experience in the medical device industry to the Board.

Lori D. Mitchell-Keller has served as a member of our Board since May 16, 2023. Ms. Mitchell-Keller has over 30 years of experience in the software, consumer goods, wholesale distribution and retail industries, including more than 15 years focused on market strategy and market development. From May 2020 to November 2022, she served as Vice President and Global General Manager, Industry Solutions, at Google Cloud, a company offering a suite of cloud computing services. From June 2018 to May 2020, Ms. Mitchell-Keller served as the President and Global General Manager, SAP Industries, at SAP Labs, LLC, a software company, where she previously served in several other roles since 2007, including EVP and Global General Manager, Consumer Industries; SVP and Global Head, Retail Industry Business Unit; SVP, LoB Solution Management Idea-to-Delivery; SVP, Suite Solution Management, Supply Chain, Product Lifecycle Management and Manufacturing; and SVP, Business Suite Applications. Prior to SAP, Ms. Mitchell-Keller held a variety of executive positions at Manugistics, a software company, and Baxter/Allegiance Healthcare. Ms. Mitchell-Keller currently serves as a member of the board of directors of Mitratech, a software company; Madison House Autism Foundation and The Neighborhood Of Maryland, Inc. She previously served on the boards of directors of the Food Marketing Institute and the National Retail Federation. Ms. Mitchell-Keller holds a Master of Business Administration in Management/Strategy and Marketing from the J.L. Kellogg Graduate School of Management at Northwestern University, a Master of Science in Operations Research from Stanford University, and a Bachelor of Science in Industrial Engineering from Iowa State University. Ms. Mitchell-Keller brings valuable market strategy, market development, operations and supply chain management experience to the Board.

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

Scott C. Neils has served as our Chief Financial Officer since June 2022 and prior to that served as our Interim Chief Financial Officer from January 2022 to June 2022 and as our Controller from August 2019 until January 2022. Mr. Neils’ has over 15 years of experience focused on public accounting and corporate finance. In this role, Mr. Neils gained extensive experience managing our finance and accounting functions. Prior to joining Xtant, Mr. Neils served as Audit Senior Manager at Baker Tilly US, LLP (formerly Baker Tilly Virchow Krause, LLP), an advisory, tax and assurance firm, from November 2015 to August 2019. Prior to that position, Mr. Neils was at Grant Thornton LLP, an accounting and advisory organization, from September 2007 to November 2015, most recently as Audit Manager. Mr. Neils is a Certified Public Accountant. He holds a Bachelor of Science in Business in Accounting and a Master of Accountancy from the Carlson School of Management at the University of Minnesota.

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

Controlled Company Status

Because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by OrbiMed Advisors LLC, we are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. As such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent directors, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. We currently maintain a Board of Directors with a majority of independent directors and a compensation committee and nominating and corporate governance committee composed entirely of independent directors.

Investor Rights Agreement

We are party to an Investor Rights Agreement with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC. Under the Investor Rights Agreement, as amended, Royalty Opportunities and ROS are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If Royalty Opportunities and ROS are unable to maintain the Ownership Threshold, as defined in the Investor Rights Agreement, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests. For so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by Royalty Opportunities and ROS to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) appoint or remove the chairperson of our Board of Directors; and (viii) make, loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year.

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

Royalty Opportunities and ROS collectively beneficially own approximately 56.2% of our common stock.

Director Independence

The Board has affirmatively determined that John K. Bakewell, Jonn R. Beeson, Robert E. McNamara, Lori D. Mitchell-Keller and Stavros G. Vizirgianakis are “independent directors,” as defined under the independence standards of the NYSE American.

Board Leadership Structure

Under the terms of the Investor Rights Agreement, Royalty Opportunities and ROS have the right to designate the Chair of the Board. However, following waiver of this provision by Royalty Opportunities and ROS, Stavros G. Vizirgianakis was appointed Chair of the Board in August 2022 in connection with our private placement. Accordingly, Mr. Vizirgianakis serves as Chair of the Board. Sean E. Browne serves as our President and Chief Executive Officer. We believe this leadership structure is in the best interests of the Company and our stockholders and strikes the appropriate balance between the Chief Executive Officer’s responsibility for the strategic direction, day-to-day leadership, and performance of the Company and the Chair of the Board’s responsibility to guide the overall strategic direction of the Company, provide oversight of our corporate governance and guidance to our Chief Executive Officer, and to set the agenda for and preside over Board meetings. We recognize that different leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe that we are currently well-served by this leadership structure.

In connection with our August 2022 private placement, we entered into an agreement with Stavros G. Vizirgianakis, as the lead investor of the private placement, pursuant to which we agreed to provide Mr. Vizirgianakis certain director nomination rights. Pursuant to the terms of the agreement, we agreed to and expanded the size of the Board by one position and elected Mr. Vizirgianakis as a director to fill the vacancy created as a result of the increase, effective upon completion of the closing of the first tranche of securities in the private placement. In addition, we agreed to and elected Mr. Vizirgianakis as Chair of the Board, effective upon completion of the first closing. The director nomination rights set forth in the agreement will terminate on the earlier of (i) the date on which Mr. Vizirgianakis ceases to hold at least 75% of the shares of our common stock purchased by him in the private placement; (ii) October 7, 2024; or (iii) upon written notice of Mr. Vizirgianakis to the Company.

Board Committees

We currently maintain three Board committees, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee was formed on May 1, 2023.

The table below summarizes the current membership of each of our three standing board committees as of March 25, 2024.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
John K. Bakewell	Chair		●
Jonn R. Beeson		●	Chair
Sean E. Browne
Robert E. McNamara	●	Chair
Lori D. Mitchell-Keller	●	●
Stavros G. Vizirgianakis			●

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

The Audit Committee currently consists of Mr. Bakewell (Chair), Mr. McNamara and Ms. Mitchell-Keller. From January 2023 and until May 2023, the Audit Committee consisted of Mr. Bakewell (Chair) and Mr. McNamara. The Audit Committee met five times during fiscal 2023. Under the NYSE American listing standards, all Audit Committee members must be independent directors and meet heightened independence requirements under the federal securities laws. In addition, all Audit Committee members must be financially literate, and at least one member must be financially sophisticated. Further, under SEC rules, the Board must determine whether at least one member of the Audit Committee is an “audit committee financial expert,” as defined by the SEC’s rules. The Board has determined that Mr. Bakewell, Mr. McNamara and Ms. Mitchell-Keller are independent and financially literate and that Mr. Bakewell and Mr. McNamara are financially sophisticated and qualify as “audit committee financial experts” in accordance with the applicable rules and regulations of the SEC.

Compensation Committee

The organization and responsibilities of the Compensation Committee are set forth in its charter, which is posted on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”). The primary purposes of the Compensation Committee include:

●	recommending to the Board all compensation for the Company’s Chief Executive Officer and approving all compensation for the Company’s other executive officers;

●	administering the Company’s equity-based compensation plans;

●	reviewing, assessing, and approving overall strategies for attracting, developing, retaining, and motivating Company management and employees;

●	overseeing the development and implementation of succession plans for the Chief Executive Officer and other key executive officers and employees;

●	reviewing, assessing, and approving overall compensation structure on an annual basis; and

●	recommending and leading a process for the determination of non-employee director compensation.

The Compensation Committee currently consists of Mr. McNamara (Chair), Mr. Beeson and Ms. Mitchell-Keller. From January 2023 and until May 2023, the Compensation Committee consisted of Mr. McNamara (Chair) and Michael J. Eggenberg and Matthew S. Rizzo, both former directors. The Compensation Committee met five times during fiscal 2023. The Board has determined that each of Mr. McNamara, Mr. Beeson and Ms. Mitchell-Keller satisfies the heightened independence criteria for compensation committee members under the NYSE American listing standards. In addition, each Compensation Committee member is a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

As described above, the Compensation Committee is responsible for recommending to the Board all compensation for the Company’s Chief Executive Officer and approving all compensation for the Company’s other executive officers. Although the Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee, it has not done so. The Company’s Chief Executive Officer provides his recommendations to the Compensation Committee regarding compensation to be paid to the executive officers and bonus plan performance objectives and goals. The Compensation Committee may engage and obtain advice and assistance from outside advisors as it deems necessary to carry out its duties. In 2023, the Compensation Committee engaged Mercer (US) Inc. to serve as its independent compensation consultant and to assist with the assessment of our executive and non-employee director compensation programs. Mercer (US) Inc. does not provide any services to the Company unrelated to executive or director compensation.

Nominating and Corporate Governance Committee

The organization and responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, which is posted on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”). The primary purposes of the Nominating and Corporate Governance Committee include:

●	identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board director nominees for election at each annual meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board; and

●	developing and recommending to the Board a set of corporate governance guidelines and overseeing corporate governance issues.

The Nominating and Corporate Governance Committee consists of Mr. Beeson (Chair), Mr. Bakewell and Mr. Vizirgianakis. The Nominating and Corporate Governance Committee met three times during fiscal 2023. The Board has determined that Mr. Beeson, Mr. Bakewell and Mr. Vizirgianakis are independent directors under the NYSE American listing standards.

In connection with its primary responsibilities set forth above, the Nominating and Corporate Governance Committee is responsible for developing and overseeing an orientation process for new directors and to review our policies and programs with respect to the continuing education of directors. Accordingly, the Nominating and Corporate Governance Committee has adopted a new director orientation process, pursuant to which new directors will be provided with access to information about the Company to assist the director in better understanding the business as well as the responsibilities and culture of the Board and its committees. New directors will be provided with suggested reading materials, an initial orientation session, follow-up one-on-one meetings, and sponsorship by an existing director. The Nominating and Corporate Governance Committee has additionally adopted a director education reimbursement policy to encourage existing directors to seek additional education opportunities regarding corporate governance and other subject matters relevant to their service.

Director Nomination Process

Until the creation of a Nominating and Corporate Governance Committee in May 2023, the Board oversaw our director nomination process. In identifying and evaluating candidates for membership on the Board, the Board took into account all factors it considered appropriate, including strength of character, mature judgment, career specialization, relevant technical skills, diversity (including, but not limited to, gender, race, ethnicity, age, experience, and skills), and the extent to which the candidate would fill a present need on the Board. Pursuant to its charter, the Nominating and Corporate Governance Committee, in evaluating candidates for nomination to the Board, will take into account the independence and other requirements, applicable pursuant to law, SEC rules, the requirements of any stock exchange on which securities of the Company are listed, or otherwise. At a minimum, the Nominating and Corporate Governance Committee will consider (i) whether each such nominee has demonstrated, by significant accomplishment in such nominee’s field, an ability to make a meaningful contribution to the Board’s oversight of the business and affairs of the Company and (ii) the nominee’s reputation for honesty and ethical conduct in such nominee’s personal and professional activities. Additional factors which the Nominating and Corporate Governance Committee may consider include a candidate’s judgment, skill, objectivity, independence, leadership, integrity, diversity, business or other experience, financial or other expertise, time availability in light of other commitments and conflicts of interest. The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders and others, as it deems appropriate. In considering candidates submitted by stockholders, the Nominating and Corporate Governance Committee will take into consideration the needs of the Board and the qualifications of the candidate. We do not have a formal diversity policy for directors.

The Nominating and Corporate Governance Committee identifies, and prior to the creation of the Nominating and Corporate Governance Committee, the Board identified, director candidates based on input provided by a number of sources, including Board members, stockholders, management, and third parties. For example, Mr. Beeson, who was appointed to the Board effective as of May 1, 2023, was identified by another member of the Board, and Ms. Mitchell-Keller, who was appointed to the Board effective as of May 16, 2023, was identified by a member of management. The Nominating and Corporate Governance Committee does not distinguish between nominees recommended by our stockholders and those recommended by other parties. Any stockholder recommendation must be sent to our Corporate Secretary at Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, Montana 59714, and must include certain information concerning the nominee as specified in our Bylaws.

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

Executive Compensation

Overview

This section describes the compensation of the executive officers named in the Summary Compensation Table below, which individuals consist of our President and Chief Executive Officer and the two most highly compensated executive officers for the year ended December 31, 2023:

●	Sean E. Browne, our President and Chief Executive Officer and principal executive officer (CEO or PEO);

●	Kevin D. Brandt, our Chief Commercial Officer; and

●	Mark Schallenberger, our Chief Operations Officer.

These executive officers are collectively referred to as our named executive officers.

When reading this Executive Compensation Overview, please note we are a small reporting company and are not required to provide a “Compensation Discussion and Analysis” of the type required by Item 402 of SEC Regulation S-K. This Overview is intended to supplement the SEC-required disclosure, which is included in this section, and it is not a Compensation Discussion and Analysis.

Compensation Philosophy

We generally target executive compensation at the 50th percentile of our peer group as discussed below.

Use of Market Data

We strive to compensate our executive officers competitively relative to other companies that are similar to us primarily from an industry, revenue and revenue growth perspective. To ensure reasonableness and competitiveness of our executive compensation packages relative to our peer companies, the Compensation Committee evaluates our peer group with the aid of our independent compensation consultant and with input from management. Our current peer group is as follows.

Anika Therapeutics, Inc.	AxoGen, Inc.	IRadimed Corporation
NeuroPace, Inc.	OrthoPediatrics Corp.	Pulmonx Corporation
Rockwell Medical, Inc.	Sanara MedTech Inc.	SI-BONE, Inc.
Sientra, Inc.	Sight Sciences, Inc.	Silk Road Medical, Inc.
Surmodics, Inc.	TELA Bio, Inc.	Treace Medical Concepts, Inc.
Zynex, Inc.

Data from this peer group, therefore, is considered in the compensation benchmarking process as one input in helping us determine appropriate pay levels.

Use of Consultants

The Compensation Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities, and prior to doing so, assesses the independence of such experts and advisors from management. The Compensation Committee retained Mercer (US) Inc. in August 2023 and updated its executive officer and non-employee director compensation analyses shortly thereafter. Mercer (US) Inc. did not provide any services to our company other than those for which it was retained by the Compensation Committee.

Elements of Our Executive Compensation Program

During 2023, our executive compensation program consisted of several key elements, which are described in the table below, along with the key characteristics of, and the purpose for, each element and key 2023 changes.

Element	Key Characteristics	Purpose	Key 2023 Changes
Base Salary (Fixed, Cash)	A fixed amount, paid in cash periodically throughout the year and reviewed annually and, if appropriate, adjusted.	Provides a source of fixed income that is market competitive and reflects scope and responsibility of the position held.	No changes, except establishing an initial base salary of $400,000 for Mr. Schallenberger.

Short-Term Incentive (STI) (Variable, Cash)	A variable, short-term, discretionary element of compensation that is payable in cash based on achievement of key pre-established annual corporate objectives.	Motivates and rewards our executives for achievement of annual corporate objectives.

No changes to target bonus percentages, except establishing a target bonus percentage at 50% for Mr. Schallenberger.

The pre-established corporate objectives for the 2023 STI plan were Xtant revenue (64% weighting), Coflex revenue (11% weighting), total revenue (15% weighting), gross margin (5% weighting) and adjusted EBITDA (5% weighting).

Achievement was determined to be at 110.76% of target.

Long-Term Incentives (LTI) (Variable, Equity-Based Awards)	A variable, long-term element of compensation that is provided in the form of time-vested stock option awards and restricted stock unit awards.	Aligns the interests of our executives with our stockholders; encourages our executives to focus on our long-term performance; promotes retention; and encourages significant stock ownership.	Our named executive officers received stock option awards, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting in 12 quarterly installments thereafter, and restricted stock unit awards vesting annually over four years.

Retirement Benefits	A defined contribution retirement plan with a discretionary company match.	Provides an opportunity for employees to save and prepare financially for retirement.	No changes.

Summary Compensation Table

The table below provides summary information concerning all compensation awarded to, earned by, or paid to our named executive officers for the year ended December 31, 2023.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Sean E. Browne	2023	$600,000	$—	$209,059	$209,266	$664,560	$29,273	$1,712,158
President and Chief Executive Officer	2022	600,000	—	—	—	416,400	44,162	1,060,562
Kevin D. Brandt	2023	415,000	—	144,599	144,743	229,827	13,200	947,369
Chief Commercial Officer	2022	415,000	—	213,241	—	144,005	6,250	778,496
Mark A. Schallenberger	2023	400,000	—	205,144	208,263	221,520	139,696	1,174,623
Chief Operations Officer(6)

(1)	We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2023. Annual cash incentive bonus payouts based on performance against pre-established corporate performance goals are reported in the “Non-equity incentive plan compensation” column.

(2)	Amounts reported represent the aggregate grant date fair value for restricted stock unit (“RSU”) awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the per share closing sale price of our common stock on the grant date for 2023 and 2022.

(3)	Amounts reported represent the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant Date	Grant Date Fair Value Per Share	Risk Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
08/15/2023	$1.20	4.35%	6.25 years	111.12%	—
02/15/2023	$0.77	3.98%	6.25 years	111.60%	—

(4)	Amounts reported represent payouts under our annual bonus plan and for each year reflect the amounts earned for that year but paid during the following year.

(5)	The table below provides information concerning amounts reported in the “All Other Compensation” column of the Summary Compensation Table for 2023 with respect to each named executive officer.

Name	401(k) Match	Commuting Expenses	Relocation Expenses	Total
Sean E. Browne	$13,200	$16,073	$—	$29,273
Kevin D. Brandt	13,200	—	—	13,200
Mark A. Schallenberger	8,000	—	131,696	139,696

(6)	Mr. Schallenberger was appointed as our Chief Operations Officer effective January 16, 2023.

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

Effective July 9, 2018, we entered into an employment agreement with Kevin D. Brandt, our Chief Commercial Officer, which provided for an initial annual base salary of $400,000 (which was subsequently increased to $415,000 in April 2019) with a target annual bonus of 50% of his annual base salary, and a $90,000 signing bonus, which was required to be paid back if Mr. Brandt terminated his employment with Xtant prior to the one-year anniversary of his hire date. In addition, the agreement provided for the grant of an RSU award covering 40,000 shares of our common stock, which vested in full on July 9, 2021, the three-year anniversary date of Mr. Brandt’s hire date, assuming continued employment. The agreement also provides that Mr. Brandt is eligible to receive an annual equity award, subject to the approval of the Board, provided that the grant value of such equity award shall not be less than 50% of his annual base salary. This agreement contains standard confidentiality, non-competition, non-solicitation, and assignment of intellectual property provisions, as well as standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

Effective January 16, 2023, we entered into an employment agreement with Mark A. Schallenberger, our Chief Operations Officer, which provides for an annual base salary $400,000 and a target annual bonus opportunity equal to 50% of his annual base salary. In addition, the agreement provided for the grant of an option to purchase 105,000 shares of our common stock and an RSU award covering 89,000 shares of our common stock under the 2018 Plan, effective as of February 15, 2023, consistent with our equity grant policy. The options have a 10-year term and a per share exercise price equal to the “fair market value” (as defined in the 2019 Plan) of our common stock on the grant date. The options vest with respect to 25% of the shares on the one-year anniversary of the grant date and quarterly thereafter, and the RSUs vest in four equal annual installments, in each case assuming continued employment. Our agreement with Mr. Schallenberger also contains standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

Indemnification Agreements

We have entered into indemnification agreements with our executive officers that require us to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers to the fullest extent permitted by applicable law.

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

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised option awards and unvested stock awards held by each of our named executive officers that remained outstanding at our fiscal year-end, December 31, 2023. All of the outstanding equity awards described below were either granted under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) or the 2018 Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date(1)	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested(2)
Sean E. Browne	263,235	65,809	(3)	2.70	10/15/2029	65,809	(4)	$74,364
	1,101,644	367,215	(5)	1.26	11/15/2030	367,215	(6)	414,953
	—	203,252	(7)	1.20	08/15/2033	174,216	(8)	196,864

Kevin D. Brandt	30,770	—		6.20	08/15/2028	23,796	(9)	26,889
	40,527	—		2.76	08/15/2029	81,055	(10)	91,592
	89,956	29,986	(11)	1.13	08/15/2030	307,560	(12)	347,543
	112,229	87,290	(13)	1.27	08/15/2031	120,499	(8)	136,164
	—	140,583	(7)	1.20	08/15/2033

Mark A. Schallenberger	—	105,000	(14)	0.77	02/15/2033	89,000	(15)	100,570
	—	135,501	(7)	1.20	08/15/2033	116,144	(8)	131,243

(1)	All options awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with the Company terminates.

(2)	Based on the closing price of our common stock on December 29, 2023 ($1.13), as reported by the NYSE American.

(3)	This stock option vests in nearly equal installments annually over a five-year period beginning on October 15, 2020. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(4)	This RSU award vests in nearly equal installments annually over a five-year period beginning on October 15, 2020. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(5)	This stock option vests in nearly equal installments annually over a four-year period beginning on October 15, 2021. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(6)	This RSU award vests in nearly equal installments annually over a four-year period beginning on October 15, 2021. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if Mr. Browne dies.

(7)	This stock option vests with respect to 25% of the shares on August 15, 2024 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(8)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2024. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(9)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2021. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(10)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2022. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(11)	This stock option vests with respect to 25% of the shares on August 15, 2021 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(12)	This RSU award vests in nearly equal installments annually over a four-year period beginning on August 15, 2023. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

(13)	This stock option vests with respect to 25% of the shares on August 15, 2022 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(14)	This stock option vests with respect to 25% of the shares on February 15, 2024 and with respect to the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. In addition, this option will vest in full immediately in the event that it is discontinued upon a change in control or up to one year following a change in control and a pro rata percentage will vest immediately if the executive dies.

(15)	This RSU award vests in nearly equal installments annually over a four-year period beginning on February 15, 2024. In addition, this RSU award will vest in full immediately in the event that it is discontinued upon a change in control or up to 12 months following a change in control and a pro rata percentage will vest immediately if the executive dies.

Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan

In 2023, the Board and the Company’s stockholders approved and adopted the 2023 Plan. The purpose of the 2023 Plan is to advance the interests of the Company and our stockholders by enabling us to attract and retain qualified individuals to perform services, provide incentive compensation for such individuals in a form that is linked to the growth and profitability of our company and increases in stockholder value, and provide opportunities for equity participation that align the interests of participants with those of our stockholders.

The 2023 Plan replaced the 2018 Plan. However, the terms of the 2018 Plan continue to govern awards outstanding under the 2018 Plan until exercised, expired, paid, or otherwise terminated or canceled.

The 2023 Plan permits the Board, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, DSUs, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock authorized for issuance under the 2023 Plan is 19,881,902 shares. To date, the Company has granted stock options, RSUs and DSUs under the 2023 Plan. As of December 31, 2023, 9,968,016 shares of Xtant common stock remained available for issuance under the 2023 Plan.

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

Equity Award Agreements

All equity awards held by our named executive officers have been granted under 2018 Plan or the 2023 Plan. Under the terms of the 2018 Plan and the 2023 Plan and the award agreements governing these awards, if an executive’s employment or other service with the Company is terminated for cause, then all outstanding awards held by such executive will be terminated and forfeited. In the event an executive’s employment or other service with the Company is terminated by reason of death, then:

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

In addition, the equity award agreements governing the equity awards held by our named executive officers contain “change in control” provisions. Under the award agreements, without limiting the authority of the Compensation Committee to adjust awards, if a “change in control” of the Company (as defined in the 2018 Plan and the 2023 Plan) occurs, then, unless otherwise provided in the award or other agreement, if an award is continued, assumed, or substituted by the successor entity, the award will not vest or lapse solely as a result of the change in control but will instead remain outstanding under the terms pursuant to which it has been continued, assumed, or substituted and will continue to vest or lapse pursuant to such terms. If the award is continued, assumed, or substituted by the successor entity and within one year following the change in control, the executive is either terminated by the successor entity without “cause” or, if the executive resigns for “good reason,” each as defined in the award agreement, then the outstanding option will vest and become immediately exercisable as of the termination or resignation and will remain exercisable until the earlier of the expiration of its full specified term or the first anniversary of the date of such termination or resignation, and the outstanding RSU award will be fully vested and will be converted into shares of our common stock immediately thereafter. If an award is not continued, assumed, or substituted by the successor entity, then the outstanding option will be fully vested and exercisable, and the Compensation Committee will either give the executive a reasonable opportunity to exercise the option prior to the change in control transaction or will pay the difference between the exercise price of the option and the per share consideration paid to similarly situated stockholders. Under these conditions, the outstanding RSU award will be fully vested and will be converted into shares of our common stock immediately thereafter.

Director Compensation

Director Compensation Program

Our director cash compensation consists of an annual cash retainer paid to each non-employee director and an additional annual cash retainer paid to the Chair of the Board, Chair of each of our Board Committees and Board Committee members, and initial and annual equity grants.

We revised our non-employee director compensation program in April 2023 to provide for an annual cash retainer to be paid to the Chair of our then newly formed Nominating and Corporate Governance Committee and then revised the program again effective as of July 1, 2023 to provide for annual cash retainers to be paid to Board Committee members in addition to Board Committee Chairs.

The table below sets forth the annual cash retainers for 2023, effective through June 30, 2023:

Description	Annual Cash Retainer
Non-Employee Director	$50,000
Chair of the Board Premium	32,500
Audit Committee Chair Premium	32,500
Compensation Committee Chair Premium	32,500
Nominating and Corporate Governance Committee Chair Premium	20,000

The table below sets forth the annual cash retainers for 2023, effective as of July 1, 2023:

Description	Annual Cash Retainer
Non-Employee Director (other than Board Chair)	$55,000
Board Chair	110,000
Audit Committee Chair	22,500
Audit Committee Member (other than Chair)	11,250
Compensation Committee Chair	16,250
Compensation Committee Member (other than Chair)	8,125
Nominating and Corporate Governance Committee Chair	10,000
Nominating and Corporate Governance Committee Member (other than Chair)	5,000

In addition to annual cash retainers, our non-employee director compensation program provides for initial and annual equity grants. Each of our two new directors, Jonn Beeson and Lori Mitchell-Keller, received a pro rata portion of the 2022 annual non-employee director RSU awards (initially valued at $112,016), covering 52,049 shares of our common stock in the case of Mr. Beeson and 45,782 shares of our common stock in the case of Ms. Mitchell-Keller, in connection with joining the Board. The number of shares underlying these initial RSU awards was based not only on the passage of time since the then most recent annual grant, but also the fair market value of our common stock at the time these initial RSU awards were approved by the Board. Consistent with our equity grant policy, these initial RSU awards were granted on the 15th day of the month after the election of the new director.

With respect to our annual equity grants, we revised our non-employee director compensation program in 2023 to provide for annual equity grants of stock options and RSUs (or, at the election of the non-employee director, DSUs), with a value equal to $125,000 per non-employee director, except in the case of our Chair of the Board, where the value is equal to $187,500. Consistent with our equity grant policy, these equity grants were granted on August 15, 2023. The number of stock options and RSUs granted to each non-employee director was based on assumed grant date fair values using our closing price of $0.86 per share of our common stock on June 25, 2023, which is a date immediately prior to the date of the Compensation Committee action related to these awards. Accordingly, on August 15, 2023, each of our non-employee directors at that time received a stock option under the 2023 Plan to purchase 28,230 (42,345, in the case of the Chair of the Board) shares of our common stock at a per share exercise price equal to the fair market value of our common stock on that date and an RSU award (or, at the election of the non-employee director, a DSU award) covering 145,180 (217,770, in the case of the Chair of the Board) shares of our common stock. Because the value of our common stock increased between the date of the Compensation Committee action related to these awards and the grant date of these awards, the grant date fair value of these awards is different than the value we used in determining the number of stock options and RSUs.

In 2023, we also adopted a director education reimbursement policy, pursuant to which we will reimburse directors for all reasonable costs of attending director education programs in order to encourage continuing director education. Amounts reimbursed include costs associated with attending each program, including tuition, travel, lodging and meals. In addition, we will reimburse directors for the reasonable cost of subscriptions to periodicals or online information services relating to corporate governance and other subject matters relevant to board service, as well as membership fees of organizations which promote corporate governance and board education. Directors serving on multiple boards are encouraged to obtain pro rata reimbursement of their director education expenses from each corporation that they serve, but we will nonetheless reimburse 100% of the costs if this is not practicable.

Pursuant to the 2023 Plan, the sum of any cash compensation, or other compensation, and the value of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year may not exceed $400,000 (increased to $600,000 with respect to any non-employee director serving as the Chair of the Board or lead independent director or in the fiscal year of a non-employee director’s initial service as a non-employee director).

Director Compensation Table for Fiscal 2023

The table below describes the compensation earned by individuals who served as directors during fiscal 2023, other than Sean E. Browne, our President and Chief Executive Officer. Mr. Browne is not compensated separately for his service as a director, and his compensation is discussed under “Executive Compensation.”

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards(3)(4)	All Other Compensation	Total
John K. Bakewell	$82,500	$174,216	$27,594	$—	$284,310
Jonn R. Beeson(5)	53,229	205,966	27,594	—	286,789
Michael J. Eggenberg(6)	16,801	—	—	—	16,801
Robert E. McNamara	82,500	174,216	27,594	—	284,310
Lori D. Mitchell-Keller(7)	43,505	205,806	27,594	—	276,905
Matthew S. Rizzo(6)	16,801	—	—	—	16,801
Stavros G. Vizirgianakis	98,750	261,324	41,390	—	401,464

(1)	Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value for the RSU awards or DSU awards granted to each non-employee director in 2023 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the closing price of our common stock on the grant date. These grant date fair value amounts may differ from the amounts provided in our non-employee director compensation program since the number of RSU or DSU awards is determined based on our stock price as of a date prior to the actual grant date.

(2)	On August 15, 2023, each non-employee director serving at the time, other than Mr. Vizirgianakis, received a RSU or DSU award covering 28,230 shares of our common stock, and Mr. Vizirgianakis, as Chair of the Board, received a DSU award covering 42,345 shares of our common stock. In addition, on May 15, 2023, Mr. Beeson received a RSU award covering 52,049 shares of our common stock and on June 15, 2023, Ms. Mitchell-Keller received a RSU award covering 45,782 shares of our common stock. As of December 31, 2023, the non-employee directors held the following unvested stock awards: Mr. Bakewell (145,180); Mr. Beeson (145,180); Mr. Eggenberg (0); Mr. McNamara; (145,180); Ms. Mitchell-Keller (145,180); Mr. Rizzo (0); and Mr. Vizirgianakis (217,770).

(3)	Amounts reported in the “Option Awards” column represent the aggregate grant date fair value for option awards granted to each non-employee director in 2023 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of the option awards:

Grant Date	Grant Date Fair Value Per Share	Risk Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
08/15/2023	$0.98	4.3%	5.5 years	107.00%	—

These grant date fair value amounts may differ from the amounts provided in our non-employee director compensation program since the number of option awards is determined based on our Black-Scholes option pricing model as of a date prior to the actual grant date.

(4)	On August 15, 2023, each non-employee director serving at the time, other than Mr. Vizirgianakis, received an option to purchase 28,230 shares of our common stock, and Mr. Vizirgianakis, as Chair of the Board, received an option to purchase 42,345 shares of our common stock. These options were granted at an exercise price of $1.20 per share, were granted under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan, the material terms of which are described in more detail under “Executive Compensation—Stock Incentive Plans,” vest in full on August 15, 2024 and will expire on August 15, 2033 or earlier in the case of a director whose service as a director is terminated prior to such date. As of December 31, 2023, the non-employee directors held the following unexercised stock options: Mr. Bakewell (28,230); Mr. Beeson (28,230); Mr. Eggenberg (0); Mr. McNamara; (28,230); Ms. Mitchell-Keller (28,230); Mr. Rizzo (0); and Mr. Vizirgianakis (42,345).

(5)	Mr. Beeson joined our Board of Directors effective May 1, 2023.

(6)	Each of Messrs. Eggenberg and Rizzo resigned as a director of the Company effective May 1, 2023.

(7)	Ms. Mitchell-Keller joined our Board of Directors effective May 16, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Significant Beneficial Owners

The table below sets forth information as to beneficial owners that have reported to the SEC or have otherwise advised us that they are a beneficial owner, as defined by the SEC’s rules and regulations, of more than 5% of our outstanding common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Common Stock	OrbiMed Advisors LLC(2) 601 Lexington Avenue, 54th Floor New York, NY 10022	73,114,592		56.1%
Common Stock	Altium Capital Management, LP(3) 152 West 57th Street, Floor 20 New York, NY 10019	14,525,511	(4)	10.6	%(4)
Common Stock	Stavros G. Vizirgianakis(5) 664 Cruiser Lane Belgrade, MT 59714	7,440,339		5.7%

(1)	Percent of class is based on 130,216,541 shares of our common stock outstanding as of March 25, 2024.

(2)	Based in-part on information contained in a Schedule 13D/A filed with the SEC on August 3, 2023. Includes 56,004,974 shares of common stock held of record by ROS Acquisition Offshore LP (“ROS Acquisition”). OrbiMed Advisors LLC (“Advisors”), a registered investment adviser under the Investment Advisors Act of 1940, as amended, is the investment manager of ROS Acquisition. By virtue of such relationships, Advisors may be deemed to have voting and investment power with respect to the securities held by ROS Acquisition as noted above and as a result may be deemed to have beneficial ownership over such securities. Advisors exercises its voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the securities held by ROS Acquisition.

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

(3)	Based on information contained in a Schedule 13G filed with the SEC on February 13, 2024 and other information known to the Company. Altium Growth Fund, LP (the “Fund”), Altium Capital Management, LP, and Altium Growth GP, LLC each have shared dispositive power and voting power over the shares. The Fund is the record and direct beneficial owner of the shares. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own the shares owned by the Fund. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own the shares owned by the Fund. The number of shares consists of 8,027,593 shares of our common stock and 6,497,918 shares of our common stock issuable upon exercise of a warrant (the “Investor Warrant”).

(4)	While the total number of shares of our common stock issuable upon exercise of the Investor Warrant is reflected in this table, the Fund is not permitted to exercise such Investor Warrant to the extent that such exercise would result in the Fund and its affiliates beneficially owning more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. The Fund has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us.

(5)	Based in part on information contained in a Schedule 13D filed with the SEC on September 6, 2022 and other information available to the Company. The number of shares consists of 5,995,355 shares of our common stock and 1,444,984 shares of our common stock issuable upon exercise of warrants.

Security Ownership of Management

The table below sets forth information relating to the beneficial ownership of our common stock as of March 25, 2024, by:

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each person is determined in accordance with the SEC’s rules and regulations, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules and regulations, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 25, 2024, through the exercise of any stock option, warrants, or other rights or the vesting of any RSU awards. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 130,216,541 shares of our common stock outstanding as of March 25, 2024. Shares of our common stock that a person has the right to acquire within 60 days of March 25, 2024, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	John K. Bakewell	448,546	*
Common Stock	Jonn R. Beeson	1,321,139	1.0%
Common Stock	Sean E. Browne	2,332,997	1.8%
Common Stock	Robert E. McNamara	446,809	*
Common Stock	Lori D. Mitchell-Keller	—	—
Common Stock	Stavros G. Vizirgianakis(2)	7,440,339	5.7%
Common Stock	Kevin D. Brandt	581,372	*
Common Stock	Mark A. Schallenberger	55,062	*
Common Stock	All current executive officers and directors as a group (9 persons)	12,919,615	9.7%

*	Less than 1% of outstanding shares of common stock.

(1)	Includes for the persons listed below the following shares subject to options and RSUs held by that person that are currently exercisable or become exercisable within 60 days of March 25, 2024:

Name	Warrants	Options	RSUs
Jonn R. Beeson	253,818	—	52,049
Sean E. Browne	—	1,364,879	—
Stavros G. Vizirgianakis	1,444,984	—	—
Kevin D. Brandt	—	298,422	—
Mark A. Schallenberger	—	32,812	—
All current directors and executive officers as a group (9 persons)	1,698,802	1,824,475	52,049

(2)	Based in part on information contained in a Schedule 13D filed with the SEC on September 6, 2022 and other information available to the Company. The number of shares consists of 5,995,355 shares of our common stock and 1,444,984 shares of our common stock issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	8,400,503	$1.31	9,968,016
Equity compensation plans not approved by security holders	—	—	—
Total	8,400,503	$1.31	9,968,016

(1)	Amount includes 1,472,013 shares of our common stock issuable upon the exercise of stock options granted under the 2023 Plan; 3,403,192 shares of our common stock issuable upon the exercise of stock options granted under the 2018 Plan, 623 shares of our common stock issuable upon the exercise of stock options granted under the Amended and Restated Xtant Medical Equity Incentive Plan (the “prior plan”), 1,755,783 shares of our common stock issuable upon the vesting of RSU awards granted under the 2023 Plan and 1,768,892 shares of our common stock issuable upon the vesting of RSU awards granted under the 2018 Plan.

(2)	Not included in the weighted-average exercise price calculation are 2,871,365 RSU awards and 653,310 DSU awards.

(3)	Amount includes 9,968,106 shares of our common stock remaining available for future issuance under the 2023 Plan. No shares remain available for grant under the 2018 Plan or prior plan since such plans have been terminated with respect to future grants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Investor Rights Agreement

We are party to an Investor Rights Agreement with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP pursuant to which Royalty Opportunities and ROS are permitted to nominate a majority of the directors and designate the chairperson of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If Royalty Opportunities and ROS are unable to maintain the Ownership Threshold, as defined in the Investor Rights Agreement, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with our ownership interests. For so long as the Ownership Threshold is met, we must obtain the approval of a majority of our common stock held by Royalty Opportunities and ROS to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) appoint or remove the chairperson of our Board of Directors; and (viii) make loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year.

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

2022 Private Placement and Securities Purchase Agreement

On August 23, 2022, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several accredited investors, including Stavros G. Vizirgianakis and his brother, and Jonn R. Beeson, who invested through The Platinum Legacy Trust, dated February 24, 2017, of which Jonn R. Beeson serves as Trustee, pursuant to which we agreed to issue an aggregate of 20,305,429 shares of our common stock and warrants to purchase up to an aggregate of 5,076,358 shares of our common stock in a private placement (the “Private Placement”), at a per unit (each unit consisting of one share and a warrant to purchase 0.25 of a share) purchase price of $0.48, which represented a 2.5% discount to the 10-day volume-weighted average price of our common stock ending August 19, 2022. The closing of the Private Placement was structured to occur in two tranches in order to comply with the continued listing requirements of the NYSE American, which requires stockholder approval of the sale, issuance, or potential issuance by listed companies of common stock (or securities convertible into common stock) at a price less than the greater of book or market value which equals 20% or more of outstanding common stock prior to the transaction. Neither Mr. Vizirgianakis nor Mr. Beeson was a director of the Company when we entered into the Securities Purchase Agreement.

On August 25, 2022, we closed the first tranche of the Private Placement (the “First Closing”). At the First Closing, we sold an aggregate of 14,060,315 shares and warrants to purchase an aggregate of 3,515,079 shares, for an aggregate purchase price of approximately $6.75 million. Of these shares and warrants, we sold 3,515,079 shares and warrants to purchase 878,770 shares to Stavros G. Vizirgianakis in exchange for approximately $1.7 million and sold 3,515,077 shares and warrants to purchase 878,769 shares to the brother of Stavros G. Vizirgianakis in exchange for approximately $1.7 million. Additionally, we sold 703,016 shares and warrants to purchase 175,754 shares to The Platinum Legacy Trust, dated February 24, 2017, in exchange for approximately $337.4 thousand.

Immediately after the execution of the Securities Purchase Agreement by the parties thereto, we obtained the written consent of Royalty Opportunities and ROS, the holders of an aggregate of 73,114,592 shares of our common stock as of August 23, 2022, representing greater than a majority of the outstanding shares of our common stock as of such date, for the approval of the issuance of Shares and Warrants at the second closing of the Private Placement (the “Second Closing”) pursuant to the continued listing requirements of the NYSE American and in accordance with applicable provisions of the Delaware General Corporation Law and our Second Amended and Restated Bylaws. The written consent of Royalty Opportunities and ROS was sufficient to approve the issuance of Shares and Warrants at the Second Closing. Therefore, no proxies or additional consents were solicited by us in connection with this issuance. Pursuant to Section 14(c) of the Exchange Act, and the rules and regulations promulgated thereunder, on September 9, 2022, we sent a definitive information statement to all holders of our common stock as of August 23, 2022 for the purpose of informing such stockholders of the written actions taken by Royalty Opportunities and ROS. The Second Closing occurred on October 7, 2022. At the Second Closing, we sold an aggregate of 6,245,114 shares and warrants to purchase an aggregate of 1,561,279 shares, for an aggregate purchase price of approximately $3.0 million. Of these shares and warrants, we sold 2,264,861 shares and warrants to purchase 566,214 shares to Stavros G. Vizirgianakis in exchange for approximately $1.1 million and sold 857,696 shares and warrants to purchase 214,425 shares to the brother of Stavros G. Vizirgianakis in exchange for approximately $0.4 million. Additionally, we sold 312,256 shares and warrants to purchase 78,064 shares to The Platinum Legacy Trust, dated February 24, 2017, in exchange for approximately $150.0 thousand.

2022 Lock-Up Agreements

Under the terms of the Securities Purchase Agreement, each of the accredited investors party thereto executed a lock-up agreement with the Company, pursuant to which each such investor agreed to a lock-up on any sale or other disposition of our common stock, subject to certain exceptions. The lock-up period had a three-month duration, except in the case of Stavros G. Vizirgianakis who agreed to a 12-month lock-up period.

Lead Investor Agreement

Under the terms of the Securities Purchase Agreement, we entered into an agreement with Stavros G. Vizirgianakis, as the lead investor of the Private Placement, pursuant to we agreed to provide certain director nomination rights to Mr. Vizirgianakis. Pursuant to the terms of the agreement, we expanded the size of our Board by one position and elected Mr. Vizirgianakis as a director to fill the vacancy created as a result of the increase, effective upon completion of the First Closing. In addition, we elected Mr. Vizirgianakis as Chair of the Board, effective upon completion of the First Closing. The director nomination rights set forth in the agreement will terminate on the earlier of (i) the date on which Mr. Vizirgianakis ceases to hold at least 75% of the shares of our common stock to be purchased by him in the Private Placement; (ii) October 7, 2024; or (iii) upon written notice of Mr. Vizirgianakis to the Company.

2022 Registration Rights Agreement

Under the terms of the Securities Purchase Agreement, we entered into a Registration Rights Agreement with Stavros G. Vizirgianakis, his brother, The Platinum Legacy Trust, dated February 24, 2017, and the other accredited investors party to the Securities Purchase Agreement, which required us, among other things, to file a shelf resale registration statement with the SEC within 60 days of the date of the First Closing for purposes of registering the resale of the shares of our common stock sold in the Private Placement and the shares of our common stock issuable upon exercise of the warrants and use our commercially reasonable best efforts to cause the shelf resale registration statement to become effective under the Securities Act of 1933, as amended, within 75 days of the date of the First Closing, subject to certain exceptions. We filed this registration statement on October 11, 2022 and it became effective on October 20, 2022.

Family Relationships

There are no family relationships between or among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Director Independence

The Board has affirmatively determined that John K. Bakewell, Jonn R. Beeson, Robert E. McNamara, Lori D. Mitchell-Keller and Stavros G. Vizirgianakis are “independent directors,” as defined under the independence standards of the NYSE American.

Item 14.	Principal Accountant Fees and Services

Change in Independent Registered Public Accounting Firm

As previously disclosed, on August 15, 2023, the Audit Committee appointed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm, and in connection therewith dismissed Plante & Moran, PLLC (“Plante Moran”), as the Company’s independent registered public accounting firm, subject to Grant Thornton’s standard client acceptance procedures, which were completed on August 18, 2023. The decision to appoint Grant Thornton as the Company’s new independent registered public accounting firm was the result of a request for proposal process after Plante Moran notified the Audit Committee that Plante Moran is evaluating whether to continue its Securities and Exchange Commission audit practice in the Company’s primary industry.

During the fiscal years ended December 31, 2022 and 2021, and through the subsequent interim period preceding the Company’s appointment of Grant Thornton as the Company’s independent registered public accounting firm, neither the Company, nor anyone on its behalf, consulted Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Grant Thornton that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The audit reports of Plante Moran on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2022 and 2021, and through the subsequent interim period preceding Plante Moran’s dismissal, (1) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Plante Moran on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Plante Moran, would have caused Plante Moran to make reference thereto in its report on the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021, and (2) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company previously disclosed this information in its Current Report on Form 8-K filed with the SEC on August 18, 2023, provided Plant Moran with a copy of the disclosures, and requested that Plant Moran furnish it with a letter addressed to the SEC stating whether or not it agrees with the Company’s statements therein. A copy of the letter dated August 18, 2023 was filed as an exhibit to such Form 8-K.

Audit and Non-Audit Fees

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2023 and December 31, 2022 by the Company’s independent registered accounting firms during such fiscal years.

	2023	2022
Audit fees	$840,000	$320,158
Audit-related fees	45,000	7,000
Tax fees	—	—
All other fees	—	—
Total fees	$885,000	$327,158

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

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $25,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Plante Moran during 2023 and 2022 and services provided by Grant Thornton during 2023.

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

Exhibit No.	Description
2.1†	Equity Purchase Agreement, dated February 28, 2023, among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.2†	Asset Purchase Agreement, dated as of June 18, 2023, between Surgalign Holdings, Inc. and Xtant Medical Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.3†	First Amendment to Asset Purchase Agreement, dated as of July 10, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2023 (SEC File No. 001-34591) and incorporated by reference herein)

2.4*†	Second Amendment to Asset Purchase Agreement, dated as of July 20, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc.

2.5*†	Third Amendment to Asset Purchase Agreement, dated as of July 24, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc.

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34591) and incorporated by reference herein)

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.3	Investor Rights Agreement, dated as of February 14, 2018, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Park West Partners International, Limited and Park West Investors Master Fund, Limited (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.4	Amendment No. 1 to Investor Rights Agreement, dated as of May 2, 2023, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

4.5	Registration Rights Agreement (for Common Stock underlying the Indenture Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

4.6	Registration Rights Agreement (for Common Stock underlying the PIK Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP. (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

4.7	Registration Rights Agreement (for Common Stock issued upon the exchange of the Notes and pursuant to the Private Placement), dated February 14, 2018, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Telemetry Securities, L.L.C., Bruce Fund, Inc., Park West Investors Master Fund, Limited, and Park West Partners International, Limited (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.8	Registration Rights Agreement, dated October 1, 2020, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

4.9	Registration Rights Agreement, dated as of February 24, 2021, between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 6, 2021 (Sec File No. 333-255074) and incorporated by reference herein)

4.10	Registration Rights Agreement, dated as of August 25, 2022, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

4.11	Form of Investor Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.12	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
4.13	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

4.14	Registration Rights Agreement, dated as of July 6, 2023, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on July 7, 2023 (SEC File No. 333-273169) and incorporated by reference herein)

10.1●	Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (SEC File No. 001-34951) and incorporated by reference herein)

10.2●	Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.3●	Xtant Medical Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.4●	Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.5●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.6●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.7●	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.8●	Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.9●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.10●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.11●	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.12●	Form of Non-Employee Director Deferred Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.13●*	Form of Employee Performance Share Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan

10.14●*	Form of Indemnification Agreement for Directors and Officers

10.15●	Employment Agreement, effective as of October 7, 2019, between Xtant Medical Holdings, Inc. and Sean E. Browne (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.16●	Employment Agreement, effective as of July 9, 2018, between Xtant Medical Holdings, Inc. and Kevin D. Brandt (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.17●	Employment Agreement, effective as of June 1, 2022, between Xtant Medical Holdings, Inc. and Scott Neils (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.18●	Employment Agreement, effective as of January 16, 2023, between Xtant Medical Holdings, Inc. and Mark A. Schallenberger (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.19●	Letter Agreement, dated August 25, 2022, between Xtant Medical Holdings, Inc. and Stavros Vizirgianakis (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.20	Restructuring and Exchange Agreement, dated as of January 11, 2018, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.21	Restructuring and Exchange Agreement, dated as of August 7, 2020, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.22	Securities Purchase Agreement, dated as of February 14, 2018, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.23	Securities Purchase Agreement, dated as of February 22, 2021, between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.24	Placement Agent Agreement, dated February 22, 2021, between Xtant Medical Holdings, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.25	Securities Purchase Agreement, dated as of August 23, 2022, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.26	Securities Purchase Agreement, dated as of July 3, 2023, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.27	Transition Services Agreement, dated February 28, 2023, among Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Xtant Medical Holdings, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.28	Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of March 7, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.29	Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of March 7, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.30	Commercial Lease, dated February 1, 2012, between Cruiser Lane, LLC and Bacterin International Holdings, Inc. (filed as Exhibit 10.30 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.31	Addendum to Commercial Lease, dated December 3, 2018, between Cruiser Lane, LLC and Bacterin International Holdings, Inc. (filed as Exhibit 10.31 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.32	Addendum to Commercial Lease, dated July 29, 2022, between Cruiser Lane, LLC and Bacterin International Holdings, Inc. (filed as Exhibit 10.32 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.33	Lease Agreement, dated August 7, 2013, between McClellan Farm and Bacterin International, Inc. (filed as Exhibit 10.33 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.34	Triple Net Commercial Lease, dated October 23, 2015, between Shep Does Stuff LLC and Bacterin International, Inc. (filed as Exhibit 10.34 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

23.2*	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Xtant Medical Holdings, Inc. Clawback Policy

101.INS*	Inline XBRL INSTANCE DOCUMENT (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

●	Indicates a management contract or compensatory plan
*	Filed herewith
**	Furnished herewith
†	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

Item 16.	Form 10-K Summary

Optional disclosure, not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

April 1, 2024	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer (principal executive officer)

	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2024.

Signature	Title

/s/ Sean E. Browne	President and Chief Executive Officer
Sean E. Browne	(principal executive officer)

/s/ Scott C. Neils	Chief Financial Officer
Scott C. Neils	(principal financial and accounting officer)

/s/ John K. Bakewell	Director
John K. Bakewell

/s/ Jonn R. Beeson	Director
Jonn R. Beeson

/s/ Robert E. McNamara	Director
Robert E. McNamara

/s/ Lori D. Mitchell-Keller	Director
Lori D. Mitchell-Keller

/s/ Stavros G. Vizirgianakis	Director
Stavros G. Vizirgianakis

