Form 10-Q
period 2024-03-31
Xtant Medical Holdings, Inc.
filed 2024-05-15
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at May 10, 2024: 130,216,541.

XTANT MEDICAL HOLDINGS, INC.
FORM 10-Q

March 31, 2024

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	the anticipated adverse impact on our future revenues and financial results of a current shortage in the stem cells used to produce our OsteoVive product;

●	our ability to integrate the products acquired as part of the acquisition of Surgalign SPV, Inc., the acquisition of certain assets and liabilities of Surgalign Holdings, Inc., and the acquisition of certain assets of RTI Surgical, Inc. and achieve future sales of those products as anticipated, and other risks associated with those acquisitions and any future business combinations or acquisitions we may pursue;

●	risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, current and future wars, related sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other potential conflicts;

●	our ability to operate in international markets and effectively manage our international subsidiaries, which require management attention and financial resources;

●	our ability to navigate manufacturing challenges related to the production of biologics products;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	the effect of inflation and supply chain disruptions, which could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	our ability to remain competitive;

●	our ability to rebrand and integrate acquired products with our existing product line;

●	our ability to innovate, develop, introduce and market new products and technologies and the success of such new products and technologies, including our recently launched amniotic membrane allografts, SimpliGraft™ and SimpliMax™;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins;

ii

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	our dependence on and ability to retain and recruit independent sales agents and distributors and motivate and incentivize them to sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our reliance on third party suppliers and manufacturers;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	the effect of COVID-19 and other infectious diseases on our business, operating results and financial condition; the effect of fluctuations in foreign currency exchange rates on our earnings and our foreign currency translation adjustments;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	the ability of our clinical trials to demonstrate competent and reliable evidence of the safety and effectiveness of our products;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed and the effect of such additional financing on our business, results of operations, financial condition and stockholders;

●	our ability to service our debt and comply with the covenants in our credit agreements and the effect of our significant indebtedness on our business, results of operations, financial condition and prospects;

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities;

●	our ability to effectively remediate our outstanding material weaknesses and maintain effective internal control over financial reporting;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	our ability to maintain our stock listing on the NYSE American Exchange;

●	risks inherent in being a controlled company; and

●	the effect of a global economic slowdown, rising interest rates and the prospects for recession, a possible U.S. government shutdown, as well as past and potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could materially and adversely affect our revenue, liquidity, financial condition and results of operations.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 and this Form 10-Q.

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

iii

PART	I. FINANCIAL INFORMATION

ITEM 1.	Financial statements

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,547	$5,715
Restricted cash	77	208
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $954 and $920, respectively	21,484	20,731
Inventories	38,724	36,885
Prepaid and other current assets	1,709	1,330
Total current assets	66,541	64,869
Property and equipment, net	8,867	8,692
Right-of-use asset, net	1,437	1,523
Goodwill	7,302	7,302
Intangible assets, net	9,652	10,085
Other assets	132	141
Total Assets	$93,931	$92,612

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,378	$7,054
Accrued liabilities	9,875	10,419
Current portion of lease liability	853	830
Current portion of finance lease obligations	66	65
Line of credit	10,270	4,622
Total current liabilities	28,442	22,990
Long-term Liabilities:
Lease liability, less current portion	644	759
Finance lease obligation, less current portion	99	116
Long-term debt, plus premium and less issuance costs	16,826	17,167
Other liabilities	240	231
Total Liabilities	46,251	41,263
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 130,216,541 shares issued and outstanding as of March 31, 2024 and 130,180,031 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	295,223	294,330
Accumulated other comprehensive (loss) income	(133)	29
Accumulated deficit	(247,410)	(243,010)
Total Stockholders’ Equity	47,680	51,349
Total Liabilities & Stockholders’ Equity	$93,931	$92,612

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenue	$27,873	$17,943
Cost of sales	10,571	7,407
Gross Profit	17,302	10,536

Operating Expenses
General and administrative	7,785	4,884
Sales and marketing	12,460	7,054
Research and development	527	174
Total Operating Expenses	20,772	12,112

Loss from Operations	(3,470)	(1,576)

Other Expense
Interest expense	(835)	(575)
Interest income	—	86
Unrealized foreign currency translation loss	(39)	—
Other income	12	—
Total Other Expense	(862)	(489)

Net Loss from Operations Before Provision for Income Taxes	(4,332)	(2,065)

Provision for Income Taxes Current and Deferred	(68)	(13)
Net Loss	$(4,400)	$(2,078)

Net Loss Per Share:
Basic	$(0.03)	$(0.02)
Dilutive	$(0.03)	$(0.02)

Shares used in the computation:
Basic	130,201,251	108,893,588
Dilutive	130,201,251	108,893,588

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net Loss	$(4,400)	$(2,078)
Other Comprehensive Loss
Foreign currency translation adjustments	(162)	—
Comprehensive Loss	$(4,562)	$(2,078)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	108,874,803	$—	$277,841	$—	$(243,670)	$34,171

Common stock issued on vesting of restricted stock units	22,245	—	—	—	—	—
Stock-based compensation	—	—	617	—	—	617
Net loss	—	—	—	—	(2,078)	(2,078)
Balance at March 31, 2023	108,897,048	—	278,458	—	(245,748)	32,710

Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349

Common stock issued on vesting of restricted stock units	44,496	—	—	—	—	—
Withholding on common stock upon vesting of restricted stock units	(7,986)	—	(17)	—	—	(17)
Stock-based compensation	—	—	910	—	—	910
Foreign currency translation adjustment	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(4,400)	(4,400)
Balance at March 31, 2024	130,216,541	—	295,223	(133)	(247,410)	47,680

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(4,400)	$(2,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,005	471
Gain on sale of fixed assets	(82)	(11)
Non-cash interest	95	61
Stock-based compensation	910	617
Provision for reserve on accounts receivable	88	106
Provision for excess and obsolete inventory	259	90
Other	3	2

Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	(879)	(1,155)
Inventories	(2,195)	(309)
Prepaid and other assets	(376)	(68)
Accounts payable	492	(69)
Accrued liabilities	(675)	98
Net cash used in operating activities	(5,755)	(2,245)

Investing activities:
Purchases of property and equipment	(773)	(456)
Proceeds from sale of fixed assets	99	35
Acquisition of Surgalign SPV, Inc.	—	(17,000)
Net cash used in investing activities	(674)	(17,421)

Financing activities:
Payments on financing leases	(16)	(15)
Borrowings on line of credit	30,445	16,495
Repayments on line of credit	(24,797)	(16,871)
Proceeds from issuance of long term debt	—	5,000
Debt issuance costs	(436)	(40)
Payment of taxes from withholding of common stock on vesting of restricted stock units	(17)	—
Net cash provided by financing activities	5,179	4,569

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(49)	—

Net change in cash and cash equivalents and restricted cash	(1,299)	(15,097)
Cash and cash equivalents and restricted cash at beginning of period	5,923	20,507
Cash and cash equivalents and restricted cash at end of period	$4,624	$5,410
Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$4,547	$5,176
Restricted cash	77	234
Total cash and restricted cash reported in condensed consolidated balance sheets	$4,624	$5,410

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Business Description, Basis of Presentation and Summary of Significant Accounting Policies

Business Description and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Xtant Medical Holdings, Inc. (“Xtant”), a Delaware corporation, and its wholly owned subsidiaries, which are jointly referred to herein as “Xtant” or the “Company”. The terms “we,” “us” and “our” also refer to Xtant. All intercompany balances and transactions have been eliminated in consolidation.

Xtant is a global medical technology company focused on the design, development, and commercialization of a comprehensive portfolio of orthobiologics and spinal implant systems to facilitate spinal fusion in complex spine, deformity, and degenerative procedures.

The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

Interim results are not necessarily indicative of results that may be achieved in the future for the full year ending December 31, 2024.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

Liquidity

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. For the three months ended March 31, 2024, we incurred a net loss of $4.4 million and negative cash flows from operating activities of $5.8 million. We believe that our $4.6 million of cash and cash equivalents as of March 31, 2024, together with our anticipated operating cash flows and amounts available under our recently amended credit facilities, including additional term loan borrowings of $5.0 million on May 14, 2024, as discussed further in Note 11, “Debt,” will be sufficient to meet our anticipated cash requirements through at least May 2025. However, we may require or seek additional capital to fund our future operations and business strategy prior to May 2025. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time. Additionally, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or our business, financial performance or prospects deteriorate. In addition, prior to raising additional equity or debt financing, we may be required to obtain the consent of MidCap Financial Trust and MidCap Funding IV Trust under our Credit Agreements and/or OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”) under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on the Company’s condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The March 31, 2024 and December 31, 2023 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against the Company’s line of credit the next business day.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three months ended March 31, 2024 and 2023.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three months ended March 31, 2024 and 2023.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 17,063,298 and 19,194,404 outstanding stock options, restricted stock units and warrants for the three months ended March 31, 2024 and 2023, respectively, are anti-dilutive.

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

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values based on terms and related interest rates as of March 31, 2024 and December 31, 2023.

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

The Company funded the Purchase Price with cash on hand and approximately $5.0 million of indebtedness incurred under our term loan, refer to Note 11, “Debt,” for additional information.

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

The acquisition strengthened the Company’s spine portfolio with the addition of the Coflex Business. Coflex is a differentiated and minimally invasive motion preserving stabilization implant that is premarket approved by the U.S. Food and Drug Administration for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. This potential benefit resulted in the Company paying a premium for the acquisition resulting in the recognition of $3.5 million in goodwill. For tax purposes, goodwill is deductible.

(3) Acquisition of Surgalign Holdings, Inc.’s Hardware and Biologics Business

On August 10, 2023, the Company completed the acquisition (the “Transaction”) of the assets of Surgalign Holdings, Inc. (“Surgalign Holdings”), and its subsidiaries used in Surgalign Holdings’ hardware and biologics business. The acquired assets included specified inventory, intellectual property and intellectual property rights, contracts, equipment and other personal property, records, the outstanding equity securities of Surgalign Holdings’ international subsidiaries, and intangibles that were related to Surgalign Holdings’ hardware and biologics business (collectively, the “Assets”). As part of the Transaction, the Company assumed and certain specified liabilities of Surgalign Holdings (collectively, the “Liabilities”), all pursuant to the Asset Purchase Agreement, dated June 18, 2023, between Surgalign Holdings and us (as amended, the “Asset Purchase Agreement”).

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

The Company recorded the purchase of this acquisition using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. The table below represents the allocation of the total consideration for certain RTI assets based on management’s estimates of their respective fair values as of October 23, 2023 (in thousands):

Inventories	$1,150
Fixed assets	267
Intangible assets	220
Net assets acquired	1,637

Goodwill	573

Total preliminary purchase consideration	2,210

The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the acquisition of the assets of Surgalign Holdings, Inc., the acquisition of Surgalign SPV, Inc. and the acquisition of nanOss production operations from RTI Surgical, Inc. had been completed as of January 1, 2023 (in thousands):

Three Months Ended
March 31, 2023
Revenues	$34,631
Net loss	(3,607)

Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the acquisition of the assets of Surgalign Holdings, Inc., the acquisition of Surgalign SPV, Inc. and the acquisition of nanOss production operations from RTI Surgical, Inc. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the transactions had occurred as of January 1, 2023 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

(5) Revenue

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

Additionally, the Company sells product directly to domestic and international stocking resellers, original equipment manufacturer resellers and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. The Company recognizes revenue when the control is transferred upon shipment or upon delivery, based on the customer contract terms and legal requirements, and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions. In the normal course of business, the Company accepts returns of product that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes. Payment terms are generally net 30 days from invoice date and some customers are offered discounts for early pay. The consideration for goods or services reflects any fixed amount stated per the contract and estimates for any variable consideration, such as returns, discounts or rebates, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. For certain sales transactions, we incur GPO fees that are based on a contractual percentage of applicable sales and are treated as consideration payable to a customer and recorded as a reduction of revenue.

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	March 31, 2024	Total Revenue	March 31, 2023	Total Revenue
Orthobiologics	$15,416	55%	$13,552	76%
Spinal implant	12,457	45%	4,391	24%
Total revenue	$27,873	100%	$17,943	100%

(6) Receivables

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

(7) Inventories

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$7,021	$7,269
Work in process	2,137	1,562
Finished goods	29,566	28,054
Total	$38,724	$36,885

(8) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$6,959	$6,858
Computer equipment	1,354	1,330
Computer software	399	230
Leasehold improvements	4,355	4,347
Surgical instruments	15,401	14,648
Assets not yet in service	883	959
Total cost	29,351	28,372
Less: accumulated depreciation	(20,484)	(19,680)
Property and equipment, net	$8,867	$8,692

Depreciation expense related to property and equipment, including property under finance leases, for the first three months of 2024 and 2023 was $0.6 million and $0.3 million, respectively.

(9) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

March 31, 2024:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(741)	$2,036
Customer List	6 years	8,000	(1,445)	6,555
Tradenames	10 years	1,190	(129)	1,061
		$11,967	$(2,315)	$9,652

December 31, 2023:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(672)	$2,105
Customer List	6 years	8,000	(1,111)	6,889
Tradenames	10 years	1,190	(99)	1,091
		$11,967	$(1,882)	$10,085

Amortization expense was $0.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

(10) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash compensation/commissions payable	$8,549	$8,890
Other accrued liabilities	1,326	1,529
Accrued liabilities	$9,875	$10,419

(11) Debt

Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Amounts due under term loan	$17,000	$17,000
Accrued end-of-term payments	170	456
Less: unamortized debt issuance costs	(344)	(289)
Long-term debt, less issuance costs	$16,826	$17,167

On March 7, 2024, the Company’s term credit agreement was amended and restated to, among other things, extend the maturity date to March 1, 2029. An additional $10.0 million tranche, available solely at the discretion of MidCap Financial Trust and the lenders, was added to the term credit agreement and the applicable margin used to determine the per annum interest rate was reduced from 7.00% to 6.50%. The date of certain fees payable in connection with optional prepayments were also reset by the amendment to be determined based on the date the amendment. The Company’s revolving credit agreement was also amended and restated on March 7, 2024, to among other things, increase the commitment amount from $8.0 million to $17.0 million. The maturity of the revolving credit agreement was also extended to March 1, 2029. Minimum net product revenue requirements specified in the credit agreements were reset and minimum adjusted EBITDA requirements were removed.

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.59% as of March 31, 2024. The effective rate of the revolving credit agreement was 9.94% as of March 31, 2024. As of March 31, 2024, the Company had $6.7 million available under the revolving credit agreement and was in compliance with all covenants under the credit agreements.

On May 14, 2024, the term credit agreement was amended to increase the amount of term loans that may be borrowed by $5.0 million to a maximum of $22.0 million, which are fully drawn as of May 14, 2024. In addition, the amendments to the term credit agreement and revolving credit agreement re-set the date certain fees payable in connection with optional prepayments are determined to May 14, 2024 and consequently extend such fees’ original expiration. The exit fees were increased by 2.50% to 6.50% of the principal amount borrowed pursuant to the term credit agreement. The terms of borrowing under the term credit agreement and revolving credit agreement otherwise remain materially unchanged.

(12) Stock-Based Compensation

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

Stock option activity, including options granted under the 2023 Plan and 2018 Plan, was as follows for the three months ended March 31, 2024 and 2023:

	2024			2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	4,875,828	1.31		3,360,664	1.51
Granted	—	—		105,000	0.77
Cancelled or expired	—	—		(74,627)	0.64
Outstanding at March 31	4,875,828	1.31	7.72	3,391,037	1.50	8.0
Exercisable at March 31	2,221,703	1.48	6.75	1,387,378	1.98	7.5

As of March 31, 2024, there was approximately $2.0 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.5 years.

Restricted stock unit activity for awards granted under the 2023 Plan and 2018 Plan was as follows for the three months ended March 31, 2024 and 2023:

	2024		2023
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	3,524,675	$1.07	3,612,433	$0.87
Granted	—	—	89,000	0.77
Vested	(44,496)	0.71	(22,245)	0.65
Cancelled	—	—	(63,291)	0.64
Outstanding at March 31	3,480,179	$1.17	3,615,897	$0.88

Total compensation expense related to unvested restricted stock units not yet recognized was $2.4 million as of March 31, 2024, which is expected to be allocated to expenses over a weighted-average period of 2.1 years.

(13) Warrants

As of March 31, 2024 and December 31, 2023, there were outstanding and exercisable warrants to purchase 12,187,470 shares of our common stock at a weighted average exercise price of $1.53 per share with a weighted average remaining contractual term of 2.5 years and 2.8 years, respectively.

(14) Commitments and Contingencies

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

(15) Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended
	March 31,
	2024	2023
Income tax expense from continuing operations	$68	$13
Income from continuing operations before income taxes	$(4,332)	$(2,065)
Effective income tax rate	-1.6%	-0.6%

Our effective tax rate for the first quarter of 2024 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

Our effective tax rate for the first quarter of 2023 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

As of March 31, 2024, the Company is not currently under examination by tax authorities.

(16) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid during the period for:
Interest	$740	$509

(17) Related Party Transactions

As described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies,” and Note 19, “Related Party Transactions,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, we are party to an Investor Rights Agreement, as amended, Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owns 56.2% of the Company’s common stock.

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

	Three Months Ended March 31,
	2024	2023
United States	$25,133	$17,513
Rest of world	2,740	430
Total revenue	$27,873	$17,943

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q.

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

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. In furtherance of our growth initiatives, and as described elsewhere in this report, we made the following three acquisitions last year:

●	On February 28, 2023, we acquired all of the issued and outstanding capital stock of Surgalign SPV, Inc. (“Surgalign SPV”), a then indirect wholly owned subsidiary of Surgalign Holdings, Inc. (“Surgalign Holdings”), which held certain intellectual property, contractual rights and other assets related to the design, manufacture, sale and distribution of the Coflex and CoFix products in the United States, for a purchase price of $17.0 million in cash.

●	On August 10, 2023, we acquired out of a bankruptcy proceeding certain additional assets of Surgalign Holdings and its subsidiaries, including specified inventory, intellectual property and intellectual property rights, contracts, equipment and other personal property, records, all outstanding equity securities of Surgalign Holdings’ international subsidiaries, and intangibles related to the business of designing, developing and manufacturing hardware medical technology and distributing biologics medical technology, and assume certain related liabilities, for a purchase price of $5 million in cash.

●	On October 23, 2023, we acquired the nanOss production operations from RTI Surgical, Inc. (“RTI”) including certain equipment and inventory used in RTI’s synthetic bone graft business and assumed from RTI the lease for the nanOss production facility located in Greenville, North Carolina. The purchase price for the assets was $2 million in cash plus a low single digit royalty on sales prior to October 23, 2028 of next generation nanOss products.

While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and March 31, 2023

Revenue

Total revenue for the three months ended March 31, 2024 was $27.9 million, which represents an increase of 55% compared to $17.9 million in the same quarter of the prior year. The increase is attributed primarily to the contribution of additional sales resulting from the acquisition of the Surgalign Holdings’ hardware and biologics business, greater independent agent sales and additional Coflex and CoFix product sales.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by $3.2 million to $10.6 million for the three months ended March 31, 2024 from $7.4 million for the three months ended March 31, 2023. The increase in cost of sales is primarily due to greater revenue in the first quarter of 2024 compared to the first quarter of 2023, as mentioned above.

Gross profit as a percentage of revenue increased 340 basis points to 62.1% for the three months ended March 31, 2024 compared to 58.7% for the same period in 2023. Of this increase, 660 basis points were due to greater scale and improved production efficiency, partially offset by 140 basis points due to higher production costs.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and professional fees, as well as occupancy costs. General and administrative expenses increased 59%, or $2.9 million, to $7.8 million for the three months ended March 31, 2024, compared to $4.9 million for the prior year period. This increase is primarily attributable to additional employee compensation expense of $1.2 million, $0.4 million of additional legal and accounting fees and $0.3 million of amortization of intangible assets associated with the acquisition of Surgalign SPV.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses increased 77%, or $5.4 million, to $12.5 million for the three months ended March 31, 2024, compared to $7.1 million for the prior year period. This increase is primarily due to additional independent agent commissions expense of $3.2 million resulting from higher sales, $1.6 million of additional compensation expense related to additional headcount and $0.5 million of additional consulting expenses.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies. Research and development expenses were $0.5 million for the three months ended March 31, 2024, compared to $0.2 million for the same period in 2023. This increase is primarily due to increased headcount.

Interest Expense

Interest expense is related to interest incurred from our debt instruments and finance leases. Interest expense was $0.8 million for the three months ended March 31, 2024, compared to $0.6 million for the three months ended March 31, 2023. This increase resulted primarily from increases to the base interest rate applied to our debt instruments and the additional borrowing of $5.0 million under our term credit agreement in February 2023 in connection with our acquisition of Surgalign SPV and the Coflex and CoFix product lines. We expect that our annualized interest expense will increase approximately $0.1 million for every 50 basis points of increase to the reference rate associated with our credit agreements.

Provision for Income Taxes Current and Deferred

The increase in income tax expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in cash taxes in the domestic and foreign jurisdictions in 2024.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$4,624	$5,923
Accounts receivable, net	21,484	20,731
Inventories	38,724	36,885
Total current assets	66,541	64,899
Accounts payable	7,378	7,054
Accrued liabilities	9,875	10,419
Line of credit	10,270	4,622
Total current liabilities	28,442	22,990
Net working capital	38,099	41,879

Cash Flows

Net cash used in operating activities for the first three months of 2024 was $5.8 million compared to $2.2 million for the first three months of 2023. This increase in net cash used in operating activities relates primarily to changes in operating assets and liabilities.

Net cash used in investing activities for the first three months of 2024 was $0.7 million compared to $17.4 million for the first three months of 2023. This decrease relates primarily to the use of $17.0 in cash for the acquisition of Surgalign SPV, Inc. during the first three months of 2023.

Net cash provided by financing activities for the first three months of 2024 was $5.2 million compared to $4.6 million for the first three months of 2023. This increase relates primarily to $6.0 million of additional revolver borrowings, net of repayments, partially offset by $5.0 million of additional term loan borrowings during the first three months of 2023.

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

The Facilities have a maturity date of March 1, 2029 (the “Maturity Date”). Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of March 31, 2024, the Company had $10.3 million outstanding and $6.7 million of availability under the Revolving Facility.

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

On May 14, 2024, we entered into Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 1”), which amends the Term Credit Agreement, and Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 1” and, together with Term Amendment No. 1, the “Amendments No. 1”), which amends the Revolving Credit Agreement. The Term Amendment No. 1 increases the amount of term loans that may be borrowed by $5.0 million to a maximum of $22.0 million, which are fully drawn as of May 14, 2024. In addition, the Amendments No. 1 re-set the date certain fees payable in connection with optional prepayments are determined to May 14, 2024 and consequently extend such fees’ original expiration. The exit fees were increased by 2.50% to 6.50% of the principal amount borrowed pursuant to the Term Credit Agreement. The terms of borrowing under the Credit Agreements otherwise remain materially unchanged.

Cash Requirements

We believe that our $4.6 million of cash and cash equivalents as of March 31, 2024, together with our anticipated operating cash flows and amounts available under the Facilities, including additional term loan borrowings of $5.0 million on May 14, 2024, will be sufficient to meet our anticipated cash requirements through at least May 2025. However, we may require or seek additional capital to fund our future operations and business strategy prior to May 2025. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

We may elect to raise additional financing even before we need it if market conditions for raising additional capital are favorable. We may seek to raise additional financing through various sources, such as equity and debt financings, additional debt restructurings or refinancings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or our business, financial performance or prospects deteriorate.

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences or rights that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could further dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights or preferences granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of MidCap Financial Trust and MidCap Funding IV Trust under our Credit Agreements and/or ROS and Royalty Opportunities under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

There have been no changes in our critical accounting estimates for the three months ended March 31, 2024 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed below, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective.

Previously Reported Material Weakness in Internal Control over Financial Reporting

As previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2023, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting, which constituted two material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, our controls surrounding the completeness and accuracy of information utilized in determining the open balance sheet fair value of inventory, which includes the establishment of inventory reserves, related to the acquisition of the hardware and biologics business of Surgalign Holdings. were insufficient and did not operate at an appropriate level of precision. Our review of certain data and assumptions utilized in our valuation of opening balance sheet inventory failed to identify inconsistent assumptions related to inventory utilization and inventory costing. This constituted a material weakness. In addition to the foregoing material weakness, due to insufficient time and resources, we did not appropriately design, implement and execute sufficient controls and procedures to verify the existence of inventory on consignment that was acquired in connection with our acquisitions of Surgalign SPV. and the hardware and biologics business of Surgalign Holdings during the year ended December 31, 2023, resulting in a second material weakness.

The material weaknesses described above, if not remediated, could result in a material misstatement of one or more disclosures in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Our management, under the oversight of the Audit Committee of the Board of Directors, is continuing to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The remediation actions we are taking, and expect to take, include the following:

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Our legal proceedings are discussed in Note 14, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Entry into a Material Definitive Agreement

On May 14, 2024, we entered into Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 1”), which amends the Amended and Restated Credit, Security and Guarantee Agreement (Term Loan) by and among the Company, as guarantor, and certain of our subsidiaries, as borrowers, MidCap Financial Trust, as agent, and lenders from time to time party thereto (as amended, the “Term Credit Agreement”), and Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 1” and, together with Term Amendment No. 1, the “Amendments No. 1”), which amends the Amended and Restated Credit, Security and Guarantee Agreement (Revolving Loan) by and among the Company, as guarantor, and certain of our subsidiaries, as borrowers, MidCap Funding IV Trust, as agent, and lenders from time to time party thereto (as amended, the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”).

The Term Amendment No. 1 increases the amount of term loans that may be borrowed by $5.0 million to a maximum of $22.0 million, which are fully drawn as of May 14, 2024. In addition, the Amendments No. 1 re-set the date certain fees payable in connection with optional prepayments are determined to May 14, 2024 and consequently extend such fees’ original expiration. The exit fees were increased by 2.50% to 6.50% of the principal amount borrowed pursuant to the Term Credit Agreement. The terms of borrowing under the Credit Agreements otherwise remain materially unchanged.

The foregoing summary of the Amendments No. 1 is not complete and is qualified in its entirety by reference to the full text of the Amendments No. 1, which are filed as exhibits to this Quarterly Report on Form 10-Q.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission (“SEC”) Regulation S-K.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1†	Equity Purchase Agreement, dated February 28, 2023, by and among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.2†	Asset Purchase Agreement, dated as of June 18, 2023, between Surgalign Holdings, Inc. and Xtant Medical Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.3†	First Amendment to Asset Purchase Agreement, dated as of July 10, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

2.4†	Second Amendment to Asset Purchase Agreement, dated as of July 20, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

2.5†	Third Amendment to Asset Purchase Agreement, dated as of July 24, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Form of Executive Officer Deferred Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed herewith).

10.2	Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of March 7, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2024 (SEC File No. 001-34951) and incorporated by reference herein).

10.3	Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of March 7, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2024 (SEC File No. 001-34951) and incorporated by reference herein).

Exhibit No.	Description
10.4	Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of May 14, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed herewith).

10.5	Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of May 14, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 15, 2024	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

