Form 10-Q
period 2024-06-30
Xtant Medical Holdings, Inc.
filed 2024-08-08
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at August 2, 2024: 130,314,372.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	our ability to increase revenue and our ability to improve our gross margins, our operating expenses as a percentage of revenue, and obtain and sustain profitability;

●	our ability to become operationally self-sustaining by controlling our supply chain and becoming less reliant on production and manufacturing of our products outside of our control, which we believe will allow us to be a larger and more diverse producer of biologics;

●	our ability to integrate the products acquired as part of the acquisition of Surgalign SPV, Inc., the acquisition of certain assets and liabilities of Surgalign Holdings, Inc., and the acquisition of certain assets of RTI Surgical, Inc. and achieve future sales of those products as anticipated, especially given their respective declines in sales before we acquired them, and other risks associated with those acquisitions and any future business combinations or acquisitions we may pursue;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	our ability to implement successfully our four key growth pillars, which are focused on introducing new products; expanding our distribution network and achieving greater contract access; leveraging and penetrating adjacent markets and completing targeted strategic acquisitions;

●	risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, current and future wars, related sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other potential conflicts;

●	our ability to operate in international markets and effectively manage our international subsidiaries, which require management attention and financial resources;

●	our ability to navigate manufacturing challenges related to the production of biologics products and recover from our prior stem cell shortage and our ability to win back stem cell customers and achieve future stem cell revenue as anticipated;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	the effect of inflation and supply chain disruptions, which could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	our ability to remain competitive;

●	our ability to rebrand and integrate acquired products with our existing product line and successfully transition our customers from some of our older legacy hardware products to these new products and the anticipated adverse effect of these transitions on our organic revenue growth rate;

●	our ability to innovate, develop, introduce and market new products and technologies and the success of such new products and technologies, including our recently launched amniotic membrane allografts, SimpliGraft™ and SimpliMax™;

●	our dependence on and ability to retain and recruit independent sales agents and distributors and motivate and incentivize them to sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

ii

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our reliance on third party suppliers and manufacturers;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	the effect of infectious diseases on our business, operating results and financial condition;

●	the effect of fluctuations in foreign currency exchange rates on our earnings and our foreign currency translation adjustments;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	the ability of our clinical trials to demonstrate competent and reliable evidence of the safety and effectiveness of our products;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed and the effect of such additional financing on our business, results of operations, financial condition and stockholders;

●	our ability to service our debt and comply with the covenants in our credit agreements and the effect of our significant indebtedness on our business, results of operations, financial condition and prospects;

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities;

●	our ability to effectively remediate our outstanding material weaknesses and maintain effective internal control over financial reporting;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	our ability to maintain our stock listing on the NYSE American Exchange;

●	risks inherent in being a controlled company; and

●	the effect of a global economic slowdown, rising interest rates and the prospects for recession, a possible U.S. government shutdown, as well as past and potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could materially and adversely affect our revenue, liquidity, financial condition and results of operations.

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

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,379	$5,715
Restricted cash	99	208
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $1,012 and $920, respectively	21,187	20,731
Inventories	40,507	36,885
Prepaid and other current assets	1,800	1,330
Total current assets	68,972	64,869
Property and equipment, net	8,837	8,692
Right-of-use asset	1,117	1,523
Goodwill	7,302	7,302
Intangible assets, net	9,220	10,085
Other assets	130	141
Total Assets	$95,578	$92,612

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,875	$7,054
Accrued liabilities	8,676	10,419
Current portion of lease liability	794	830
Current portion of finance lease obligations	67	65
Line of credit	11,899	4,622
Total current liabilities	28,311	22,990
Long-term Liabilities:
Lease liability, less current portion	376	759
Finance lease obligation, less current portion	82	116
Long-term debt, plus premium and less issuance costs	21,770	17,167
Other liabilities	34	231
Total Liabilities	50,573	41,263
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 130,314,372 shares issued and outstanding as of June 30, 2024 and 130,180,031 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	296,451	294,330
Accumulated other comprehensive (loss) income	(175)	29
Accumulated deficit	(251,271)	(243,010)
Total Stockholders’ Equity	45,005	51,349
Total Liabilities & Stockholders’ Equity	$95,578	$92,612

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$29,943	$20,232	$57,816	$38,176
Cost of sales	11,361	7,773	21,932	15,180
Gross Profit	18,582	12,459	35,884	22,995

Operating Expenses
General and administrative	7,713	4,954	15,498	9,839
Sales and marketing	13,179	8,716	25,639	15,770
Research and development	636	180	1,163	354
Total Operating Expenses	21,528	13,850	42,300	25,963

Loss from Operations	(2,946)	(1,391)	(6,416)	(2,967)

Other Expense
Interest expense	(992)	(786)	(1,827)	(1,360)
Interest income	—	—	—	85
Foreign currency exchange gain	118	—	79	—
Other (expense) income	(5)	—	7	—
Total Other Expense	(879)	(786)	(1,741)	(1,275)

Net Loss from Operations Before Provision for Income Taxes	(3,825)	(2,177)	(8,157)	(4,242)

Provision for Income Taxes Current and Deferred	(36)	(13)	(104)	(26)
Net Loss	$(3,861)	$(2,190)	$(8,261)	$(4,268)

Net Loss Per Share:
Basic	$(0.03)	$(0.02)	$(0.06)	$(0.04)
Dilutive	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Shares used in the computation:
Basic	130,269,710	108,897,048	130,291,796	108,895,327
Dilutive	130,269,710	108,897,048	130,291,796	108,895,327

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(3,861)	$(2,190)	$(8,261)	$(4,268)
Other Comprehensive Loss
Foreign currency translation adjustments	(42)	—	(204)	—
Comprehensive Loss	$(3,903)	$(2,190)	$(8,465)	$(4,268)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	108,874,803	$—	$277,841	$—	$(243,670)	$34,171

Common stock issued on vesting of restricted stock units	22,245	—	—	—	—	—
Stock-based compensation	—	—	617	—	—	617
Net loss	—	—	—	—	(2,078)	(2,078)
Balance at March 31, 2023	108,897,048	—	278,458	—	(245,748)	32,710

Stock-based compensation	—	—	439	—	—	439
Net loss	—	—	—	—	(2,190)	(2,190)
Balance at June 30, 2023	108,897,048	—	278,897	—	(247,938)	30,959

Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349

Common stock issued on vesting of restricted stock units	44,496	—	—	—	—	—
Withholding on common stock upon vesting of restricted stock units	(7,986)	—	(17)	—	—	(17)
Stock-based compensation	—	—	910	—	—	910
Foreign currency translation adjustment	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(4,400)	(4,400)
Balance at March 31, 2024	130,216,541	—	295,223	(133)	(247,410)	47,680

Common stock issued on vesting of restricted stock units	97,831	—	—	—	—	—
Stock-based compensation	—	—	1,228	—	—	1,228
Foreign currency translation adjustment	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(3,861)	(3,861)
Balance at June 30, 2024	130,314,372	—	296,451	(175)	(251,271)	45,005

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(8,261)	$(4,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,003	1,274
Gain on sale of fixed assets	(142)	(21)
Non-cash interest	218	189
Stock-based compensation	2,138	1,056
Provision for reserve on accounts receivable	178	225
Provision for excess and obsolete inventory	388	243
Other	1	3

Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	(688)	(3,116)
Inventories	(4,130)	(1,733)
Prepaid and other assets	(469)	(330)
Accounts payable	(15)	954
Accrued liabilities	(2,064)	758
Net cash used in operating activities	(10,843)	(4,766)

Investing activities:
Purchases of property and equipment	(1,337)	(870)
Proceeds from sale of fixed assets	183	55
Acquisition of Surgalign SPV, Inc.	—	(17,000)
Net cash used in investing activities	(1,154)	(17,815)

Financing activities:
Payments on financing leases	(32)	(30)
Borrowings on line of credit	59,565	36,256
Repayments on line of credit	(52,288)	(34,603)
Proceeds from issuance of long term debt	5,000	5,000
Debt issuance costs	(615)	(101)
Payment of taxes from withholding of common stock on vesting of restricted stock units	(17)	—
Net cash provided by financing activities	11,613	6,522

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(61)	—

Net change in cash and cash equivalents and restricted cash	(445)	(16,059)
Cash and cash equivalents and restricted cash at beginning of period	5,923	20,507
Cash and cash equivalents and restricted cash at end of period	$5,478	$4,448
Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$5,379	$4,138
Restricted cash	99	310
Total cash and restricted cash reported in condensed consolidated balance sheets	$5,478	$4,448

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

Liquidity

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. For the six months ended June 30, 2024, we incurred a net loss of $8.3 million and negative cash flows from operating activities of $10.8 million. We believe that our $5.5 million of cash and cash equivalents as of June 30, 2024, together with our anticipated operating cash flows and amounts available under our recently amended credit facilities, as discussed further in Note 11, “Debt,” will be sufficient to meet our anticipated cash requirements through at least August 2025. However, we may require or seek additional capital to fund our future operations and business strategy prior to August 2025. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time. Additionally, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or our business, financial performance or prospects deteriorate. In addition, prior to raising additional equity or debt financing, we may be required to obtain the consent of MidCap Financial Trust and MidCap Funding IV Trust under our Credit Agreements and/or OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”) under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on the Company’s condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2024 and December 31, 2023 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against the Company’s line of credit the next business day.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2024 and 2023.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and six months ended June 30, 2024 and 2023.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options, restricted stock units, performance stock units, and shares issued under its employee stock purchase plan. ASC 718 requires companies to estimate the fair value of all share-based payment option awards on the date of grant using an option pricing model. The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period), on a straight-line basis. The Company accounts for option forfeitures as they occur.

The Company accounts for stock-based compensation for restricted stock units at their fair value, based on the closing market price of the Company’s common stock on the date of grant. These costs are recognized on a straight-line basis over the requisite service period, which is usually the vesting period.

The Company accounts for stock-based compensation for performance stock units with market-based conditions at their fair value on the date of the award using the Monte Carlo simulation model. These costs are recognized over the requisite service period, which is usually the vesting period, regardless of the likelihood of achievement of the market-based performance criteria.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2024 and 2023, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods. Our diluted earnings per share is the same as basic earnings per share, as the effects of including 24,597,501 and 18,885,572 outstanding stock options, restricted stock units and warrants for the three and six months ended June 30, 2024 and 2023, respectively, are anti-dilutive.

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

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of June 30, 2024 and December 31, 2023.

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

The Company recorded the purchase of the Transaction using the acquisition method of accounting and, accordingly, recognized the assets acquired at their fair values as of the date of acquisition. The table below represents the allocation of the total consideration for Surgalign Holdings’ assets and liabilities based on management’s estimates of their respective fair values as of August 10, 2023 (in thousands):

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

ASC 805, Business Combinations, requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration, results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all assets acquired and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Transaction resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $11.7 million and is shown as a gain on bargain purchase on our consolidated statement of operations. Upon completion of our assessment, the Company concluded that recording a gain on bargain purchase was appropriate and required under ASC 805. The bargain purchase was primarily attributable to the Transaction occurring as part of bankruptcy proceedings.

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

The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the acquisition of the assets of Surgalign Holdings, Inc., the acquisition of Surgalign SPV, Inc. and the acquisition of nanOss production operations from RTI Surgical, Inc. had been completed as of January 1, 2023 (in thousands):

Six Months Ended
June 30, 2023
Revenues	$68,191
Net loss	(5,962)

Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the acquisition of the assets of Surgalign Holdings, Inc., the acquisition of Surgalign SPV, Inc. and the acquisition of nanOss production operations from RTI Surgical, Inc. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the transactions had occurred as of January 1, 2023 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

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

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	June 30, 2024	Total Revenue	June 30, 2023	Total Revenue
Orthobiologics	$16,128	54%	$14,315	71%
Spinal implant	13,815	46%	5,917	29%
Total revenue	$29,943	100%	$20,232	100%

	Six Months Ended	Percentage of	Six Months Ended	Percentage of
	June 30, 2024	Total Revenue	June 30, 2023	Total Revenue
Orthobiologics	$31,544	55%	$27,867	73%
Spinal implant	26,272	45%	10,309	27%
Total revenue	$57,816	100%	$38,176	100%

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

(7) Inventories

Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$6,834	$7,269
Work in process	2,636	1,562
Finished goods	31,037	28,054
Total	$40,507	$36,885

(8) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$7,015	$6,858
Computer equipment	1,372	1,330
Computer software	392	230
Leasehold improvements	4,355	4,347
Surgical instruments	15,376	14,648
Assets not yet in service	877	959
Total cost	29,387	28,372
Less: accumulated depreciation	(20,550)	(19,680)
Property and equipment, net	$8,837	$8,692

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended June 30, 2024 and 2023 was $0.5 million and $0.4 million, respectively, and $1.1 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

(9) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

June 30, 2024:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(810)	$1,967
Customer List	6 years	8,000	(1,778)	6,222
Tradenames	10 years	1,190	(159)	1,031
		$11,967	$(2,747)	$9,220

December 31, 2023:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(672)	$2,105
Customer List	6 years	8,000	(1,111)	6,889
Tradenames	10 years	1,190	(99)	1,091
		$11,967	$(1,882)	$10,085

Amortization expense for both the three months ended June 30, 2024 and 2023 was $0.5 million, and $0.9 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

(10) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash compensation/commissions payable	$7,144	$8,890
Other accrued liabilities	1,532	1,529
Accrued liabilities	$8,676	$10,419

(11) Debt

Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Amounts due under the term loan	$22,000	$17,000
Accrued end-of-term payments	254	456
Less: unamortized debt issuance costs	(484)	(289)
Long-term debt, less issuance costs	$21,770	$17,167

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

On May 14, 2024, the term credit agreement was amended to increase the amount of term loans that may be borrowed by $5.0 million to a maximum of $22.0 million, which were fully drawn as of May 14, 2024. In addition, the amendments to the term credit agreement and revolving credit agreement re-set the date certain fees payable in connection with optional prepayments are determined to May 14, 2024 and consequently extend such fees’ original expiration. The exit fees were increased by 2.50% to 6.50% of the principal amount borrowed pursuant to the term credit agreement. The terms of borrowing under the term credit agreement and revolving credit agreement otherwise remain materially unchanged.

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 14.65% as of June 30, 2024. The effective rate of the revolving credit agreement was 9.94% as of June 30, 2024. As of June 30, 2024, the Company had $5.1 million available under the revolving credit agreement and was in compliance with all covenants under the credit agreements.

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

Stock Options

Stock option activity, including options granted under the 2023 Plan and 2018 Plan, was as follows for the six months ended June 30, 2024 and 2023:

	2024			2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	4,875,828	$1.31		3,360,664	$1.51
Granted	—	—		130,000	0.74
Cancelled or expired	(156,243)	1.03		(75,460)	18.61
Outstanding at June 30	4,719,585	1.32	7.28	3,415,204	1.49	7.7
Exercisable at June 30	2,313,011	1.46	6.22	1,438,894	1.93	7.3

As of June 30, 2024, there was approximately $1.6 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

Restricted stock unit activity for awards granted under the 2023 Plan and 2018 Plan was as follows for the six months ended June 30, 2024 and 2023:

	2024		2023
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	3,524,675	$1.07	3,612,433	$0.88
Granted	2,641,549	0.98	186,831	0.71
Vested	(142,327)	0.67	(22,245)	0.65
Cancelled	(155,668)	1.03	(494,121)	0.54
Outstanding at June 30	5,868,229	$1.04	3,282,898	$0.92

Total compensation expense related to unvested restricted stock units not yet recognized was $4.2 million as of June 30, 2024, which is expected to be allocated to expenses over a weighted-average period of 3.1 years.

Performance Stock Units

In April 2024, the Company began awarding performance stock units, or PSUs, under the 2023 Plan to certain executive officers and key employees. The Company has awarded an aggregate of 1,772,217 PSUs, assuming target performance, and each PSU award can be earned and vested at the end of a three-year performance period based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies and subject to continued service to the Company. The number of shares of the Company’s common stock to be issued upon vesting and settlement of the PSUs range from 0% to 200% of the target number of shares underlying the award, depending on the Company’s performance against the group of peer companies. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions: peer companies volatility was unique to each company used in simulation, Company volatility of 93.34%, risk-free interest rate of 4.53%, correlation with index of 0.06, and dividend yield of 0%.

Activity for PSU awards granted under the 2023 Plan was as follows for the six months ended June 30, 2024:

	2024
	Shares	Weighted Average Fair Value
Outstanding at January 1	—	$—
Granted	1,772,217	1.49
Forfeited	—	—
Vested	—	—
Outstanding at June 30	1,772,217	$1.49

The total compensation cost related to unvested PSUs was $2.4 million as of June 30, 2024, which is expected to be allocated to expenses over a weighted-average period of 2.7 years.

(13) Warrants

As of June 30, 2024 and December 31, 2023, there were outstanding and exercisable warrants to purchase 12,237,470 and 12,187,470 shares of our common stock at a weighted average exercise price of $1.53 per share with a weighted average remaining contractual term of 2.3 years and 2.8 years, respectively.

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

(15) Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense from continuing operations	$36	$13	$104	$26
Income from continuing operations before income taxes	$(3,825)	$(2,177)	$(8,157)	$(4,242)
Effective income tax rate	-1.0%	-0.6%	-1.3%	-0.6%

Our effective tax rate for the for the three and six months ended June 30, 2024 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

Our effective tax rate for the three and six months ended June 30, 2023 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state taxes.

As of June 30, 2024, the Company is not currently under examination by tax authorities.

(16) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid during the period for:
Interest	$774	$1,171

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

	Three Months Ended June 30,
	2024	2023
United States	$26,276	$19,987
Rest of world	3,667	245
Total revenue	$29,943	$20,232

	Six Months Ended June 30,
	2024	2023
United States	$51,409	$37,501
Rest of world	6,407	675
Total revenue	$57,816	$38,176

(19) Subsequent Event

On August 7, 2024, the Company entered into a securities purchase agreement with an accredited investor to sell shares of its common stock in a private placement. The Company agreed to issue an aggregate of 7.8 million shares of common stock at a purchase price of $0.64 per share, resulting in gross proceeds of $5.0 million. The Company expects to use the net proceeds from the private placement for working capital and other general corporate purposes. The closing of the private placement is expected to occur on or about August 9, 2024, subject to the satisfaction of customary closing conditions.

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

Since one of our key growth initiatives is to leverage our growth platform with technology and strategic acquisitions and explore other strategic transactions with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other companies, we, as a matter of course, often engage in discussions with third parties regarding such matters.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and June 30, 2023

Revenue

Total revenue for the three and six months ended June 30, 2024 was $29.9 million and $57.8 million, respectively, which represents an increase of 48% and 51%, respectively, compared to $20.2 million and $38.2 million for the three and six months ended June 30, 2023, respectively. These increases are attributed primarily to the contribution of additional sales resulting from the acquisition of the Surgalign Holdings’ hardware and biologics business.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 46%, or $3.6 million, to $11.4 million for the three months ended June 30, 2024 from $7.8 million for the three months ended June 30, 2023. Cost of sales increased by 44%, or $6.8 million, to $21.9 million for the six months ended June 30, 2024 from $15.2 million for the six months ended June 30, 2023. These increases are primarily due to greater revenue in the 2024 periods compared to the comparable 2023 periods, as mentioned above.

Gross Profit

Gross profit as a percentage of revenue increased to 62.1% for the three months ended June 30, 2024 compared to 61.6% for the same period in 2023 and increased to 62.1% for the six months ended June 30, 2024 compared to 60.2% for the same period in 2023. Of the increase for the three-month comparison, 550 basis points were due to greater scale and improved production efficiency, partially offset by 260 basis points related to increased charges for excess and obsolete inventory and non-absorbed costs and 110 basis points related to sales mix. Of the increase for the six-month comparison, 570 basis points were due to greater scale and improved production efficiency, partially offset by 200 basis points related to increased charges for excess and obsolete inventory and non-absorbed costs and 100 basis points related to higher product cost.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and professional fees, as well as occupancy costs. General and administrative expenses increased 56%, or $2.8 million, to $7.7 million for the three months ended June 30, 2024, compared to $5.0 million for the same period in 2023. General and administrative expenses increased 58%, or $5.7 million, to $15.5 million for the six months ended June 30, 2024, compared to $9.8 million for the same period in 2023. The increase for the three-month comparison is primarily attributable to $0.7 million of additional compensation expense related to additional headcount, $0.8 million additional stock-based compensation, $0.3 million additional professional service fees and $0.2 million of additional hardware and software expense. The increase for the six-month comparison is primarily attributable to $1.7 million of additional compensation expense related to additional headcount, $1.1 million of additional stock-based compensation expense, $0.7 million of additional professional service fees, $0.5 million of additional consultant fees and $0.4 million of additional hardware and software expense.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing increased 51%, or $4.5 million, to $13.2 million for the three months ended June 30, 2024, compared to $8.7 million for the same period in 2023. Sales and marketing expenses increased 63%, or $9.9 million, to $25.6 million for the six months ended June 30, 2024, compared to $15.8 million for the same period in 2023. The increase for the three-month comparison is primarily due to additional commission expense of $2.8 million resulting from revenue growth and $1.2 million of additional compensation expense related to additional headcount. The increase for the six-month comparison is primarily due to additional commission expense of $5.7 million resulting from revenue growth, $2.8 million of additional compensation expense related to additional headcount and $0.6 million of additional consulting fees.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies. Research and development expenses were $0.6 million for the three months ended June 30, 2024, compared to $0.2 million for the same period in 2023. Research and development expenses were $1.2 million for the six months ended June 30, 2024, compared to $0.4 million for the same period in 2023. The increases for the three- and six-month comparisons are primarily due to $0.2 million and $0.4 million, respectively, of compensation expense related to additional headcount.

Interest Expense

Interest expense consists of interest incurred from our debt instruments and finance leases. Interest expense was $1.0 million and $1.8 million for the three and six months ended June 30, 2024, respectively, compared to $0.8 million and $1.4 million for the three and six months ended June 30, 2023. The increase in interest expense during the three- and six-month comparisons resulted primarily from additional borrowings on our revolving line of credit and the additional borrowing of $5.0 million under our term credit agreement in May 2024.

Provision for Income Taxes Current and Deferred

The increase in income tax expense for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to an increase in cash taxes in the domestic and foreign jurisdictions in 2024.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$5,478	$5,923
Accounts receivable, net	21,187	20,731
Inventories	40,507	36,885
Total current assets	68,972	64,899
Accounts payable	6,875	7,054
Accrued liabilities	8,676	10,419
Line of credit	11,899	4,622
Total current liabilities	28,311	22,990
Net working capital	40,661	41,879

Cash Flows

Net cash used in operating activities for the first six months of 2024 was $10.8 million compared to $4.8 million for the first six months of 2023. This increase in net cash used in operating activities relates primarily to the combination of the increase in net losses during the first six months of 2024 compared to the prior year period and the effects of changes in operating assets and liabilities.

Net cash used in investing activities for the first six months of 2024 was $1.2 million compared to $17.8 million for the first six months of 2023. This decrease relates primarily to the use of $17.0 in cash for the acquisition of Surgalign SPV, Inc. during the first six months of 2023.

Net cash provided by financing activities for the first six months of 2024 was $11.6 million compared to $6.5 million for the first six months of 2023. This increase relates primarily to $5.6 million of additional borrowings under the Revolving Facility, as defined below, net of repayments.

Current and Prior Credit Facilities

On March 7, 2024, the Company, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (as amended from time to time, the “Term Credit Agreement”) and an Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (as amended from time to time, the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust, each in its respective capacity as agent, and lenders from time to time party thereto. These Credit Agreements amend and restate the Credit, Security and Guaranty Agreement, dated as of May 6, 2021 (Term Loan), as amended (the “Prior Term Credit Agreement”), and the Credit, Security and Guaranty Agreement, dated as of May 6, 2021 (Revolving Loan), as amended (the “Prior Revolving Credit Agreement” and, together with the Prior Term Credit Agreement, the “Prior Credit Agreements”), in each case, by and among the Borrowers, the Company and MidCap Financial Trust and MidCap Funding IV Trust, as respective agents, and the lenders from time to time party thereto.

On May 14, 2024, we entered into Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 1”), which amends the Term Credit Agreement, and Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 1” and, together with Term Amendment No. 1, the “Amendments No. 1”), which amends the Revolving Credit Agreement. The Term Amendment No. 1 increases the amount of term loans that may be borrowed by $5.0 million to a maximum of $22.0 million, which are fully drawn as of June 30, 2024. In addition, the Amendments No. 1 re-set the date certain fees payable in connection with optional prepayments are determined to May 14, 2024 and consequently extend such fees’ original expiration. The exit fees were increased by 2.50% to 6.50% of the principal amount borrowed pursuant to the Term Credit Agreement. The terms of borrowing under the Credit Agreements otherwise remain materially unchanged.

The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the secured term credit facility under the Term Credit Agreement, the “Facilities”) under which the Borrowers may borrow up to $17.0 million (such amount, the “Revolving Loan Commitment”) at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

The Facilities have a maturity date of March 1, 2029 (the “Maturity Date”). Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of June 30, 2024, the Company had $11.9 million outstanding and $5.1 million of availability under the Revolving Facility.

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

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. As of June 30, 2024, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $5.5 million of cash and cash equivalents as of June 30, 2024, together with the net proceeds to our recent $5.0 million private placement, our anticipated operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least August 2025. However, we may require or seek additional capital to fund our future operations and business strategy prior to August 2025. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

There have been no changes in our critical accounting estimates for the three months ended June 30, 2024 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed below, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2024, we issued a warrant to purchase 50,000 shares of our common stock to one of our vendors in exchange for anticipated services to be rendered, which warrant has an $0.82 per share exercise price, a term through April 22, 2029 and vests in equal monthly installments from April 22, 2024. The offer and sale of the warrant to the vendor was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as it did not involve any public offering and was made without general solicitation or general advertising.

We did not sell any other unregistered equity securities of our Company during the quarter ended June 30, 2024.

item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4.	MINE SAFETY DISCLOSURES

Not applicable.

item 5.	OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission (“SEC”) Regulation S-K.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Departure of Chief Commercial Officer

As part of the integration activities undertaken following our acquisition of the hardware and biologics business of Surgalign Holdings, we are restructuring and streamlining our sales organization and in connection thereto are eliminating the position of Chief Commercial Officer held by Kevin D. Brandt effective as of August 16, 2024. As a result of the elimination of this position, Sean E. Browne, the Company’s Chief Executive Officer, will assume the role of head of sales.

In connection with Mr. Brandt’s termination and pursuant to the terms of his employment agreement with the Company, we anticipate entering into a Separation Agreement with Mr. Brandt (the “Separation Agreement”) pursuant to which and in exchange for his execution and non-revocation of a general release of claims against the Company and its subsidiaries and affiliates and his compliance with certain covenants contained in his employment agreement and the Separation Agreement, he will be entitled to receive: (i) continuing severance pay at a rate equal to his base salary for 12 months from the date of termination of employment, less all required tax withholdings and other applicable deductions, payable in accordance with our standard payroll procedures, and (ii) if timely elected, payment of COBRA continuation coverage premiums for up to 12 months. The Separation Agreement also will include customary non-disparagement and confidentiality undertakings by Mr. Brandt.

The foregoing summary of the Separation Agreement is not complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which if executed by the parties thereto will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.

Amendment to Sean Browne Employment Agreement

Effective as of August 8, 2024, we entered into Amendment No. 1 to Employment Agreement with Sean E. Browne, the Company’s Chief Executive Officer (the “Amendment”), which Amendment reflects the following changes to Mr. Browne’s employment agreement:

●	In the event Mr. Browne is terminated by the Company without “cause” or by Mr. Browne for “good reason” in connection with or within 12 months after a “change in control” (as such terms are defined in the agreement), the Amendment entitles Mr. Browne to receive (i) a lump-sum severance payment equal to 1.5 times the sum of his base salary plus his annual target bonus, rather than a lump-sum severance payment equal to his base salary; and (ii) if timely elected, payment of COBRA continuation coverage premiums for up to 18 months, instead of 12 months. To be eligible to receive these payments, Mr. Browne will be required to execute and not revoke a release of claims against the Company.

●	The definition of “change in control” has been revised to clarify that a “change in control” for purposes of Mr. Browne’s employment agreement does not include any change in percentage ownership of the Company held by OrbiMed Advisors LLC or any of its affiliates, whether as a result of the sale or other transfer of its shares, a conversion of debt into equity, or otherwise, or the sale or other transfer of shares of capital stock of the Company by OrbiMed Advisors LLC or any of its affiliates to one or more third parties regardless of the percentage ownership of the Company acquired by such third party or third parties.

The foregoing summary of the Amendment is not complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

item 6.	EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1†	Equity Purchase Agreement, dated February 28, 2023, by and among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.2†	Asset Purchase Agreement, dated as of June 18, 2023, between Surgalign Holdings, Inc. and Xtant Medical Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.3†	First Amendment to Asset Purchase Agreement, dated as of July 10, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

2.4†	Second Amendment to Asset Purchase Agreement, dated as of July 20, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

2.5†	Third Amendment to Asset Purchase Agreement, dated as of July 24, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

4.1	Form of Vendor Common Stock Purchase Warrant (filed herewith).

10.1	Form of Employee Performance Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.2	Amendment No. 1 to Employment Agreement effective as of August 8, 2024 between Xtant Medical Holdings, Inc. and Sean E. Browne (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity (Deficit), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

XTANT MEDICAL HOLDINGS, INC.

Date: August 8, 2024	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

