Form 10-Q
period 2024-09-30
Xtant Medical Holdings, Inc.
filed 2024-11-12
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at November 7, 2024: 139,008,456.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

September 30, 2024

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	our ability to increase revenue and our ability to improve our gross margins, our operating expenses as a percentage of revenue, and obtain and sustain profitability;

●	our ability to maintain sufficient liquidity to fund our operations and obtain financing on reasonable terms when needed and the effect of such additional financing on our business, results of operations, financial condition and stockholders;

●	our ability to become operationally self-sustaining by controlling our supply chain, especially with respect to stem cells, and becoming less reliant on production and manufacturing of our products outside of our control, which we believe will allow us to be a larger and more diverse producer of biologics;

●	our dependence on and ability to retain and recruit independent sales agents and distributors with appropriate expertise and motivate and incentivize them to engage with customers and sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to integrate the products acquired as part of the acquisition of Surgalign SPV, Inc., the acquisition of certain assets and liabilities of Surgalign Holdings, Inc., and the acquisition of certain assets of RTI Surgical, Inc. and achieve future sales of those products as anticipated, especially given their respective declines in sales before we acquired them, and other risks associated with those acquisitions and any future business combinations or acquisitions we may pursue;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins, and the possibility that we may become more in the OEM business;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	our ability to implement successfully our four key growth pillars, which are focused on introducing new products; expanding our distribution network and achieving greater contract access; leveraging and penetrating adjacent markets and completing targeted strategic acquisitions;

●	risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, current and future wars, related sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other potential conflicts;

●	our ability to operate in international markets and effectively manage our international subsidiaries, which require management attention and financial resources;

●	our ability to navigate manufacturing challenges related to the production of biologics products and recover from our prior stem cell shortage and our ability to win back stem cell customers and achieve future stem cell revenue as anticipated;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

ii

●	the effect of inflation and supply chain disruptions, which could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	our ability to remain competitive;

●	our ability to rebrand and integrate acquired products with our existing product line and successfully transition our customers from some of our older legacy hardware products to these new products and the anticipated adverse effect of these transitions on our organic revenue growth rate;

●	our ability to innovate, develop, introduce, market and license new products and technologies and the success of such new products and technologies, including our recently launched Cortera® Posterior Fixation System, viable bone matrix, OsteoVive® Plus, and amniotic membrane allografts, SimpliGraft™ and SimpliMax™;

●	our reliance on third party suppliers and manufacturers;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	the effect of infectious diseases on our business, operating results and financial condition;

●	the effect of fluctuations in foreign currency exchange rates on our earnings and our foreign currency translation adjustments;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	the ability of our clinical trials to demonstrate competent and reliable evidence of the safety and effectiveness of our products;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our ability to service our debt and comply with the covenants in our credit agreements and the effect of our significant indebtedness on our business, results of operations, financial condition and prospects;

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities;

●	our ability to effectively remediate our outstanding material weaknesses and maintain effective internal control over financial reporting;

●	our ability to license certain of our intellectual property on commercially reasonable terms and our ability to maintain any such licenses;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	our ability to maintain our stock listing on the NYSE American Exchange;

●	risks inherent in being a controlled company; and

●	the effect of a global economic slowdown, rising interest rates and the prospects for recession, a possible U.S. government shutdown in December 2024, as well as past and potential future disruptions in access to bank deposits or lending commitments due to bank failures, which could materially and adversely affect our revenue, liquidity, financial condition and results of operations.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,596	$5,715
Restricted cash	490	208
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $1,038 and $920, respectively	20,545	20,731
Inventories	41,886	36,885
Prepaid and other current assets	1,893	1,330
Total current assets	71,410	64,869
Property and equipment, net	10,284	8,692
Right-of-use asset, net	995	1,523
Goodwill	7,302	7,302
Intangible assets, net	8,788	10,085
Other assets	103	141
Total Assets	$98,882	$92,612

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,298	$7,054
Accrued liabilities	8,871	10,419
Current portion of lease liability	795	830
Current portion of finance lease obligations	68	65
Line of credit	12,887	4,622
Current portion of long-term debt	2,750	—
Total current liabilities	33,669	22,990
Long-term Liabilities:
Lease liability, less current portion	247	759
Finance lease obligation, less current portion	65	116
Long-term debt, plus premium and less issuance costs	19,138	17,167
Other liabilities	38	231
Total Liabilities	53,157	41,263
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 138,680,874 shares issued and outstanding as of September 30, 2024 and 130,180,031 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	301,966	294,330
Accumulated other comprehensive loss (income)	54	29
Accumulated deficit	(256,295)	(243,010)
Total Stockholders’ Equity	45,725	51,349
Total Liabilities & Stockholders’ Equity	$98,882	$92,612

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Revenue	$27,937	$25,019	$85,754	$63,195
Cost of Sales	11,630	9,685	33,562	24,865
Gross Profit	16,307	15,334	52,192	38,330

Operating Expenses
General and administrative	7,493	7,144	22,991	16,983
Sales and marketing	11,890	11,085	37,530	26,855
Research and development	701	490	1,863	844
Total Operating Expenses	20,084	18,719	62,384	44,682

Loss from Operations	(3,777)	(3,385)	(10,192)	(6,352)

Other (Expense) Income
Interest expense	(1,199)	(760)	(3,026)	(2,120)
Interest income	—	48	—	133
Foreign currency exchange gain	27	—	106	—
Other expense	(13)	—	(6)	—
Bargain purchase gain	—	11,028	—	11,028
Total Other (Expense) Income	(1,185)	10,316	(2,926)	9,041

Net (Loss) Income from Operations Before Provision for Income Taxes	(4,962)	6,931	(13,118)	2,689

Provision for Income Taxes Current and Deferred	(62)	2,300	(166)	2,274
Net (Loss) Income	$(5,024)	$9,231	$(13,284)	$4,963

Net (Loss) Income Per Share:
Basic	$(0.04)	$0.07	$(0.10)	$0.04
Dilutive	$(0.04)	$0.07	$(0.10)	$0.04

Shares used in the computation:
Basic	135,100,233	128,140,238	131,881,302	115,380,792
Dilutive	135,100,233	135,663,274	131,881,302	123,832,401

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (Loss) Income	$(5,024)	$9,231	$(13,284)	$4,963
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	229	(146)	25	(146)
Comprehensive (Loss) Income	$(4,795)	$9,085	$(13,259)	$4,817

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349

Common stock issued on vesting of restricted stock units	44,496	—	—	—	—	—
Withholding on common stock upon vesting of restricted stock units	(7,986)	—	(17)	—	—	(17)
Stock-based compensation	—	—	910	—	—	910
Foreign currency translation adjustment	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(4,400)	(4,400)
Balance at March 31, 2024	130,216,541	—	295,223	(133)	(247,410)	47,680

Common stock issued on vesting of restricted stock units	97,831	—	—	—	—	—
Stock-based compensation	—	—	1,228	—	—	1,228
Foreign currency translation adjustment	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(3,861)	(3,861)
Balance at June 30, 2024	130,314,372	$—	$296,451	$(175)	$(251,271)	$45,005

Private placement of common stock, net of issuance costs of $191	7,812,500	—	4,456	—	—	4,456
Exercise of stock options	19,858	—	13	—	—	13
Common stock issued on vesting of restricted stock units	689,977	—	—	—	—	—
Withholding of common stock upon vesting of restricted stock units	(155,833)	—	(93)	—	—	(93)
Stock-based compensation	—	—	1,139	—	—	1,139
Foreign currency translation adjustment	—	—	—	229	—	229
Net loss	—	—	—	—	(5,024)	(5,024)
Balance at September 30, 2024	138,680,874	—	301,966	54	(256,295)	45,725

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	108,874,803	$—	$277,841	$—	$(243,670)	$34,171
Common stock issued on vesting of restricted stock units	22,245	—	—	—	—	—
Stock-based compensation	—	—	617	—	—	617
Net loss	—	—	—	—	(2,078)	(2,078)
Balance at March 31, 2023	108,897,048	—	278,458	—	(245,748)	32,710

Stock-based compensation	—	—	439	—	—	439
Net loss	—	—	—	—	(2,190)	(2,190)
Balance at June 30, 2023	108,897,048	$—	$278,897	$—	$(247,938)	$30,959

Private placement of common stock, net of issuance costs of $175	20,000,000	—	14,011	—	—	14,011
Common stock issued on vesting of restricted stock units	992,287	—	—	—	—	—
Withholding of common stock upon vesting of restricted stock units	(100,388)	—	(119)	—	—	(119)
Stock-based compensation	—	—	745	—	—	745
Foreign currency translation adjustment	—	—	—	(146)	—	(146)
Net income	—	—	—	—	9,231	9,231
Balance at September 30, 2023	129,788,947	—	293,534	(146)	(238,707)	54,681

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net (loss) income	$(13,284)	$4,963
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,076	2,157
Gain on disposal of fixed assets	(182)	(104)
Non-cash interest	369	266
Non-cash rent	(18)	5
Stock-based compensation	3,277	1,801
Provision for expected credit losses	330	316
Provision for excess and obsolete inventory	695	398
Release of valuation allowance	—	(2,394)
Gain on bargain purchase	—	(11,028)
Other	17	—

Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	(128)	(7,047)
Inventories	(5,657)	(1,669)
Prepaid and other assets	(503)	69
Accounts payable	1,290	1,298
Accrued liabilities	(1,843)	2,369
Net cash used in operating activities	(12,561)	(8,600)

Investing activities:
Purchases of property and equipment	(3,441)	(1,093)
Proceeds from sale of fixed assets	278	70
Acquisition of Surgalign SPV, Inc.	—	(17,000)
Acquisition of Surgalign Holdings, Inc.’s hardware and biologics business, net of cash acquired	—	(4,448)
Net cash used in investing activities	(3,163)	(22,471)

Financing activities:
Payments on financing leases	(49)	(46)
Borrowings on line of credit	86,315	55,345
Repayments on line of credit	(78,050)	(54,724)
Proceeds from private placement, net of cash issuance costs	4,456	14,011
Net proceeds from issuance of long-term debt, net of issuance costs	5,000	4,899
Payments on long term debt	(648)	—
Proceeds from the exercise of stock based compensation	13	—
Payments of taxes from withholding of common stock on vesting of restricted stock units	(110)	(119)
Net cash provided by financing activities	16,927	19,366

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(40)	(53)

Net change in cash and cash equivalents and restricted cash	1,163	(11,758)
Cash and cash equivalents and restricted cash at beginning of period	5,923	20,507
Cash and cash equivalents and restricted cash at end of period	$7,086	$8,749

Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$6,596	$8,664
Restricted cash	490	85
Total cash and restricted cash reported in condensed consolidated balance sheets	$7,086	$8,749

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

Liquidity

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. For the nine months ended September 30, 2024, we incurred a net loss of $13.3 million and negative cash flows from operating activities of $12.6 million. We believe that our $6.6 million of cash and cash equivalents as of September 30, 2024, together with our anticipated operating cash flows and amounts available under our credit facilities, as discussed further in Note 11, “Debt,” will be sufficient to meet our anticipated cash requirements through at least November 2025. However, we may require or seek additional capital to fund our future operations and business strategy prior to November 2025. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time. Additionally, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or our business, financial performance or prospects deteriorate. In addition, prior to raising additional equity or debt financing, we may be required to obtain the consent of MidCap Financial Trust and MidCap Funding IV Trust under our Credit Agreements and/or OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”) under our Investor Rights Agreement with them, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

Private Placement

On August 7, 2024, we entered into a securities purchase agreement pursuant to which we issued an aggregate of 7,812,500 shares of common stock to accredited investors in a private placement at a per share purchase price of $0.64 at a closing held on August 9, 2024. The gross proceeds to us from the private placement were $5.0 million, before deducting estimated offering fees and expenses payable by us. We expect to use the net proceeds of $4.5 million from the private placement for working capital and other general corporate purposes.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The September 30, 2024 and December 31, 2023 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2024 and 2023.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and nine months ended September 30, 2024 and 2023.

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

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of September 30, 2024 and December 31, 2023.

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

We funded the Purchase Price with cash on hand and approximately $5.0 million of indebtedness incurred under our term loan, refer to Note 11 – Debt for additional information.

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

The acquisition strengthened the Company’s spine portfolio with the addition of the Coflex Business. Coflex is a differentiated and minimally invasive motion preserving stabilization implant that had a premarket application approved by the U.S. Food and Drug Administration for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. This potential benefit resulted in the Company paying a premium for the acquisition resulting in the recognition of $3.3 million in goodwill. For tax purposes, goodwill is deductible.

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

The Transaction was conducted through a process supervised by the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) in connection with Surgalign Holdings’ bankruptcy proceedings; and therefore, we acquired the Assets with limited representations and warranties. The Bankruptcy Court issued a Sale Order on August 9, 2023 approving and authorizing the Transaction. We funded the purchase price of $5.0 million, plus Liabilities, with cash on hand.

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

ASC 805, Business Combinations, requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration, results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all assets acquired and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Transaction resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $12.0 million and is shown as a gain on bargain purchase on our condensed consolidated statement of operations. Upon completion of our assessment, we concluded that recording a gain on bargain purchase was appropriate and required under ASC 805. The bargain purchase was primarily attributable to the Transaction occurring as part of bankruptcy proceedings.

The Company believes that the Transaction will strengthen our growing orthobiologics and spinal fusion device portfolio, while expanding our commercial footprint with new contracts and distributors.

(4) Acquisition of NanOss Production Operations

On October 23, 2023, the Company acquired the nanOss production operations from RTI Surgical, Inc. (“RTI”) pursuant to an Asset Purchase Agreement dated October 23, 2023 between the Company and RTI (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, the Company acquired certain assets, including equipment and inventory, used in RTI’s synthetic bone graft business and assumed from RTI the lease for the nanOss production facility located in Greenville, North Carolina. The purchase price for the assets was $2.0 million in cash on hand plus $0.2 million of contingent payments based on future sales of next generation nanOss products. The Company previously acquired nanOss distribution rights and certain nanOss intellectual property with the acquisition of assets related to the biologics and spinal fixation business of Surgalign Holdings, Inc. in August 2023. The potential benefit associated with the improved economics of internal production of nanOss products resulted in the Company paying a premium for the acquisition resulting in the recognition of $0.6 million of goodwill. For tax purposes, goodwill is deductible.

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

The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the Transaction, the acquisition of Surgalign SPV, Inc. and the acquisition of nanOss production operations from RTI Surgical, Inc. had been completed as of January 1, 2023 (in thousands):

Nine Months Ended
September 30, 2023
Revenues	$97,842
Net loss	(11,570)

Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the Transaction, the acquisition of Surgalign SPV, Inc. and the acquisition of nanOss production operations from RTI Surgical, Inc. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the transactions had occurred as of January 1, 2023 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

Revenue was approximately $10.5 million and net losses were approximately $0.3 million for Surgalign SPV and the hardware and biologics business of Surgalign Holdings, collectively, from the dates of acquisition to September 30, 2023.

(5) Revenue

In the United States, the Company generates most of its revenue from independent commissioned sales agents. The Company consigns its orthobiologics products to hospitals and consigns or loans its spinal implant sets to independent sales agents. The spinal implant sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. Consigned sets are managed by the sales agent to service hospitals that are high volume users for multiple procedures.

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

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer. At September 30, 2024, $0.6 million was included in revenue for products that had not shipped.

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2024	Percentage of Total Revenue	September 30, 2023	Percentage of Total Revenue
Orthobiologics	$16,579	59%	$15,665	63%
Spinal implant	11,358	41%	9,354	37%
Total revenue	$27,937	100%	$25,019	100%

	Nine Months Ended		Nine Months Ended
	September 30, 2024	Percentage of Total Revenue	September 30, 2023	Percentage of Total Revenue
Orthobiologics	$48,123	56%	$43,531	69%
Spinal implant	37,631	44%	19,664	31%
Total revenue	$85,754	100%	$63,195	100%

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

(7) Inventories

Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$7,172	$7,269
Work in process	2,820	1,562
Finished goods	31,894	28,054
Total	$41,886	$36,885

(8) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$7,120	$6,858
Computer equipment	1,234	1,330
Computer software	361	230
Leasehold improvements	4,382	4,347
Surgical instruments	17,275	14,648
Assets not yet in service	905	959
Total cost	31,277	28,372
Less: accumulated depreciation	(20,993)	(19,680)
Property and equipment, net	$10,284	$8,692

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended September 30, 2024 and 2023 was $0.7 million and $0.5 million, respectively, and $1.8 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

(9) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

September 30, 2024:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(879)	$1,898
Customer List	6 years	8,000	(2,112)	5,888
Tradenames	10 years	1,190	(188)	1,002
		$11,967	$(3,179)	$8,788

December 31, 2023:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(672)	$2,105
Customer List	6 years	8,000	(1,111)	6,889
Tradenames	10 years	1,190	(99)	1,091
		$11,967	$(1,882)	$10,085

Amortization expense for both the three months ended September 30, 2024 and 2023 was $0.4 million, and $1.3 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

(10) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash compensation/commissions payable	$6,826	$8,890
Other accrued liabilities	2,045	1,529
Accrued liabilities	$8,871	$10,419

(11) Debt

Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Amounts due under the term loan	$22,000	$17,000
Accrued end-of-term payments	359	456
Less: unamortized debt issuance costs	(471)	(289)
Less: current maturities	(2,750)	—
Long-term debt, less issuance costs	$19,138	$17,167

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

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 14.58% as of September 30, 2024. The effective rate of the revolving credit agreement was 9.82% as of September 30, 2024. As of September 30, 2024, the Company had $3.8 million available under the revolving credit agreement and was in compliance with all covenants under the credit agreements.

(12) Stock-Based Compensation

On July 26, 2023, our stockholders approved and adopted the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which replaced the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Plan”) with respect to future grants of equity awards, although the 2018 Plan continues to govern equity awards granted under the 2018 Plan. The 2023 Plan permits the Board of Directors, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board of Directors may select 2023 Plan participants and determine the nature and amount of awards to be granted. The maximum number of shares of our common stock available for issuance under the 2023 Plan, subject to adjustment pursuant to the terms of the 2023 Plan, is (i) 5,500,000 shares of common stock; (ii) 7,695,812 shares of common stock remaining available for issuance under the 2018 Plan but not subject to outstanding awards under the 2018 Plan as of July 26, 2023; and (iii) up to 6,686,090 shares of common stock subject to awards outstanding under the 2018 Plan as of July 26, 2023 but only to the extent such awards are subsequently forfeited, cancelled, expire, or otherwise terminate without the issuance of such shares of common stock after such date.

Stock Options

Stock option activity, including options granted under the 2023 Plan and the 2018 Plan was as follows for the nine months ended September 30, 2024 and 2023:

	2024			2023
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1	4,875,828	$1.31		3,360,664	$1.51
Granted	—	—		1,602,013	1.16
Exercised	(19,858)	0.64		—	—
Cancelled or expired	(397,032)	$1.16		(86,849)	$6.58
Outstanding at September 30	4,458,938	$1.32	6.6	4,875,828	$1.31	8.2
Exercisable at September 30	2,779,049	$1.41	5.9	1,519,973	$1.59	7.1

As of September 30, 2024, there was approximately $1.1 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.5 years. There were no options granted during the nine months ended September 30, 2024.

Deferred Stock Units and Restricted Stock Units

Deferred stock unit and restricted stock unit activity for awards granted under the 2023 Plan and the 2018 Plan was as follows for the nine months ended September 30, 2024 and 2023:

	2024		2023
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	3,524,675	$1.07	3,612,433	$0.88
Granted	4,195,363	$0.84	1,942,614	$1.15
Vested	(1,482,056)	$1.08	(1,014,532)	$0.68
Cancelled	(675,820)	$0.90	(494,121)	$0.54
Outstanding at September 30	5,562,162	$0.91	4,046,394	$1.10

Total compensation expense related to unvested deferred stock units and restricted stock units not yet recognized was $4.0 million as of September 30, 2024, which is expected to be allocated to expenses over a weighted-average period of 2.7 years.

Performance Stock Units

During 2024, the Company began awarding performance stock units, or PSUs, under the 2023 Plan to certain executive officers and key employees. The Company has awarded an aggregate of 1,894,985 PSUs, assuming target performance, and each PSU award can be earned and vested at the end of a three-year performance period based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies and subject to continued service to the Company. The number of shares of the Company’s common stock to be issued upon vesting and settlement of the PSUs range from 0% to 200% of the target number of shares underlying the award, depending on the Company’s performance against the group of peer companies. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions: the volatility of the peer companies was unique to each company used in simulation, Company volatility of 93.34%, risk-free interest rate of 4.53%, correlation with index of 0.06, and dividend yield of 0%.

Activity for PSU awards granted under the 2023 Plan was as follows for the nine months ended September 30, 2024:

	2024
	Shares	Weighted Average Fair Value
Outstanding at January 1	—	$—
Granted	1,894,985	1.49
Forfeited	(184,209)	1.49
Vested	—	—
Outstanding at September 30	1,710,776	$1.49

The total compensation cost related to unvested PSUs was $2.1 million as of September 30, 2024, which is expected to be allocated to expenses over a weighted-average period of 2.4 years.

(13) Warrants

Warrant activity was as follows for the nine months ended September 30, 2024:

	2024
	Common Stock Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2024	12,187,470	$1.53
Issued	50,000	0.82
Outstanding as of September 30, 2024	12,237,470	$1.53

As of September 30, 2024 and December 31, 2023, the weighted average remaining contractual term of outstanding warrants was 2.0 years and 2.8 years, respectively.

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

(15) Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense (benefit) from continuing operations	$62	$(2,300)	$166	$(2,274)
Income (loss) from continuing operations before income taxes	$(4,962)	$6,931	$(13,118)	$2,689
Effective income tax rate	-1.2%	-33.2%	-1.3%	-84.6%

Our effective tax rate for the three and nine months ended September 30, 2024 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

Our effective tax rate for the three and nine months ended September 30, 2023 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state taxes.

As of September 30, 2024, the Company is not currently under examination by tax authorities.

(16) Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net (loss) income per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net (loss) income per share was the same as basic net (loss) income per share for the three and nine months ended September 30, 2024, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for those periods.

The table below sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(5,024)	$9,231	$(13,284)	$4,963
Denominator:
Basic – weighted average shares outstanding	135,100,233	128,140,238	131,881,302	115,380,792
Effect of dilutive securities:
Employee restricted stock units	-	2,270,924	-	3,199,497
Warrants	-	5,252,112	-	5,252,112
Diluted – weighted average shares outstanding	135,100,233	135,663,274	131,881,302	123,832,401
Basic (loss) earnings per share	(0.04)	0.07	(0.10)	0.04
Diluted (loss) earnings per share	(0.04)	0.07	(0.10)	0.04

For the three months ended September 30, 2024 and 2023, 22,289,457 and 13,856,656 stock options, restricted stock units and warrants were excluded for the diluted (loss) earnings per share calculation as they were anti-dilutive. For the nine months ended September 30, 2024 and 2023, 22,289,457 and 12,658,083 stock options, restricted stock units and warrants were excluded for the diluted (loss) earnings per share calculation as they were anti-dilutive.

(17) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,657	$1,854

(18) Related Party Transactions

As described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies,” and Note 19, “Related Party Transactions,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, we are party to an Investor Rights Agreement, as amended, Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owns 52.5% of the Company’s common stock.

All related party transactions are reviewed and approved by the Audit Committee or the disinterested members of the full Board of Directors.

(19) Segment and Geographic Information

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

	Three Months Ended September 30,
	2024	2023
United States	$25,342	$23,433
Rest of world	2,595	1,586
Total revenue	$27,937	$25,019

	Nine Months Ended September 30,
	2024	2023
United States	$76,752	$60,932
Rest of world	9,002	2,263
Total revenue	$85,754	$63,195

(20) Subsequent Event

On October 22, 2024, the Company entered into a licensing agreement with a distributor granting an exclusive, nontransferable, non-sublicensable, royalty-bearing right and license to manufacture and commercialize in the United States the Company’s SimpliMax™ product and the trademarks associated therewith during the term of the agreement and subject to certain limitations as set forth therein. Under the terms of the agreement, the Company received a one-time, up front, non-refundable, non-creditable cash payment of $1.5 million. Beginning in 2025, the Company is entitled to quarterly royalty payments based on the volume of product sold by the distributor. These royalty payments include guaranteed minimums, which aggregate to $3.75 million during 2025. The agreement has an initial term of one year and is automatically renewable in one-year terms unless either party thereto provides written notice of non-renewal six months prior to the then-current term or earlier termination as provided under the agreement, including in the event of a CMS Policy Change, as defined in the agreement.

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

We have an extensive sales channel of independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network hospitals (“IDNs”) and through group purchasing organizations (“GPOs”). We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is the United States market, we promote and sell our products internationally through direct sales representatives and stocking distribution partners in Europe, Canada, Mexico, South America, Australia, and certain Pacific region countries.

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products, including our Cortera® Posterior Fixation System, viable bone matrix, OsteoVive® Plus, and amniotic membrane allografts, SimpliGraft™ and SimpliMax™; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. In furtherance of our growth initiatives, and as described elsewhere in this report, we made the following three acquisitions last year:

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and September 30, 2023

Revenue

Total revenue for the three and nine months ended September 30, 2024 was $27.9 million and $85.8 million, respectively, which represents an increase of 12% and 36%, respectively, compared to $25.0 million and $63.2 million for the three and nine months ended September 30, 2023, respectively. These increases are attributed primarily to the contribution of additional sales resulting from the acquisition of the Surgalign Holdings’ hardware and biologics business, partially offset by reduced surgical procedures using our products in the current year periods as compared to the respective prior year periods.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 20%, or $1.9 million, to $11.6 million for the three months ended September 30, 2024 from $9.7 million for the three months ended September 30, 2023. Cost of sales increased by 35%, or $8.7 million, to $33.6 million for the nine months ended September 30, 2024 from $24.9 million for the nine months ended September 30, 2023. These increases are primarily due to greater revenue in the 2024 periods compared to the comparable 2023 periods, as mentioned above.

Gross Profit

Gross profit as a percentage of revenue decreased to 58.4% for the three months ended September 30, 2024 compared to 61.3% for the same period in 2023 and increased to 60.9% for the nine months ended September 30, 2024 compared to 60.7% for the same period in 2023. Of the decrease for the three-month comparison, 350 basis points were due to reduced production throughput, partially offset by 100 basis points related to additional scale. Of the increase for the nine-month comparison, 250 basis points were due to greater scale, partially offset by 150 basis points related to reduced production throughput.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and professional fees, as well as occupancy costs. General and administrative expenses increased 5%, or $0.4 million, to $7.5 million for the three months ended September 30, 2024, compared to $7.1 million for the same period in 2023. General and administrative expenses increased 35%, or $6.0 million, to $23.0 million for the nine months ended September 30, 2024, compared to $17.0 million for the same period in 2023. The increase for the three-month comparison is primarily attributable to $0.5 million of severance expense and $0.4 million of additional stock-based compensation. These increases were partially offset by reduced expense of $0.2 million related to various compensation plans. The increase for the nine-month comparison is primarily attributable to $1.4 million of additional expense related to various compensation plans, $1.5 million of additional stock-based compensation expense, $0.9 million of additional professional service fees, $0.5 million of additional hardware and software expense and $0.5 million of severance expense.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing increased 7%, or $0.8 million, to $11.9 million for the three months ended September 30, 2024, compared to $11.1 million for the same period in 2023. Sales and marketing expenses increased 40%, or $10.7 million, to $37.5 million for the nine months ended September 30, 2024, compared to $26.9 million for the same period in 2023. The increase for the three-month comparison is primarily due to additional commission expense of $0.6 million resulting from revenue growth. The increase for the nine-month comparison is primarily due to additional commission expense of $6.3 million resulting from revenue growth and $3.0 million of additional compensation expense related to additional headcount.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies. Research and development expenses were $0.7 million for the three months ended September 30, 2024, compared to $0.5 million for the same period in 2023. Research and development expenses were $1.9 million for the nine months ended September 30, 2024, compared to $0.8 million for the same period in 2023. The increases for the three- and nine-month comparisons are primarily due to $0.1 million and $0.5 million, respectively, of compensation expense related to additional headcount.

Interest Expense

Interest expense consists of interest incurred from our debt instruments and finance leases. Interest expense was $1.2 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, compared to $0.8 million and $2.1 million for the three and nine months ended September 30, 2023. The increases in interest expense during the three- and nine-month comparisons resulted primarily from additional borrowings on our revolving line of credit and the additional borrowing of $5.0 million under our term credit agreement in May 2024.

Provision for Income Taxes Current and Deferred

Income tax expense for the three months ended September 30, 2024 was $0.1 million compared to income tax benefit of $2.3 million for the same period in 2023. The change resulted primarily from the tax benefit associated with release of valuation allowance resulting from recognition of deferred tax liabilities in purchase accounting during the three months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2024 was $0.2 million compared to income tax benefit of $2.3 million for the same period in 2023. The change resulted primarily from the tax benefit associated with release of valuation allowance resulting from recognition of deferred tax liabilities in purchase accounting during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$7,086	$5,923
Accounts receivable, net	20,545	20,731
Inventories	41,886	36,885
Total current assets	71,410	64,869
Accounts payable	8,298	7,054
Accrued liabilities	8,871	10,419
Line of credit	12,887	4,622
Total current liabilities	33,669	22,990
Net working capital	37,741	41,879

Cash Flows

Net cash used in operating activities for the first nine months of 2024 was $12.6 million compared to $8.6 million for the first nine months of 2023. This increase in net cash used in operating activities relates primarily to the combination of the increase in net loss during the first nine months of 2024 compared to the prior year period and the effects of changes in operating assets and liabilities.

Net cash used in investing activities for the first nine months of 2024 was $3.2 million compared to $22.5 million for the first nine months of 2023. This decrease relates primarily to the use of $21.4 million in cash for the acquisitions of Surgalign SPV, Inc. and Surgalign Holdings, Inc.’s hardware and biologics business during the first nine months of 2023.

Net cash provided by financing activities for the first nine months of 2024 was $16.9 million compared to $19.4 million for the first nine months of 2023. This decrease relates primarily to $9.6 million of greater proceeds from private placements during the first nine months of 2023, partially offset by greater borrowings during the first nine months of 2024 under the Revolving Facility, as defined below, net of repayments.

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

On May 14, 2024, we entered into Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 1”), which amends the Term Credit Agreement, and Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 1” and, together with Term Amendment No. 1, the “Amendments No. 1”), which amends the Revolving Credit Agreement. The Term Amendment No. 1 increases the amount of term loans that may be borrowed by $5.0 million to a maximum of $22.0 million, which are fully drawn as of September 30, 2024. In addition, the Amendments No. 1 re-set the date certain fees payable in connection with optional prepayments are determined to May 14, 2024 and consequently extend such fees’ original expiration. The exit fees were increased by 2.50% to 6.50% of the principal amount borrowed pursuant to the Term Credit Agreement. The terms of borrowing under the Credit Agreements otherwise remain materially unchanged.

The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the secured term credit facility under the Term Credit Agreement, the “Facilities”) under which the Borrowers may borrow up to $17.0 million at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

The Facilities have a maturity date of March 1, 2029. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of September 30, 2024, the Company had $12.9 million outstanding and $3.8 million of availability under the Revolving Facility.

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

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. As of September 30, 2024, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $7.1 million of cash and cash equivalents as of September 30, 2024, together with our anticipated operating cash flows, including fees associated with licensing agreements, and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least November 2025. However, we may require or seek additional capital to fund our future operations and business strategy prior to November 2025. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

We may elect to raise additional financing even before we need it if market conditions for raising additional capital are favorable. We may seek to raise additional financing through various sources, such as equity and debt financings, or additional debt restructurings or refinancings. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or our business, financial performance or prospects deteriorate.

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

There have been no changes in our critical accounting estimates for the three months ended September 30, 2024 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed below, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any unregistered equity securities of our Company during the quarter ended September 30, 2024, other than the issuance of shares of our common stock in connection with our private placement, as reported in a Current Report on Form 8-K as filed with the SEC on August 8, 2024.

item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4. MINE SAFETY DISCLOSURES

Not applicable.

item 5. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission (“SEC”) Regulation S-K.

item 6. EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1†	Equity Purchase Agreement, dated February 28, 2023, by and among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.2†	Asset Purchase Agreement, dated as of June 18, 2023, between Surgalign Holdings, Inc. and Xtant Medical Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

2.3†	First Amendment to Asset Purchase Agreement, dated as of July 10, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

2.4†	Second Amendment to Asset Purchase Agreement, dated as of July 20, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

2.5†	Third Amendment to Asset Purchase Agreement, dated as of July 24, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34591) and incorporated by reference herein).

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Securities Purchase Agreement, dated as of August 7, 2024, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2024 (SEC File No. 001-34951) and incorporated by reference herein).

10.2	Registration Rights Agreement, dated as of August 9, 2024, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on September 3, 2024 (SEC File No. 333-281910) and incorporated by reference herein).

10.3	Separation Agreement, dated as of August 15, 2024, between Kevin D. Brandt and Xtant Medical Holdings, Inc. (filed herewith).

10.4	Amendment No. 1 to Employment Agreement, effective as of August 8, 2024, between Xtant Medical Holdings, Inc. and Sean E. Browne (filed as Exhibit 10.2 to the Registration’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (SEC File No. 001-34951) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 12, 2024	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

