Form 10-K
period 2024-12-31
Xtant Medical Holdings, Inc.
filed 2025-03-06
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2024 was approximately $30.1 million (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE American).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 3, 2025 was 139,067,915.

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

As used in this report, the terms “we,” “us,” “our,” “Xtant,” “Xtant Medical,” and the “Company” mean Xtant Medical Holdings, Inc. and our consolidated wholly owned subsidiaries, unless the context indicates another meaning.

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

We promote our products in the United States through independent distributors and stocking agents, supported by direct employees. We have an extensive sales channel of independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network (“IDNs”) hospitals and through group purchasing organizations (“GPOs”). We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is primarily the United States market, we promote and sell our products internationally through direct sales representatives and stocking distribution partners in Europe, Canada, Mexico, South America, Australia, and certain Pacific region countries.

Our strategic focus is currently on digesting and growing the products and businesses we have acquired, producing our own stem cells, growth factor, amnio and synthetics biologics products, and continuing to focus on the following four key growth initiatives: (1) introduce new biologics products, including our Cortera® Spinal Fixation System, viable bone matrix, OsteoVive® Plus, and amniotic membrane allografts, SimpliGraft® and SimpliMax™; (2) leverage our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions.

While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

Recent Developments

During the fourth quarter of 2024, we entered into a license agreement with a distributor granting an exclusive, nontransferable, non-sublicensable, royalty-bearing right and license to manufacture and commercialize in the United States our SimpliMax™ product and the trademarks associated therewith during the term of the agreement and subject to certain limitations as set forth therein. Under the terms of the agreement, we received a one-time, up front, non-refundable, non-creditable cash payment of $1.5 million. Beginning in 2025, we are entitled to quarterly royalty payments based on the volume of product sold by the distributor. These royalty payments include guaranteed minimums, which aggregate to $3.75 million during 2025. The agreement has an initial term of one year and is automatically renewable in one-year terms unless either party thereto provides written notice of non-renewal six months prior to the then-current term or earlier termination as provided under the agreement.

During the first quarter of 2025, we entered into a manufacture and license agreement with a distributor pursuant to which we agreed to manufacture and supply to the distributor our SimpliGraft® product under the distributor’s name and brand. We appointed the distributor as the exclusive seller of our SimpliGraft® product to end-users located in the United States during the term of the agreement and in accordance with the terms and conditions thereof and granted the distributor the right to use our related trademark in connection therewith. Under the terms of the agreement, we received a one-time, up-front, non-refundable, non-creditable cash payment of $1.5 million. Additionally, the distributor agreed to purchase our SimpliGraft® product in accordance with certain specified minimum purchase obligations. The minimum purchase obligations aggregate to $3.9 million during 2025. The agreement has an initial term of two years and is automatically renewable for six additional one-year terms unless the distributor provides written notice of non-renewal 90 days prior to the then-current term or earlier termination as provided under the agreement.

The first license agreement may terminate, and the second license agreement may generate significantly less revenue than anticipated following a CMS Policy Change, as defined in the agreements. The Centers for Medicare and Medicaid Services recently issued a Local Coverage Determination implementing significant changes to reimbursement for cellular and tissue-based products, which would impact our SimpliMax™ and SimpliGraft® products and constitute a CMS Policy Change under our license agreements. These changes were initially intended to become effective in February 2025 but have been delayed to April 2025. If these changes are not further delayed or reversed, we may receive less revenue under the license agreements than anticipated.

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

Our Orthobiologics Products

Our biomaterial products include OsteoSponge, OsteoSelect DBM putty, OsteoSelect Plus DBM putty, OsteoWrap, OsteoVive, OsteoFactor, our line of 3Demin products and our nanOss family of products, as described below, as well as other allografts:

●	OsteoSponge is a form of demineralized bone matrix (“DBM”) made from 100% human bone. Derived from trabecular (cancellous) bone, OsteoSponge is designed to provide a natural scaffold for cellular in-growth and expose bone-forming proteins to the healing environment. The malleable properties of OsteoSponge are intended to enable it to conform to, and fill, most defects. OsteoSponge’s mechanical and osteoconductive properties in tandem with its osteoconductive potential are designed to make OsteoSponge an ideal bone graft for use in various orthopedic practices including spine, neurology, cranial/maxillofacial, trauma, plastic/reconstruction and general procedures where new bone growth is needed.

●	OsteoSelect DBM Putty is designed to be easily molded into any shape and compressed into bony voids. We have validated a low-dose, low-temperature gamma sterilization process designed to provide maximum osteoinductive potential while still affording device level sterility.

●	OsteoSelect PLUS DBM Putty combines the cohesive characteristics of OsteoSelect DBM Putty with demineralized cortical chunks. OsteoSelect PLUS is designed to deliver differentiated handling properties and ensure patient safety through validated, terminal sterilization.

●	3Demin is a family of allografts that maximizes osteoconductivity and the osteoinductive potential of human bone. They consist of 100% demineralized cortical bone with malleable handling characteristics and are distributed as a sterile allograft. Our 3Demin products are easily hydrated with any biocompatible liquid, making them an option for various bone grafting applications. They are most commonly used in spinal fusion procedures.

●	OsteoFactor is a processed allograft that contains retained growth factors found within the endosteum layer of allograft bone. Unlike many of the various growth factor-based products on the market today, OsteoFactor is not limited to a single growth factor but contains a wide array of naturally occurring proteins and peptides that support bone formation and remodeling.

●	OsteoVive Plus is an aseptically processed, viable bone allograft created through a proprietary processing method. The graft offers an alternative to autograft through its osteoconductive, osteoinductive, and osteogenic potential. Our proprietary processing methods protect the native elements of bone, including growth factors and viable cells, while our PurLoc fiber technology creates beneficial handling characteristics.

●	The nanOss family of products provides osteoconductive nano-structured hydroxyapatite and an engineered extracellular matrix bioscaffold collagen carrier to provide a natural bone growth solution.

We recently launched two biologics products for the wound care market. SimpliGraft® and SimpliMaxTM are dehydrated, terminally irradiated, single and dual-layer amniotic membrane sheets intended to serve as a barrier and provide protective coverage from the surrounding environment when topically applied to chronic and acute wounds.

We also process and distribute (i) sports allografts which are processed specifically for anterior and posterior cruciate ligament repairs, anterior cruciate ligament reconstruction, and meniscal repair, (ii) milled spinal allografts which are comprised of cortical bone milled to desired shapes and dimensions, and (iii) traditional allografts for multi-disciplinary applications including orthopedics, neurology, podiatry, oral/maxillofacial, genitourinary, and plastic/reconstructive.

During 2025, we plan to release FibreX next generation advanced DBM Fiber, OsteoFactor Pro internally produced solubilized allogenic growth factor cocktail stabilized by native human collagen, and TriviumFX, designed for bone regeneration, combining advanced science with practical application. Its unique formulation combines our PurLoc® Fiber Technology and superior handling properties and is designed to deliver dependable performance for reliable outcomes.

Our Spinal Implant Products

We offer a comprehensive line of products that are used to treat a variety of spinal and sacroiliac conditions, including trauma, degeneration, deformity and tumor, including use of minimally invasive surgery techniques. Some of our key spinal implant product lines include:

Cervical Products

●	The Spider Cervical Plating System consists of simple, single step locking with 3 forms of locking feedback providing confidence in Spider System construct and performance.

●	The Streamline OCT System allows a rigid construct to be created in the occipito-cervico-thoracic spine by offering a broad range of implants. These implants provide the ability to tailor treatment to a specific patient.

●	The CervAlign System is a comprehensive anterior cervical plate system designed to meet the varying clinical needs of surgeons performing anterior cervical discectomy and fusion procedures. The system is able to accommodate semi-constrained, constrained and hybrid constructs.

Thoracolumbar Products

●	The Axle-X Interspinous Fusion System is an internal fixation device for spinal surgery in the non-cervical spine (T1 − S1 inclusive). It is a minimally invasive, modular interspinous fusion system with angled spikes that allows for adequate L5 − S1 engagement and other variations in patient anatomy. The Axle-X Interspinous Fusion System is designed to provide spinal stability for lumbar fusion procedures, including the treatment of degenerative disc disease, spinal tumors and trauma.

●	The Streamline MIS Spinal Fixation System allows a rigid construct to be created in the thoracolumbar spine via a percutaneous or mini-open approach using cannulated pedicle screws, set screws and rods. The system offers a broad range of implants and instruments, providing the ability to tailor treatment to a specific patient.

●	The Streamline TL Spinal Fixation System allows a rigid construct to be created in the thoracolumbar spine using pedicle screws, set screws, rods and Streamline TL Crosslinks. The system offers a broad range of implants and instruments, providing the ability to tailor treatment to a specific patient.

●	The Cortera Spinal Fixation System is a comprehensive posterior thoracolumbar fixation solution. Featuring innovative implants and multi-functional instrumentation, Cortera provides surgeons with a safe and effective solution that is designed to improve surgical workflow and deliver value when navigating complex procedures.

●	HPS™ 2.0 Hybrid Performance System is a universal system for the stabilization of the spine. The aim is to shorten the length of fusion and to thus reduce the risk of degeneration in the adjacent segments. The dynamic coupler controls the movement of the spine in all directions. The HPS 2.0 is not currently sold in the United States.

Sacroiliac Joint Products

●	The Silex Sacroiliac Joint Fusion System is a sacroiliac fixation system which actively compresses across the SI joint. Sacroiliac dysfunction is increasingly recognized as a frequent contributor to chronic low back pain.

Interbody Products

●	Calix is a family of polyetheretherketone, or PEEK, interbody spacers and precision instruments for both cervical and thoracolumbar applications. Calix PC is a frictional titanium plasma-coated PEEK implant that provides additional biomechanical performance and end-plate visualization.

●	The Irix-C Cervical Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and two screws. It is intended for spinal fusion procedures at one level (C3 − T1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	The Irix-A Lumbar Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and three screws. It is intended for spinal fusion procedures at one or two contiguous levels of the lumbosacral spine (L2 − S1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	Fortilink is a family of implants used in a variety of fixation procedures. Fortilink implants with TiPlus Technology are manufactured with selective laser melting and are built from implant grade titanium alloy. Open mesh structure and graft windows are designed to allow bone ingrowth and facilitate fusion.

●	Fortilink implants with TETRAfuse 3D Technology maintain bone-like mechanical properties. The unique features of the 3D printed nano-rough surface have been shown to allow bone cells to attach to the implant, increasing the potential for fusion.

Interlaminar Stabilization Products

●	The Coflex device is a single-piece, U-shaped, titanium implant intended for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression. It provides minimally invasive, motion preserving stabilization. We believe that Coflex device is the only FDA premarket approval application (“PMA”) approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with direct decompression. The Coflex device is the first and only posterior lumbar motion preservation solution with Level I evidence, the highest possible level of clinical data, from two prospective, randomized studies against two treatment options—decompression alone and decompression with fusion—across two countries, the United States and Germany. The Coflex device has demonstrated long-term clinical outcomes for durable pain relief and stability.

●	The CoFix implant allows minimally invasive, segmental stabilization after microsurgical decompression and serves to support posterior fusion as an alternative to fixation with pedicle screws. It is intended for use on all levels of the lumbar spine for back pain and intervertebral disc-related pain due to degenerative processes of the lumbar spine with the occurrence of instability.

Sales and Marketing

We distribute our products in the United States through an extensive distribution network of commissioned independent sales agents and stocking agents. As of December 31, 2024, we had over 670 independent sales agents and stocking agents. We also maintain a national accounts program to enable our agents to gain access to IDN hospitals and through GPOs. We have biologics contracts with major GPOs, including Vizient, Premier, and HealthTrust Purchasing Group, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems.

Our international footprint includes direct sales representatives and distribution partners in Canada, Mexico, South America, Australia, and certain Pacific region countries. Additionally, as a result of our August 2023 Surgalign Holdings asset acquisition, we gained distribution partners in the European Union. Our European Union business is based in Wurmlingen, Germany.

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

Competition

There are various public and private organizations that offer both fixation and orthobiologics to their customers. Our primary competitors include Medtronic plc, Johnson and Johnson, Zimmer Biomet Holdings, Inc., Stryker Corporation, Bioventus Inc., Globus Medical, Inc., OrthoFix Medical Inc., Alphatec Holdings, Inc., Highridgek Inc., SI-Bone Inc., as well as dozens of privately-owned companies. We also compete with tissue banks that do not offer spinal fixation products, such as AlloSource International, Inc., LifeNet Health, and MTF Biologics.

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

Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent. As of December 31, 2024, our biologics patent portfolio included 50 issued patents that expire between 2028 and 2041, 26 of which are issued U.S. patents. Our fixation portfolio is patent protected globally and includes 289 issued patents that expire between 2025 and 2043, 191 of which are issued U.S. patents, and 14 pending patent applications, 5 of which are U.S. patent applications. We expect that additional patent applications will be filed and prosecuted as inventions are discovered, technological improvements and processes are developed, and specific applications are identified. There can be no assurance that we will be able to obtain final approval of any patents.

Trademarks

We have registered, and continue to seek registration, of trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks. We currently own the following registered trademarks: OsteoSponge®, OsteoVive®, OsteoWrap®, BacFast®, OsteoSelect®, 3Demin®, Circle of Life®, Coflex®, CoFix®, ARANAX®, ASPECT®, ATRIX-C®, ATRIX-C UNION®, BACJAC®, BACFUSE®, BIGFOOT®, CLARITY®, CONTACT®, CROSS-FUSE®, INTERLAMINAR STABILIZATION®, INTICE®, LAT-FUSE®, NANOSS®, NUNEC®, PAC PLATE®, QUANTUM®, RELEASE®, SLIMFUSE®, STREAMLINE®, X-LINK®, XPRESS®, XSPAN®, ZYFIX®, ELEMAX®, UNISON®, FORTILINK®, TETRAFUSE®, CERVALIGN®, NANOSS 3D®, DCI®, DSS®, HPS®, PARADIGM SPINE®, the Paradigm Spine design logo, THE MOVEMENT IN SPINE CARE®, TIPLUS®, FIBREX®, MAXFUSE®, BIOMAX®, CORTERA®, ELEVATE YOUR BONE GRAFT®, and ELEVATED PROCEDURAL SOLUTIONS®. Under the X-spine name, we own the following registered trademarks: SILEX®, IRIX®, CERTEX®, CALIX®, H-GRAFT®, SPIDER, X90®, BUTREX®, FORTEX®, AXLE®, FIXCET®, XTANT®, and X-spine’s square design logo.

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

License Agreements

As described earlier under “Recent Developments,” we recently entered into two license agreements with distributors granting exclusive rights and licenses to commercialize in the United States, and in one case, manufacture, certain of our products and the trademarks associated therewith during the term of the respective agreement.

Government Regulation

We are ISO 13485 and MDSAP Certified and registered with the FDA as a manufacturer of human cellular and tissue products (“HCT/Ps”) as well as medical devices. ISO 13485 is a global standard that establishes quality management systems (“QMS”) for medical devices. Medical Device Single Audit Program (“MDSAP”) is a program that allows third-party auditors to evaluate a medical device manufacturer’s quality management system. The program is based on ISO 13485, and participating regulatory authorities include: Australia, Brazil, Canada, Japan and the United States of America. We are an accredited member in good standing of the American Association of Tissue Banks (“AATB”). In addition, we comply with all licensing requirement for distributing HCT/Ps in states with such regulations, including Florida, California, Delaware, Illinois, Louisiana, Maryland, Oregon, and New York. As our industry is highly regulated, we cannot predict the impact of future regulations on our operations or those of our customers.

Our stabilization and fusion products, along with our instrumentation systems, are classified as medical devices and are therefore subject to rigorous regulation by the FDA, as well as by other domestic and international regulatory authorities. These regulations apply to a wide range of activities carried out by Xtant and our suppliers, licensors and partners both now and in the future. These regulated activities include but are not limited to, product design and development, testing, manufacturing, labeling, storage, safety, premarket clearance, advertising and promotion, product marketing, sales and distribution, post-market surveillance and post-market adverse event reporting. All products currently marketed by Xtant are regulated as HCT/Ps and/or have received 510(k) clearances from the FDA. Our Coflex product is our only PMA approved product.

Human Tissue

The FDA defines HCT/Ps as articles containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion, or transfer into a human recipient. Current Good Tissue Practices (CGTP) requirements govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps in a way that prevents the introduction, transmission, or spread of communicable diseases by HCT/Ps. CGTPs include but are not limited to, any or all steps in the recovery, processing, storage, labeling, packaging or distribution of any human cell or tissue, and the screening or testing of the cell or tissue donor.

Core CGTP requirements are those requirements that directly relate to preventing the introduction, transmission, or spread of communicable disease by HCT/Ps. The core CGTP requirements include requirements for:

●	Facilities
●	Environmental control
●	Equipment
●	Supplies and reagents
●	Recovery
●	Processing and process controls
●	Labeling controls
●	Storage
●	Receipt, predistribution shipment, and distribution of an HCT/P
●	Donor eligibility determinations, donor screening, and donor testing

An HCT/P is regulated solely under section 361 of the Public Health Service Act (“PHSA”) and 21 CFR Part 1271 if it meets the following four criteria:

1)	The HCT/P is minimally manipulated;

2)	The HCT/P is intended for homologous use only; as reflected by the labeling, advertising, or other indications of the manufacturer’s objective intent;

3)	The manufacture of the HCT/P does not involve the combination of the cells or tissues with another article (with limited exceptions); and

4)	Either

i) The HCT/P does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function; or

ii) The HCT/P has a systemic effect or is dependent upon the metabolic activity of living cells for its primary function and: is for autologous use; is for allogeneic use in a first-degree or second-degree blood relative; or is for reproductive use.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions such as warning or untitled letters, injunctions, or other action.

There are many HCT/P products that must undergo regulatory review and licensure by the FDA. The approval process for a Biologics License Application (“BLA”) includes a rigorous review of the safety and efficacy of the biological product. Successful applications typically require testing and validation through a series of clinical and non-clinical studies taking place over multiple years of product development. We refer to all of our HCT/P products as biologics. In the future, Xtant may decide to strategically commercialize products in the United States that would require a BLA, but there are no plans to do so at the present time.

Medical Devices

The Center for Devices and Radiological Health oversees the clearance and approval of medical devices, including our stabilization and fusion products, as well as certain HCT/Ps regulated as medical devices, such as our OsteoSelect DBM putty. In the United States, medical devices are heavily regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its associated regulations, as well as other relevant federal and state laws. These regulations cover various aspects, including design, manufacture, storage, record control, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Non-compliance with these requirements can result in administrative actions such as FDA refusal to approve pending PMAs, 510(k)s, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

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

The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The 510(k)-clearance pathway is much less burdensome and time-consuming than the PMA approval pathway. The de novo pathway has an enhanced burden compared to the 510(k)-clearance pathway but is much less burdensome than a PMA approval process.

Under the 510(k)-clearance pathway, the applicant must submit to the FDA a premarket notification demonstrating that the medical device is substantially equivalent to a legally marketed predicate device. A predicate device may be a previously 510(k) cleared device, Class II de novo device, or a pre-amendment device (unless the FDA has issued a regulation calling for PMA applications for this device type). To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and be shown to be equally safe and effective and not raise different questions of safety and effectiveness than the predicate device.

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

A device not eligible for 510(k) clearance or de novo classification must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The cost of preparing and submitting a PMA is substantial and a PMA application must provide extensive preclinical and clinical trial data and also detailed information about the device and its components regarding, among other things, device design, manufacturing and labeling. Under federal law, the submission of most PMAs is additionally subject to a substantial annually adjusted application user fee. Satisfaction of FDA PMA requirements typically take years, and the actual time required may vary substantially based upon the type, complexity, and novelty of the device or disease. We currently market Coflex Interlaminar Technology under the PMA approval pathway.

After a medical device enters commercial distribution, General Controls for Medical Devices apply. General Controls are the basic provisions (authorities) of the May 28, 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act, that provide the FDA with the means of regulating devices to ensure their safety and effectiveness. The General Controls in the Amendments apply to all medical devices. They include provisions that relate to adulteration; misbranding; device registration and listing; premarket notification; banned devices; notification, including repair or replacement, or refund; records and reports; restricted devices; and good manufacturing practices.

The FDA has broad post-market and regulatory enforcement privileges. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QMSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions such as: warning letters, fines, injunctions, consent decrees and civil penalties; unanticipated expenditures, repair, replacement, refunds, recall or seizure of our devices; operating restrictions, partial suspension or total shutdown of manufacturing; the FDA’s refusal of our requests for 510(k) clearances, de novo classification, or premarket approvals of new devices, new intended uses or modifications to existing devices; the FDA’s refusal to issue certificates to foreign governments needed to export devices for sale in other countries; and withdrawing 510(k) clearances, de novo marketing authorization, or premarket approvals that have already been granted; and criminal prosecution.

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

International Regulation

International distribution is governed by foreign government regulations, which can vary between countries. The time needed for approval in a foreign country may be longer or shorter than that required for FDA approval process, and the specific requirements may differ. Some countries accept MDSAP Certificates, CE Marking, and/or FDA clearances as part of their medical device marketing approval process,

Healthcare Fraud and Abuse

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

Coverage and Reimbursement

Xtant’s currently approved products are commonly treated as general supplies utilized in spinal and orthopedic surgery and if covered by third-party payors, are paid for as part of the surgical procedure. Accordingly, healthcare providers in the United States generally rely on third-party payors, principally private insurers and governmental payors such as Medicare and Medicaid, to cover and reimburse all or part of the cost of a spine surgery in which Xtant products are used. Sales volumes and fees for Xtant products will continue to depend in large part on the availability of coverage and reimbursement from such third-party payors. Third-party payors perform analyses on new technologies to determine if they are medically necessary before providing coverage for them. These third-party payors may still deny reimbursement on covered technologies if they determine that a device used in a procedure was not used in accordance with the payor’s coverage policy. Particularly in the United States, third-party payors continue to carefully review, and increasingly challenge, the prices charged for procedures and medical products. For example, the Centers for Medicare and Medicaid Services recently issued a Local Coverage Determination implementing significant changes to reimbursement for cellular and tissue-based products, which would impact our SimpliMax™ and SimpliGraft® products upon effectiveness.

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

Headcount and Employee Demographics

As of December 31, 2024, Xtant had 232 employees, 217 of whom were full time employees, and of whom 90 were in operations, 42 were in sales and marketing, 3 in research and development and engineering, 31 in regulatory and quality affairs, and 26 were in administrative functions. Of these 232 employees, 40 are located outside the United States, primarily in Germany. In addition, we utilize various outsourced services to manage normal business cycles.

As of December 31, 2024, of our total workforce, 49% are female and 39% are racially or ethnically diverse. Of our management team, 39% are female and 14% are racially or ethnically diverse. Of our U.S. workforce, 2% are veterans.

Turnover

Xtant continually monitors employee turnover rates as its success depends upon retaining highly trained personnel. The average tenure of our employees is approximately 4 years. The average tenure of the members of our management team is approximately 7 years.

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

Our benefit plans are available to full-time employees who work 30 or more hours per week. Eligible employees may select between four medical plan options: two preferred provider organization plans and two health savings account compatible high deductible plans. We provide contributions to those participating in a health savings account compatible plans. Additionally, we offer employees traditional and limited purpose flex savings account options. Pharmacy benefits as well as dental, vision, life, accidental death and disability, long and short-term disability, accident, critical illness, and hospital indemnity insurance plans are available to our employees. We also offer all full-time and part-time employees wellbeing benefits through LifeBalance, Calm, Burnalong, and our Employee Assistance Program.

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

We create opportunities for connection to the Company mission through events, communications, and programs, highlighting the significance of the work being done, fostering stronger employee relationships, and showing appreciation through employee recognition.

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

Diversity and Inclusion

We strive to create a diverse and inclusive workplace in which all employees feel respected, valued and empowered to reach their full potential.

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

Controlled Company Status

As a result of debt restructuring transactions completed in 2018 and 2020, OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”), collectively own approximately 53% of our outstanding common stock as of December 31, 2024. Because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by OrbiMed, we are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. As such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent directors, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. We currently maintain a Board of Directors with a majority of independent directors and a compensation committee and nominating and corporate governance committee composed entirely of independent directors.

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

Item 1A. Risk Factors

Our business and an investment in our common stock are subject to a variety of risks. The following risk factors describe some of the material factors that could have a material adverse effect upon our business, financial condition, results of operations, prospectus, and the market price for our common stock. Many of these events are outside of our control. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the market price of our common stock could decline and investors in our common stock could lose all or part of their investment. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results, prospects or stock price.

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors set forth below.

Risks Related to Our Continuing Losses, Outstanding Indebtedness, Need for Additional Financing and Financial Condition

●	We have incurred significant losses, expect to continue to incur losses and despite our focused goal to obtain profitability, we may not achieve or sustain profitability.
●	We may need additional financing to satisfy our anticipated future liquidity requirements.
●	We have indebtedness that we may be unable to extend the maturity date of or replace and which may substantially limit our ability to conduct and invest in our business.

Risks Related to Our Business

●	Our dependence on key suppliers of raw materials puts us at risk of interruptions in the availability of our products, which could reduce our sales and adversely affect our operating results and harm our reputation.
●	Our prior acquisitions and any future acquisitions or business combinations we complete involve risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition.
●	We operate in some markets outside the United States that are subject to political, economic, and social instability and expose us to additional risks.
●	Operations conducted through our international subsidiaries require management attention and financial resources and exposes us to difficulties and risks presented by international economic, political, legal, accounting and business factors.
●	Biologics products are inherently difficult and time-consuming to manufacture. We have experienced and could continue to experience manufacturing issues, which could negatively impact our business and results of operations.
●	Prolonged inflation, tariffs and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.
●	We may not be able to compete successfully because we are smaller and have fewer financial resources and less ability to invest in the development of new products.
●	Our efforts to integrate acquired products with our existing product line may not be favorably received, which could negatively impact our results of operations and financial condition.
●	If we are unable to innovate, develop, introduce, market and license new products and technologies, our business and operating results would suffer.
●	Our private label and OEM business involves risks and may be subject to significant fluctuation.
●	Our growth initiatives designed to increase our revenue and scale may not be successful and involve risks.
●	Our biologics business is highly dependent on the availability of human donors and negative publicity could reduce demand for our biologics products and impact the supply of available donor tissue.
●	Substantially all of our revenue is conducted through independent sales agents and distributors who we do not control.
●	We depend on a limited number of third-party suppliers for products, components and raw materials.
●	We are highly dependent on the continued availability of our facilities.
●	We may be party to product liability litigation that could be expensive.
●	Our quarterly operating results are subject to substantial fluctuations.
●	We may be required to incur impairment and other charges resulting from the impairment of goodwill or other intangible assets recorded in connection with acquisitions.

Risks Related to Governmental Regulation

●	Our business is subject to extensive governmental regulation, including product approvals and clearances and healthcare fraud and abuse laws, false claims laws, and physician payment transparency laws.
●	Our clinical trials involve risk and expense.
●	Governmental regulation could restrict the use of our tissue products or our procurement of tissue.
●	Outside of the United States, our medical devices must comply with the laws and regulations of the foreign countries in which they are marketed, and compliance may be costly and time-consuming.
●	Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.
●	Our manufacturing operations are required to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices.
●	Even if our products are cleared or approved by regulatory authorities, they could be subject to restrictions or withdrawal from the market.
●	The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits.
●	If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations and likely litigation.
●	Any future product recall or voluntary market withdrawal of a product due to defects, enhancements and modifications or other reasons would significantly increase our costs.
●	If we or our suppliers fail to comply with regulations pertaining to human cells, tissues, and cellular and tissue-based products or are deemed to be biological products requiring approval of a BLA prior to being marketed, these products could be subject to withdrawal from the market or other enforcement action.
●	Loss of AATB accreditation would have a material adverse effect on us.
●	Federal regulatory reforms may adversely affect our business and our ability to sell our products.
●	Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.
●	Our business is subject to complex and evolving laws and regulation regarding privacy and data protection.

Risks Related to Human Capital Management

●	Our business is dependent on a sufficient number of qualified workers, and competition for such talent is intense.
●	We have limited staffing and are dependent upon key employees.

Risks Related to Intellectual Property

●	We could be required to pay damages or prevented from selling our products due to intellectual property lawsuits.
●	We may not be able to obtain or protect our proprietary rights relating to our products which may cause us to lose market share to our competitors and be unable to operate our business profitably.

Risks Related to Information Technology, Cybersecurity and Data Protection

●	We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering with those systems could have a material adverse effect on our business.

Risks Related to Our Controlled Company Status

●	We are a “controlled company” within the meaning of the NYSE American rules since OrbiMed funds own a significant percentage of our common stock, which means OrbiMed is able to exert significant control over our Company, preventing other stockholders and new investors from influencing significant corporate decisions.
●	The sale of our common stock by OrbiMed, or its partners if a distribution is effected, could adversely affect the market price of our common stock.

Risks Related to Our Common Stock

●	Shares of our common stock are equity securities and are subordinate to our outstanding indebtedness.
●	Our inability to comply with the NYSE American rule could result in our common stock being delisted
●	The market price of our common stock is extremely volatile.
●	Our failure to achieve our financial guidance may adversely affect our stock price.
●	We may issue additional common stock resulting in dilution.

General Risk Factors

●	We are subject to several other general risk factors, including risk regarding worldwide economic instability and social unrest and other risks.

Risks Related to Our Continuing Losses, Outstanding Indebtedness, Need for Additional Financing and Financial Condition

We have incurred significant losses, expect to continue to incur losses, and despite our focused goal to obtain profitability, we may never achieve or sustain profitability.

We have a history of incurring net losses, and as a result, at December 31, 2024, we had an accumulated deficit of $259.5 million. During the year ended December 31, 2024, we incurred a net loss of $16.4 million. While we remain focused on our goal to obtain profitability, we may never achieve or sustain profitability. Our ability to achieve profitability will be influenced by many factors, including, among others, the level and timing of future revenues and expenditures; development, commercialization, market acceptance and availability and supply of our products; the impact of competing technologies and market developments; our ability to develop and introduce new products; the impact of regulatory requirements and delays; the strength of our relationships with and the success of our independent sales agents and distributors; our ability to increase our OEM sales; and our ability to attract and retain key personnel. As a result, despite our focus on obtaining profitability, we may be unsuccessful and continue to incur operating losses for the foreseeable future. These losses would continue to have an adverse impact on our stockholders’ equity and likely continue to adversely affect our stock price.

We may need additional financing to satisfy our anticipated future liquidity requirements, which financing may not be available on favorable terms, or at all, at the time it is needed and which could reduce our operational and strategic flexibility.

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents and restricted cash balance of approximately $6.2 million as of December 31, 2024, together with existing credit availability under our Amended and Restated Credit, Security and Guarantee Agreement (Term Loan), (as amended, the “Term Credit Agreement”), and Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), (as amended, the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”), with MidCap Financial Trust and MidCap Funding IV Trust (together, “MidCap”), each in its respective capacity as agent, will be sufficient to meet our anticipated cash requirements through at least the end of March 2026. Although we have availability under our Revolving Credit Agreement, the availability of such funds is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory. These credit facilities have a maturity date of March 1, 2029, and all of our indebtedness thereunder matures on such date. We may require or we may seek additional funds to fund our future operations and business strategy prior to March 2026. Accordingly, there is no assurance that we will not need or seek additional funding at any time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings or additional debt restructurings or refinancings. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects. If adequate funds are not otherwise available, we could be required to curtail operations significantly, including reducing our sales and marketing expenses, which could negatively impact product sales, delaying new product initiatives, and we could even be required to cease operations, liquidate our assets and possibly seek bankruptcy protection.

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

We have significant indebtedness under our Credit Agreements, which contain certain affirmative and restrictive covenants, with which we have had difficulty complying during the past few years. If we are unable to comply with such covenants or generate enough cash flow from our operations to service our indebtedness, our business, financial condition, and operating results would be materially and negatively impacted.

As of December 31, 2024, we had $34.2 million of principal outstanding under our Credit Agreements. These Credit Agreements contain certain affirmative and restrictive covenants, including in particular a $5.0 million minimum liquidity covenant, with which we have had difficulty complying during the past few years. A failure to comply with the minimum liquidity covenant or other covenants and provisions of our Credit Agreements may cause suspension or termination of the Credit Agreements and/or require the immediate repayment of our outstanding indebtedness. If we at any time are unable to meet these covenants or generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to obtain a waiver of or renegotiate the terms of the Credit Agreements, seek to refinance all or a portion of the indebtedness, or obtain additional financing. There can be no assurance that we will be able to successfully obtain a waiver or renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us; and as a result thereof, our creditors may accelerate our debt and seek to enforce remedies under the Credit Agreements.

If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to fund or pay our indebtedness, when due, including in the event of a covenant breach and event of default, or to otherwise fund our liquidity needs, we may be forced to sell assets, reduce or delay capital expenditures, seek to raise additional capital, refinance all or a portion of our indebtedness on or before the maturity dates thereof, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to make payments on our indebtedness, and our ability to fund planned capital expenditures, contractual cash obligations, known and unknown liabilities, research and development efforts, working capital, any future acquisitions and business combinations, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control.

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

Finally, the amounts outstanding under our Credit Agreements mature on March 1, 2029 or could become due earlier upon an event of default, including a covenant breach, under the Credit Agreements. Although we believe that we will be able to refinance or pay off our outstanding indebtedness or extend the maturity date of that facility at the appropriate time, no assurance can be provided that we will do so on terms that are favorable to us or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, the consent of our lender, and other factors, including market conditions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.

The terms of our Credit Agreements include a number of other significant financial and operating restrictions, with which we may be unable to comply and which may substantially limit our ability to conduct and invest in our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions.

Our Credit Agreements include a number of significant financial and operating restrictions, in addition to the minimum liquidity threshold. For example, the Credit Agreements require us to maintain net product revenue at or above minimum levels and contain other provisions that restrict our ability, subject to specified exceptions, to, among other things:

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

We may be unable to comply with these covenants, which could result in a default under the Credit Agreements if we are unable to obtain a waiver at such time. In addition, these provisions may limit our ability to conduct and invest in our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions or business combinations, may be subject to the consent of the lenders, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction. In addition, our Investor Rights Agreement with ROS and Royalty Opportunities (as amended, the “Investor Rights Agreement”) further substantially limits the operation of our business and the ability of our management to conduct and invest in our business.

Our Credit Agreements involve additional risks that may adversely affect our liquidity, results of operations, and financial condition.

Availability of funds under the Revolving Credit Agreement is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the borrowers in advance with a formula set forth in the Revolving Credit Agreement. As a result, our access to credit under the Revolving Credit Agreement is subject to fluctuations to our accounts receivable and inventory. Our inability to borrow additional amounts under the Credit Agreements if and when we need them may adversely affect our liquidity, results of operations, and financial condition.

Our outstanding indebtedness under the Credit Agreements bears interest at variable rates, which subjects us to interest rate risk and could increase the cost of servicing our indebtedness. The impact of increases in interest rates, such as those that may result from the Federal Reserve’s increases to the target range for the federal funds rate, could be more significant for us than it would be for some other companies because of the amount of our outstanding indebtedness, thereby affecting our operating results and financial condition. Further, our variable rates include certain benchmarks, such as Term SOFR with respect to our Credit Agreements, that may be subject to change, discontinuation, manipulation, or other modifications that is outside of our control and may cause these benchmarks to no longer be reported or replaced with other benchmarks that may be higher or lower than the previous benchmark.

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

Risks Related to Our Business

Our growth initiatives designed to increase our revenue and scale may not be successful and involve risks.

In recent years, we have focused primarily on four key growth initiatives: (1) introduce new products; (2) expand our distribution network and IDN agreements; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. We have worked towards these growth initiatives primarily through our launch of new product offerings, including amniotic membrane allografts SimpliGraft® and SimpliMaxTM, OsteoVive® Plus viable bone matrix and Cortera® Spinal Fixation System, and our strategic acquisitions of Surgalign SPV, Surgalign Holdings’ hardware and biologics business, and RTI’s nanOss production operations, which allowed us to add to our existing product line and expand our distribution network. We intend to continue to pursue these key growth initiatives in 2025. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues. Also, our key growth initiatives involve risks, including effects on our product sales mix, which may adversely affect our gross margins and operating results. For example, a decrease in sales of our hardware products typically reduces our gross margins.

A substantial portion of our revenue is conducted through independent sales agents and distributors who we do not control.

A substantial portion of our revenue is conducted through independent sales agents and distributors. Because the independent sales agent or distributor often controls the customer relationships within its territory (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the independent sales agent or distributor ends, our relationship with the customer will be lost (and, in certain countries outside the United States, that we could experience delays in amending or transferring our product registrations). Also, because we do not control the independent sales agent or field sales agents of a distributor, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the sales agent or distributor. If we fail to maintain relationships with our key independent sales agents and distributors or fail to ensure that our independent sales agent and distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations. Changes to or turnover within our independent sales agent or distributor organization or transitions to direct selling models also could adversely affect our business if these transitions are not managed effectively. Further, independent sales agents and distributors of companies we have acquired may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us. A loss of a significant number of our sales agent or distributors could have a material adverse effect on our business and results of operations.

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

Sales from certain independent sales agents and distributors have decreased over the past quarters compared to prior quarters and no assurance can be provided that we will not be able to reverse this trend and increase future sales from this channel.

If we are unable to innovate, develop, introduce, market, sell and license new products and technologies, we may experience a decrease in market share or revenue if our products become obsolete, and our business and operating results would suffer.

We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the markets in which we compete. If we do not continue to innovate, develop, introduce, market, sell and license new products and technologies, or if those products and technologies are not accepted, we may not be successful. Due to limited funding, our research and development efforts and ability to develop new products have been constrained for several years, although we have increased our development of new products over the last year, including in particular our amnio and other new biologics products. Research and development efforts require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or innovation and our current and recent annual operating plans have not provided for any significant investment in new products. We also may experience delays in the research and development process. For example, in 2024, the launch of our OsteoVive® Plus viable bone matrix was delayed due to validation delays, the launch of our Cortera® Spinal Fixation System was delayed due to supplier issues and the launch of certain new amnio products also was delayed due to validation delays. Demand for our products also could change in ways we may not anticipate due to, among other factors, evolving customer needs, changes in customer health insurance coverage and reimbursement policies, changing demographics, slow industry growth rates, declines in our markets, the introduction of new products and technologies, evolving surgical philosophies, and evolving industry standards. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. It is also important that we carefully manage our introduction of new and enhanced products and technologies. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our revenue. Our new products and technologies also could reduce demand for or render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.

Our dependence on key suppliers of raw materials puts us at risk of interruptions in the availability of our products, which could reduce our sales and adversely affect our operating results and harm our reputation.

We rely on key suppliers for certain raw materials used in our products. Our dependence on third-party suppliers involves several risks, including limited control over availability and pricing. Suppliers of such raw materials may decide, or be required, for reasons beyond our control, to cease supplying such raw materials and components to us or to raise their prices. Shortages of raw materials, quality control problems, production capacity constraints, or delays by suppliers have in the past negatively affected and in the future could negatively affect our ability to meet our production goals. For example, in 2023, stem cells used to produce our OsteoVive viable cell allograft became unavailable. In July 2023, Elutia Inc. (formerly Aziyo Biologics, Inc.), one of our key suppliers of stem cells at that time, voluntarily recalled its viable bone matrix products and suspended shipments of all viable bone matrix products from all donor lots. This recall led to the American Association of Tissue Banks imposing additional regulations and constrained the overall supply of stem cells, with other stem cell suppliers favoring larger customers during this shortage. As a smaller customer, we encountered difficulties in receiving any supply of stem cells. Our stem cell inventory remained low until second quarter of 2024 and subsequently benefitted from our progress toward our current initiative of vertically integrating our supply chain. Our revenues during the first half of fiscal 2024 were adversely affected as a result of the stem cell shortage prior to our development of internal production of stem cells. Our sales of other products also could be adversely affected by other similar shortages in the future. Such shortages and constraints adversely affect our revenues and other operating results, as well as our financial condition, and may also adversely affect our reputation.

Biologics products are inherently difficult and time-consuming to manufacture. We have experienced and could continue to experience manufacturing issues, which could negatively impact our business and results of operations.

Biologics products are inherently difficult and time-consuming to manufacture. Our products are manufactured using technically complex processes requiring specialized equipment and facilities and highly specific raw materials. Other production constraints, including the number of processors we are able to hire, the number of clean rooms available in our facilities, and our ability to automate certain processes by implementing labor saving technology also affect the speed and extent of our production. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. A shortage of the number of processors or clean rooms or inadequate levels of automation may cause us to be unable to operate at full production, which has in the past and could continue to negatively impact our business and results of operations. For example, due to occasional labor shortages in 2023, we were unable to operate at full capacity from time to time, which caused us to pass on certain revenue opportunities we otherwise may have been able to pursue. To mitigate this issue in the future, we have made certain operational changes and continue to implement processes that are intended to improve yields and make our production more self-sustaining. These changes helped mitigate these operational challenges in 2024; however, no assurance can be provided that these measures will continue to be successful or that we will not face additional similar or other manufacturing and operational challenges in the future.

Our biologics business is highly dependent on the availability of human donors and placentas. Any disruptions could cause our customers to seek alternative providers or technologies and harm our business and operating results.

Our mission is “to honor the gift of donation, by allowing our patients to live as full, and complete a life as possible.” Accordingly, our biologics business is highly dependent on our ability to obtain donor cadavers and placentas as the raw material for many of our biologics products. The availability of acceptable donors and placentas is relatively limited, and we compete with many other companies for this limited availability. The availability of donors and placentas is also impacted by regulatory changes, AATB requirements, general public opinion of the donor process and our reputation for our handling of the donor process. In addition, due to seasonal changes in the mortality rates, some scarce tissues are at times in short supply. A disruption in the supply of these crucial raw materials could have significant consequences for our revenue, operating results and continued operations.

Persistent inflation, tariffs and supply chain disruptions in the past have resulted in and in the future could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

A majority of our products are manufactured and sold within the United States, which increases our exposure to domestic inflation and fuel price increases. Inflationary pressures and supply chain disruptions resulted in increased fuel, raw material and other costs in recent years. Although these conditions eased in 2024, similar issues in the future may adversely affect our results of operations. The future implementation of inflationary policies, such as the tariffs implemented and proposed by the Trump administration may similarly contribute to increased fuel, raw material and other costs and also may contribute to higher overall inflation. Additionally, we have experienced shortages in certain raw materials, suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. For example, as described elsewhere in these risk factors, until April 2024, stem cells used to produce our OsteoVive viable cell allograft became unavailable or were in short supply. Our efforts to mitigate supply chain weaknesses through our own vertical integration of manufacturing activities and other means may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply and inventory. If our costs rise due to continuing supply chain disruptions or due to the impact of tariffs, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials from our suppliers could delay product launches or result in lost opportunities to sell our products due to their unavailability. For example, in 2024, the launch of our Cortera® Spinal Fixation System was delayed due to supplier issues. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operations.

Many competitive products exist, and we expect more will be developed. Our operating results have suffered during the past few years due to intense competition and we may not be able to compete successfully because we are smaller and have fewer financial resources and less ability to invest in the development of new products.

The markets for our products are highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. Many of the companies developing or marketing competitive products enjoy several competitive advantages over us, including greater financial and human resources for product development and sales and marketing; greater name recognition; established relationships with surgeons, hospitals and third-party payors; broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and established sales and marketing and distribution networks. Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearances or approvals for competing products more rapidly than we do, develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive or acquire technologies and technology licenses complementary to our products or advantageous to our business, which could adversely affect our business and operating results. Not all of our sales and other personnel have non-compete agreements. We also compete with other organizations in recruiting and retaining qualified sales and management personnel, which may exacerbate the effects of labor shortages we have experienced in the past, as described elsewhere in these risk factors. If our competitors are more successful than we are in these matters, we may be unable to compete successfully against our existing or future competitors. Our industry has been subject to increasing consolidation. Consolidation in our industry not involving our Company could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, operating results and financial condition. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Our private label and OEM business, which we expect to account for an increasing percentage of our revenue, involves risks and may be subject to significant fluctuation on a product to product basis from period to period since we typically do not have long-term purchase agreements covering these sales and our customers could decide to use other OEMs.

We expect an increasing portion of our future revenues to be derived from our private label and original equipment manufacturer, or OEM, business. This expectation is based on our plan to focus on expanding this business and selling our new amnio and viable bone matrix products on an OEM basis. We may not be successful, however, in retaining or expanding our private label and OEM business. Our private label and OEM business, although not subject to commissions, involves lower gross margins relative to comparable products sold through our independent agent channel which, if this business increases as a percentage of our revenue, will reduce our future gross margins. In addition, our private label and OEM business involves other additional risks. For example, we generally do not have long-term supply agreements covering this business so our customers could periodically decide to use other OEMs based on cost, quality, delivery time, production capacities, competitive and regulatory considerations or other factors. Thus, revenues from our private label and OEM customers and the products we provide them are subject to significant fluctuation on a product to product basis from period to period. The success of our private label and OEM business is dependent upon the success of our private label and OEM customers in creating demand for and selling the products that we manufacture for them. If our private label and OEM business significantly increases, we may experience difficulties in staffing our manufacturing facility and meeting demand.

Our recently entered into license agreements to manufacture and commercially sell in the United States certain of our products and using the trademarks associated therewith and any similar agreements we may enter into may not result in significant revenue.

During the fourth quarter of 2024, we entered into a license agreement with a distributor granting an exclusive, nontransferable, non-sublicensable, royalty-bearing right and license to manufacture and commercialize in the United States our SimpliMax™ product and the trademarks associated therewith during the term of the agreement and subject to certain limitations as set forth therein. Under the terms of the agreement, we received a one-time, up front, non-refundable, non-creditable cash payment of $1.5 million. Beginning in 2025, we are entitled to quarterly royalty payments based on the volume of product sold by the distributor. These royalty payments include guaranteed minimums, which aggregate to $3.75 million during 2025. The agreement has an initial term of one year and is automatically renewable in one-year terms unless either party thereto provides written notice of non-renewal six months prior to the then-current term or earlier termination as provided under the agreement.

During the first quarter of 2025, we entered into a manufacture and license agreement with a distributor pursuant to which we agreed to manufacture and supply to the distributor our SimpliGraft® product under the distributor’s name and brand. We appointed the distributor as the exclusive seller of our SimpliGraft® product to end-users located in the United States during the term of the agreement and in accordance with the terms and conditions thereof and granted the distributor the right to use our related trademark in connection therewith. Under the terms of the agreement, we received a one-time, up-front, non-refundable, non-creditable cash payment of $1.5 million. Additionally, the distributor agreed to purchase our SimpliGraft® product in accordance with certain specified minimum purchase obligations. The minimum purchase obligations aggregate to $3.9 million during 2025. The agreement has an initial term of two years and is automatically renewable for six additional one-year terms unless the distributor provides written notice of non-renewal 90 days prior to the then-current term or earlier termination as provided under the agreement.

The first license agreement may terminate, and the second license agreement may generate significantly less revenue than anticipated following a CMS Policy Change, as defined in the agreements. The Centers for Medicare and Medicaid Services recently issued a Local Coverage Determination implementing significant changes to reimbursement for cellular and tissue-based products, which would impact our SimpliMax™ and SimpliGraft® products and constitute a CMS Policy Change under our license agreements. These changes were initially intended to become effective in February 2025 but have been delayed to April 2025. If these changes are not further delayed or reversed, we may receive less revenue under the license agreements than anticipated.

Our prior acquisitions and any future acquisitions or business combinations we complete involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition.

In 2023, we acquired Surgalign SPV, certain assets and liabilities of Surgalign Holdings, and certain assets of RTI. One of our key growth initiatives is to add depth to our product offerings through targeted strategic acquisitions in the future. Our ability to complete acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition or business combination could impair our business, reputation, operating results and financial condition. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into our operations, and we cannot guarantee that prior or future acquisitions or business combinations will, in fact, produce any benefits. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

●	diversion of management’s attention;
●	disruption to our existing operations and plans or the inability to effectively manage our expanded operations;
●	failure, difficulties or delays in securing, integrating, developing and assimilating information, financial systems, internal controls, operations, manufacturing processes and products or the distribution channels for acquired product lines;
●	potential loss of key employees, customers, distributors, or sales representatives of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and sales representatives;
●	temporary adverse impact on overall profitability and growth if certain acquired products cannibalize existing product offerings;
●	adverse impact on overall profitability if our expanded operations do not achieve the efficiencies, growth projections, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, delays in the realization thereof or costs or charges incurred to achieve any revenue or cost synergies;
●	reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs or fund acquired businesses, which could in turn restrict our ability to access additional capital when needed, pursue other important elements of our business strategy or remain in compliance with the covenants under our Credit Agreements;
●	infringement by acquired businesses or other business ventures of intellectual property rights of others or violation of confidentiality, intellectual property and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;
●	inaccurate assessment of additional post-acquisition investments, undisclosed, contingent, tax or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs;
●	incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges, including restructuring charges in connection with efforts to reduce costs and streamline operations; and
●	impacts as a result of accounting adjustments, incorrect estimates made in the accounting for the acquisitions or the potential write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances, or other potential financial accounting or reporting impacts, including those resulting from the international subsidiaries we acquired from Surgalign Holdings.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. For example, in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2023, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting that related to our then recent acquisitions, which constituted two material weaknesses at that time, which have since been remediated. Any such difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations.

Also, some acquisitions may require the consent of the lenders under our Credit Agreements with MidCap and/or the consent of Royalty Opportunities and ROS under the Investor Rights Agreement, and we cannot predict whether such approvals would be forthcoming or the terms on which the lenders or these investors would approve future acquisitions.

These risks, among others, could be heightened if we complete a large acquisition or other business combination or multiple transactions within a relatively short period of time or, if such approvals are not obtained, could prevent us from completing acquisitions that we believe would be beneficial to our business.

We operate in certain markets outside the United States that are subject to political, economic, and social instability and require management attention and financial resources and expose us to additional risks.

As a result of our 2023 acquisition of Surgalign Holdings’ hardware and biologics business, we sell certain products in 33 countries through international subsidiaries located in Europe and Asia. Revenue from outside the United States comprised 10% of our total revenue for the year ended December 31, 2024. This international expansion and the management of business in international markets requires significant management attention, personnel, and financial resources. Additionally, the sale and shipping of products across international borders subjects us to extensive and complicated trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. Additionally, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our sales activities and adversely impact our revenue.

Our international sales operations and international subsidiaries expose us and our representatives, agents, and distributors to the following risks inherent in operating in foreign jurisdictions:

●	the imposition of additional U.S. and foreign governmental controls or regulations on orthopedic implants and biologic products;
●	withdrawal from or revision to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, such as the tariffs implemented and proposed by the Trump administration, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;
●	economic instability and currency risk between the U.S. dollar and foreign currencies in our markets;
●	political instability and geopolitical conflicts, such as the war between Russia and Ukraine, the war between Israel and Hamas, and other conflicts in the Middle East;
●	the imposition of U.S. or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with that country, company, person, or entity;
●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;
●	scrutiny of foreign tax authorities, which could result in significant fines, penalties and additional taxes being imposed upon us;
●	difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting and information technology;
●	risks related to complying with accounting rules and regulations in foreign jurisdictions and consolidating the financial statements of our international subsidiaries in our financial statements;
●	a shortage of high-quality international salespeople and distributors;
●	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;
●	changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;
●	unexpected changes in foreign regulatory requirements;
●	differing local product preferences and product requirements;
●	difficulties in protecting, enforcing and defending intellectual property rights;
●	foreign currency exchange controls that might prevent us from repatriating cash;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	transportation delays and interruptions, including due to recent supply chain and shipping disruptions;
●	national and international conflicts, including foreign policy changes, acts of war or terrorist acts;
●	complex data privacy requirements and labor relations laws; and
●	exposure to different legal and political standards.

Our efforts to integrate acquired products with our existing product line may not be favorably received, which could negatively impact our results of operations and financial condition. In addition, we may decide to sell one or more of these products that we acquired, which disposition transaction also would involve risks.

Following our 2023 acquisitions, we have worked to integrate the products we acquired with our existing product lines, as applicable. However, there can be no assurance that these or future integration initiatives will be successful, and such changes may not be favorably received by our customers, which could negatively impact our results of operations and financial condition. In addition, we may decide to sell one or more of these products that we acquired, which disposition transaction also would involve risks, including without limitation:

●	diversion of management’s attention;
●	disruption to our existing operations;
●	loss of revenue;
●	potential loss of key employees, customers, distributors, or sales representatives;
●	adverse effects on existing business relationships with suppliers, customers, distributors, and sales representatives;
●	inaccurate assessment of retained liabilities and unanticipated costs associated with the transaction, and an inability to recover or manage such liabilities and costs;
●	incorrect estimates made in the accounting for such transactions and incurrence of non-recurring charges, including restructuring charges in connection with efforts to reduce costs and streamline operations; and
●	impacts as a result of accounting adjustments and incorrect estimates made in the accounting for the transactions or the potential write-off of significant amounts of goodwill or other assets as a result of the transaction.

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

Our quarterly revenue and operating results have varied and in the future may vary significantly, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of our annual results or future performance. Any shortfalls in revenue or earnings from levels expected by industry analysts or investors, as a result of such quarterly fluctuations or otherwise, could have an immediate and significant adverse effect on the market price of our common stock in any given period. Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include, among others:

●	demand for our products;
●	the effect of inflation, increased interest rates and other recessionary indicators and supply chain disruptions;
●	the level of competition;
●	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;
●	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;
●	the timing of or failure to obtain regulatory clearances or approvals for our products;
●	changes in pricing policies by us and our competitors;
●	changes in the treatment practices of our customers;
●	changes in independent sales representative or distributor relationships and sales force size and composition;
●	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;
●	the number and mix of products sold in the quarter and the geographies in which they are sold;
●	the number of selling days;
●	the availability and cost of components and materials;
●	the timing of orders and shipments;
●	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;
●	work stoppages or strikes in our industry;
●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used as well as global and local labor shortages and loss of personnel;
●	the impact of acquisitions, dispositions, business combinations and license agreements;
●	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;
●	changes in accounting standards, policies, estimates, and treatments;
●	restructuring, impairment, and other special charges;
●	costs associated with pending and any future litigation;
●	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges and manufacturing variances;
●	income tax fluctuations and changes in tax rules;
●	general economic, social and other external factors; and
●	increases of interest rates, which can increase the cost of borrowings under our credit agreements and generally affect the level of economic activity.

We may be required to incur impairment and other charges resulting from the impairment of goodwill or other intangible assets recorded in connection with acquisitions.

In connection with our acquisitions, applicable accounting standards generally require the net tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values as of the date of acquisition. Any excess in the purchase price paid by the acquiring company over the fair value of net tangible and intangible assets of the acquired business is recorded as goodwill. Definite lived-intangible assets other than goodwill are required to be amortized over their estimated useful lives and this amortization expense may be significant. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets, including both definite-lived and indefinite-lived intangible assets, or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2024, we had goodwill of $7.3 million, including goodwill from our 2023 acquisitions, and intangible assets of $8.4 million, which together comprise 17% of our total assets as of December 31, 2024. If we determine that our goodwill and intangible assets recorded in connection with our prior acquisitions or any future acquisitions have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges could be significant and could adversely affect our consolidated results of operations and financial position.

Fluctuations in foreign currency exchange rates could result in declines in our earnings and changes in our foreign currency translation adjustments.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Our principal exchange rate exposure is with the Euro, the Swiss franc and the British pound against the U.S. dollar. Fluctuations in foreign currency exchange rates could result in declines in our earnings. Any changes in foreign currency exchange rates would be reflected as a foreign currency exchange gain or loss. We do not hedge against our foreign currency exchange rate risk.

Our ability to deduct interest is limited.

Our ability to deduct interest on indebtedness properly allocable to our trade or business (which excludes investment interest) is limited to an amount equal to the sum of (i) our business interest income during the taxable year and (ii) 30% of our adjusted taxable income for such taxable year. For taxable years beginning after 2021, our adjusted taxable income for purposes of computing the 30% limitation has been reduced by depreciation, amortization and depletion deductions thereby causing a more restrictive limitation than that which existed for taxable years beginning prior to 2022. Disallowed interest deductions may be carried forward indefinitely and treated as business interest paid or accrued in the succeeding taxable year.

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

Our business, operating results and financial condition may be materially adversely affected by the spread of infectious diseases.

At the onset of, and at various times during, the COVID-19 pandemic, hospitals and other medical facilities cancelled or deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our direct and indirect sales representatives. Additionally, hospitals and other medical facilities have since experienced high levels of staff turnover. Because of these circumstances, surgeons and their patients occasionally deferred procedures in which our products otherwise would be used. These circumstances negatively impacted the number of elective procedures being conducted and the ability of our employees, independent sales representatives and distributors to effectively market and sell our products, which had a material adverse effect on our revenues. Similar conditions in the future could similarly cause surgeons and their patients to defer procedures in which our products otherwise would be used and limit the ability of our employees, independent representatives and distributors to effectively market and sell our products, which could again have a material adverse effect on our revenues.

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

Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the FDCA, a de novo classification or a PMA from the FDA, unless an exemption applies. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

Most of our currently commercialized products have received premarket clearances under Section 510(k) of the FDCA. In the future, the FDA may determine that more of our products will require the more costly, lengthy and uncertain de novo or PMA processes. In the process of obtaining PMA, which was required for our domestic Coflex product line, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical study, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, like our domestic Coflex product line. If the FDA requires us to go through the PMA or de novo process for future more products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could adversely affect our revenue. Although we currently market only one device under PMA and have not gone through the de novo classification process for marketing authorization, we cannot assure you that the FDA will not demand that we obtain a PMA or de novo classification prior to marketing in the future. Additionally, we cannot assure you that we will be able to obtain the required clearances with respect to future products.

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

In January 2025, the FDA published a guidance document with recommendations to reduce the risk of transmission of Mycobacterium tuberculosis (Mtb) by human cells, tissues, and tissue-based products (HCT/Ps). These new guidelines recommended that tissue banks test donors for Mtb prior to processing. The impact of this change would have dramatically slowed down the production of our new viable bone matrix product (OsteoVive® Plus). Xtant currently employs several actions to mitigate potential Mtb exposure. In addition, we have validated a post-processing Mtb test of our viable bone matrix products. Since these were only recommendations from the FDA, we feel our current processes go further than the intended guidelines to protect our patients from these types of pathogens. Initially, these guidelines were to take effect February 3, 2025, but the FDA has since pushed this back until May 4, 2025 to allow for more input from stakeholders.

Our clinical trials involve risk and expense and may fail to demonstrate competent and reliable evidence of the safety and effectiveness of our products, which in the case of product in development would prevent or delay their commercialization.

As a result of our acquisition of the Coflex product line, which is marketed under PMA, we are required by the FDA to conduct a post-market surveillance study. Generally, in order to obtain PMA for a device or to obtain approval of certain PMA supplements, the device sponsor must conduct well-controlled clinical studies designed to assess the safety and efficacy of the product candidate. In the future, we may be required to conduct other clinical studies that demonstrate competent and reliable evidence that our products are safe and effective before we can commercialize our products. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot be certain that our planned clinical trials or any other future clinical trials will be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our products for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our products. Even if regulatory approval is secured for any of our products, the terms of such approval may limit the scope and use of our products, which may also limit their commercial potential. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

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

In order to market our products in the Member States of the European Economic Area (“EEA”), our devices are required to comply with the essential requirements of the EU Medical Devices Regulation 2017/745, which implemented stricter control, transparency, and enforcement and strengthened post market surveillance requirements.

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

Modifications to our products may require new regulatory clearances or approvals, and if we market modified products without obtaining necessary approvals or certifications, we may be required to recall or cease marketing our products until clearances or approvals are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant changes to a device’s design, materials, chemical composition, energy source, or manufacturing process, or that would constitute a major change in its intended use, may require a new 510(k) clearance, a de novo classification, or possibly a PMA. Similarly, certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. We may make modifications to our approved devices in the future that we believe do not require further approval. Modifications to our products that were implemented without obtaining clearance or approval and for which FDA subsequently concludes that clearance or approval was required, may require us to recall or cease marketing the modified devices until clearance or approval is obtained, and we may be subject to significant regulatory fines or penalties. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. To do that, a manufacturer must determine if a change/modification to labeling of the device is a “major” change to the intended use statement (previously cleared by the FDA) or if a physical change/modification to the device itself “could significantly affect safety or effectiveness.” If the labeling change is major and/or the physical change significantly affects safety and effectiveness, the manufacturer must file for an additional 510(k) clearance, de novo classification, or PMA for those changes before the modified device can be lawfully marketed. If the Company concludes in its own self-determination that the changes do not meet either of the thresholds of “major “or “significantly affects,” it may simply document those changes by way of an internal letter-to-file as part of the manufacturer’s quality system recording keeping. However, the FDA can review a manufacturer’s decision and may disagree. The FDA will normally review a decision made by a manufacturer in a letter-to-file during a routine plant inspection, which FDA targets to conduct every two years for high-risk (Class III) device manufacturers and certain low and moderate risk (Class I and II) device manufacturers. In such a review the FDA may determine that a new clearance or approval was required before the device was put into commercial distribution.

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products. For example, we must submit periodic reports to the FDA as a condition of PMA. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. Similar requirements may apply in foreign jurisdictions where we market our products.

Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR or QMSR, may result in, among other things, changes to labeling, restrictions on such products or manufacturing processes, product corrections, removal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, withdrawal of regulatory clearance or approvals, delays in or refusals of new 510(k)s, de novo requests or PMA applications, untitled letters, warning letters, refusal to grant export certificates for our products, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects. Our inability to maintain required regulatory clearances, or our inability to comply with regulatory requirements, could harm our business and operating results.

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

Other regulatory entities with authority over our products and operations include state agencies enforcing statutes and regulations covering tissue banking. Regulations issued by Florida, New York, California, Colorado, Georgia and Maryland are particularly relevant to our business. Most states do not currently have tissue banking regulations. It is possible that others may make allegations against us or against donor recovery groups or tissue banks about non-compliance with applicable FDA regulations or other relevant statutes or regulations. Allegations like these could cause regulators or other authorities to take investigative or other action or could cause negative publicity for our business and the industry in which we operate.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the FDA issued a final rule in February 2024 replacing the QSR with the QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. Additionally, following the Supreme Court’s overturning of the Chevron doctrine in June 2024, which had provided for deference to regulatory agencies’ interpretation of regulations in litigation against the FDA and other agencies, there is additional uncertainty going forward regarding current and future regulatory interpretations. As a result of this decision, we cannot be sure whether there will be increased challenges to existing FDA regulations or how lower courts will apply the decision in the context of regulatory schemes without more specific guidance from the Supreme Court. Challenges to longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, could adversely affect our ability to sell our products. It is impossible to predict whether legislative or other changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

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

Regulatory authorities around the world have enacted laws and regulations or are considering a number of legislative and regulatory proposals concerning data protection. Data protection and privacy laws have been enacted by the United States federal and state governments, including, for example, the California Consumer Privacy Act, the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Florida Digital Bill of Rights, the Montana Consumer Data Privacy Act, the Oregon Consumer Privacy Act, the Texas Data Privacy and Security Act, the Utah Consumer Privacy Act and the Virginia Consumer Data Protection Act, and the regulatory regime continues to evolve and is increasingly complex and demanding. The interpretation and application of these laws in the United States, as well as similar laws in the EU and elsewhere, are often uncertain and subject to change. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our success is dependent upon the efforts of a relatively small management team and staff. We have experienced a high level of employee turnover in past years, including members of our management team. As part of the integration activities undertaken following our acquisition of the hardware and biologics business of Surgalign Holdings, we restructured and streamlined our sales organization and in connection thereto eliminated the position of Chief Commercial Officer held by Kevin D. Brandt effective as of August 16, 2024. As a result of the elimination of this position, Sean E. Browne, our Chief Executive Officer, assumed the role of head of sales. In addition, in January 2025, we effected a reduction in force affecting over 27 employees, thereby further increasing our dependence upon our remaining employees. While we have employment arrangements in place with our executive and other officers, none of these executive and other officers are bound legally to remain employed with Xtant for any specific term. We do not have key person life insurance policies covering our executive and other officers or any of our other employees. If key individuals were to leave Xtant, our business could be affected adversely if suitable replacement personnel are not recruited quickly.

Our business is dependent upon a sufficient number of qualified workers, and competition for such talent is intense, especially around Belgrade, Montana. If we cannot attract and retain qualified personnel or if we must increase substantially our labor costs to attract and retain qualified personnel, the growth and success of our business, as well as our operating results and financial condition, may be adversely affected.

The population around Belgrade, Montana, where our headquarters and production facilities are located, is small, and as a result, there is a limited number of qualified personnel available in all functional areas, which has made it difficult for us to attract and retain the qualified personnel necessary for the development, operation and growth of our business. We have been further impacted by labor shortages. Additionally, the rising cost of living in Belgrade, Montana and surrounding areas has caused some members of the labor force to leave these areas in search of more affordable living arrangements, which has worsened our local labor shortage. Our ability to maintain our productivity at competitive levels and increase production in the future may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. Companies in our industry, including us, are dependent upon an available labor pool of qualified employees. We compete for qualified personnel with other companies, academic institutions, governmental entities, and other organizations. A shortage in the labor pool of workers, which we believe currently exists in Belgrade, Montana, and which has worsened in the past years, has made it more difficult for us to attract and retain qualified personnel. We cannot be certain that we will be able to maintain an adequate qualified labor force necessary to operate efficiently and to support our growth strategy and operations. During 2023, these labor shortages contributed to production shortages and, from time to time, an inability for us to operate at full capacity. The tight labor market in the Belgrade, Montana, area also has required us to enhance our wages and benefit packages to attract a sufficient number of workers, and it is possible that these increased labor costs may not be effective in recruiting and retaining a sufficient number of qualified personnel. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining a sufficient number of qualified personnel in the future. If we cannot attract and retain qualified personnel or if we must increase substantially our labor costs to attract and retain qualified personnel, the growth and success of our business, as well as our operating results and financial condition, will be adversely affected.

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

We rely extensively on IT systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, invoicing and shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and providing data security and other processes necessary to manage our business. In recent years, we installed a new firewall to better protect from network intrusions, hired a Network and Security Administrator, and engaged a third-party service provider to perform periodic internal penetration testing in order to identify and address vulnerabilities. Additionally, we introduced always-on VPN in an effort to better restrict off-campus network access in light of the increase in the number of our employees working remotely in recent years, enhanced our monitoring and control capabilities, and hardened our cloud computing cyber security footprint. However, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate for these events on a timely basis, we may suffer interruptions in our ability to manage operations. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks and those of our customers, suppliers, independent sales agents, distributors and third-party service providers, and the confidentiality, availability and integrity of any underlying information and data. Our work from home arrangements, as well as those of our third-party service providers, may increase cybersecurity risks related to phishing, malware, and other similar cybersecurity attacks. We have programs, processes and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. We undertake considerable ongoing improvements to our IT systems in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur may be challenging. Although we have been the target of cyber incidents in the past, the aggregate impact of these incidents on our operations and financial condition has not been material to date. However, in light of the fact that cybersecurity threats have been rapidly evolving in sophistication and prevalence, no assurance can be provided that we will not become subject to future attacks, especially when our cybersecurity protection is dependent at least to some extent on the lack of human error. SEC rules related to cybersecurity risk management may further increase our regulatory burden and the cost of compliance in such events.

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

ROS and Royalty Opportunities collectively owned approximately 53% of our outstanding common stock as of December 31, 2024. We are party to the Investor Rights Agreement, under which ROS and Royalty Opportunities are permitted to nominate a majority of the directors and designate the chair of our Board of Directors at subsequent annual meetings, as long as they maintain an ownership threshold in our Company of at least 40% of our then outstanding common stock. If ROS and Royalty Opportunities are unable to maintain this ownership threshold, the Investor Rights Agreement contemplates a reduction of nomination rights commensurate with their ownership interests. Currently, ROS and Royalty Opportunities have no designees on our Board of Directors, but no assurance can be provided that they will not exercise their rights to obtain nominate a majority of our directors and designate a new chair of our Board. In addition, under the Investor Rights Agreement, for so long as the ownership threshold is met, we must obtain the approval of a majority of our common stock held by ROS and Royalty Opportunities to proceed with the following actions: (i) issue new securities; (ii) incur over $250,000 of debt in a fiscal year; (iii) sell or transfer over $250,000 of our assets or businesses or our subsidiaries in a fiscal year; (iv) acquire over $250,000 of assets or properties in a fiscal year; (v) make capital expenditures over $125,000 individually, or $1,500,000 in the aggregate during a fiscal year; (vi) approve our annual budget; (vii) appoint or remove the chair of our Board of Directors; and (viii) make loans to, investments in, or purchase, or permit any subsidiary to purchase, any stock or other securities in another entity in excess of $250,000 in a fiscal year. The Investor Rights Agreement also grants ROS and Royalty Opportunities the right to purchase from us a pro rata amount of any new securities that we may propose to issue and sell.

Because of their significant share ownership and control, OrbiMed has the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders and Board of Directors, including amendments to our Charter, Third Amended and Restated Bylaws (“Bylaws”), election and removal of directors, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions, as well as certain day-to-day decisions involved in operating our business, such as annual operating plans, capital expenditures and other investments in our business. The interests of OrbiMed may not be aligned with management’s views on the operation of our business or the interests of our other stockholders. For example, the Board of Directors may believe a particular transaction or fund raising opportunity is in the best interests of the Company and stockholders but the Company may be precluded from effecting such a transaction if ROS and Royalty Opportunities are unwilling to consent to or waive their rights under the Investor Rights Agreements with respect to such transaction.

In addition, OrbiMed and their affiliates may have an interest in pursuing a sale of the Company, acquisitions, divestitures and other transactions or not pursuing such transactions that, in their judgment, could provide them liquidity or enhance or reduce their investment, even though such transactions might involve risks to the Company and our other stockholders. For example, OrbiMed could cause us to sell the Company at a price the Board believes is inadequate, make acquisitions that increase our indebtedness, or cause us to sell revenue-generating assets. In addition, OrbiMed and their affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors and could preclude any acquisition of our Company. This concentration of voting control could deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

Funds affiliated with OrbiMed have owned a significant percentage of our common stock since 2018 and at some point may distribute some or all of their shares to their limited partners if they cannot otherwise obtain liquidity for all or part of their ownership interests, which distribution likely would have a material adverse impact on our stock price.

ROS and Royalty Opportunities collectively own approximately 53% of our outstanding common stock. Since they have owned a significant percentage of our common stock since 2018 and since it is typical that such funds have limited time horizons within which to hold investments, it is possible that ROS and/or Royalty Opportunities may distribute some or all of their shares of our common stock to their limited partners if they cannot otherwise obtain liquidity for all or part of their ownership interest. If such a distribution occurred, it is likely that it would have a material adverse effect on our stock price in light of our historical trading volumes and low public float. If the trading price of our common stock decreases to levels viewed to be abnormally low and no longer suitable for listing under the NYSE American’s listing standards, the NYSE American would likely commence delisting proceedings and immediately suspend trading in our common stock.

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

In September 2024, we received an “early warning” courtesy pointing out to us that our common stock price had decreased below $1.00 over a 30-trading day average and to remind us as to the NYSE American’s listing standards which allow the NYSE American to commence delisting proceedings and immediately suspend trading in the event that our common stock trades at levels viewed to be abnormally low and no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide. The NYSE American generally views trading below a price of $0.10 to be abnormally low. If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

The market price of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of the investment of our stockholders to sudden decreases.

The market price for securities of medical device and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The trading volume and prices of our common stock have been and may continue to be volatile and could fluctuate widely due to factors both within and beyond our control. During 2024, the sale price of our common stock ranged from $0.33 to $1.31 per share, and our daily trading volume ranged from 1 thousand to 950 thousand shares. Such volatility may be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of our common stock may harm the value of the investment of our stockholders in our common stock. Factors that may have a significant impact on the market price and marketability of our common stock include, among others:

●	our observance of covenants under our Credit Agreements;
●	our ability to make interest payments under our Credit Agreements;
●	the terms of any potential future transaction(s) related to debt financing, debt restructuring or capital raising;
●	announcements of technological innovations or new commercial products by us or our present or potential competitors;
●	developments or disputes concerning patent or other proprietary rights;
●	developments in our relationships with employees, suppliers, distributors, sales representatives and customers;
●	acquisitions or divestitures;
●	litigation and government proceedings;
●	adverse legislation, including changes in governmental regulation;
●	third-party reimbursement policies;
●	additions or departures of key personnel;
●	sales of our equity securities by our significant stockholders, including in the event ROS or Royalty Opportunities distributes shares of our common stock to its limited partners, or management or sales of additional equity securities by our Company;
●	changes in securities analysts’ recommendations;
●	short selling;
●	changes in health care policies and practices or reimbursement affecting our products or technologies;
●	the delisting of our common stock or halting or suspension of trading in our common stock by the NYSE American;
●	economic, social and other external factors, such as epidemics or pandemics, supply chain disruptions, labor shortages and persistent inflation; and
●	general market conditions.

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

We issue guidance regarding our future performance, such as our anticipated annual revenue, that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance or analyst expectations regarding future operating results could disappoint investors and analysts and cause the market price of our common stock to decline.

We may issue additional common stock resulting in stock ownership dilution.

From time to time, we issue equity securities to raise additional financing and in connection with debt restructurings. During 2024, we issued in a private placement approximately 7.8 million shares of common stock at a purchase price of $0.64 per share. Future dilution may occur due to additional future equity issuances and/or equity financing events by us, including any potential future restructuring of our outstanding indebtedness. In addition, we may raise additional capital through the sale of equity or convertible debt securities, which would further dilute the ownership interests of our stockholders. As of December 31, 2024, we had outstanding warrants to purchase 12,237,470 shares of our common stock. In addition, we had stock options to purchase 1,190,211 shares of our common stock, performance stock units covering 1,710,776 shares of our common stock, restricted stock unit awards covering 2,087,096 shares of our common stock and deferred stock unit awards covering 2,791,096 shares of our common stock under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan, stock options to purchase 2,735,192 shares of our common stock and restricted stock unit awards covering 397,133 shares of our common stock under the Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan, options to purchase 499 shares of our common stock under our prior equity compensation plan, and 5,618,848 shares available for issuance under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan. If these or any future warrants, options or restricted stock units are exercised or otherwise converted into shares of our common stock, our stockholders will experience additional dilution.

The sale or availability for sale of substantial amounts of our common stock or other equity securities could adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock or a preferred stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. We cannot predict what effect, if any, market sales of securities held by ROS or Royalty Opportunities and beneficially owned by OrbiMed, or any of their partners if a distribution is effected, or any other Xtant stockholder or the availability of these securities for future sale will have on the market price of our common stock, although it is likely that such sales would have a material adverse impact on the trading price of our common stock, especially given our low trading volume and public float.

If securities analysts stop publishing research or reports about us or our business, or if they downgrade our common stock, the trading volume and market price of our common stock could decline.

The market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If any analyst who covers us downgrades our stock or lowers its future stock price targets or estimates of our operating results, our stock price could decline rapidly. This is particularly true if we fail to meet the expectations of analysts with respect to our revenue and other operating results. Furthermore, if analysts cease to cover our Company, we could lose visibility in the market. Each of these events could, in turn, cause our trading volume and the market price of our common stock to decline.

Anti-takeover provisions in our organizational documents and agreements may discourage or prevent a change in control, even if a sale of the Company could be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.

Several provisions of our Restated Certificate of Incorporation (“Charter”) and Bylaws and our Investor Rights Agreement could make it difficult for our stockholders to change the composition of our Board of Directors, preventing them from changing the composition of management. In addition, several provisions of our Charter and Bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable. These provisions include:

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

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. Economic slowdowns, periods of high inflation, periods of rising interest rates and recessions, as well as disruptions in access to bank deposits or lending commitments due to bank failures, could materially and adversely affect our revenue, liquidity, financial condition and results of operations. For example, the 2023 closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although depositors at these institutions continued to have access to their funds, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank with which we deposit our funds or otherwise do business could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that fails or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Additionally, the credit and financial markets may be adversely affected by the war between Russia and Ukraine and measures taken in response thereto, as well as the war between Israel and Hamas and other conflicts in the Middle East. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse or uncertain economic conditions, supply chain disruptions, labor shortages and persistent inflation, and measures taken in response thereto, including interest rate increases, could also adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, wildfires or flooding. Concern over climate change could result in new legal or regulatory requirements designed to report, reduce or mitigate the effects of greenhouse gases, as well as more stringent regulation of water rights. For example, in March 2024, the SEC adopted climate disclosure rules, which would require disclosure in certain SEC filings about material climate-related risks, activities to mitigate or adapt to such risks, board oversight of climate-related risks and management’s role in managing material climate-related risks, and climate-related targets and goals. These climate disclosure rules have been the subject of multiple legal challenges, so the extent to which the rules will go into effect remains uncertain. Inconsistency of regulations at the federal and state level may affect the costs of compliance with such legal or regulatory requirements. In addition, public company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and are demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. We may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to such disclosures, either of which could materially and adversely affect our future results of operations and financial condition. Adverse publicity or climate-related litigation that impacts us could have a negative impact on our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act and the NYSE American. These requirements place a strain on our management, systems and resources and we will continue to incur significant legal, accounting, insurance and other expenses. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE American requires that we comply with various continued listing requirements and corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE American requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the market price of our common stock. Furthermore, as we grow our business both organically and through acquisitions, our disclosure controls and procedures and internal control over financial reporting will become more complex, and we may require significantly more resources to ensure that these controls and procedures remain effective.

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

Public companies are facing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs could result in material increases to our overall operational costs. Our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. Additionally, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters may be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation, or issued related legal opinions. The federal government has similarly taken action to curtail ESG initiatives. A failure, or perceived failure, to adapt to or comply with regulatory requirements or to respond to investor or stakeholder expectations and standards could negatively impact our business and reputation and have a negative impact on the trading price of our common stock.

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

Risk Management and Strategy

Our processes for assessing, identifying, and managing cybersecurity threats have been integrated into our overall risk management processes. The information provided by these processes facilitates management’s ongoing assessment of our cybersecurity risk environment and provides current and accurate information regarding cybersecurity risks to management, our Audit Committee and Board of Directors to allow appropriate management of such risks through remediation or other risk mitigation activities.

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

Use of Consultants and Advisors

We engage various third-party cybersecurity service providers to assess and enhance our cybersecurity practices and assist with protection and monitoring of our systems and information, including with respect to protection of our e-mail, system access, network monitoring, endpoint protection, vulnerability assessments and penetration testing. We engage cybersecurity consultants, auditors, and other third parties to assess and enhance our cybersecurity practices, such as a third-party consulting firm to perform tabletop exercises and evaluate our cyber processes including an assessment of our incident response procedures.

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

Risks from Material Cybersecurity Threats

Although we have taken steps to prevent and mitigate data security threats, there can be no assurance that our protective measures and those of our third-party service providers will prevent or detect security breaches that could have a significant impact on our business, reputation, operating results and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. As of the date of this filing, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on our business strategy, results of operations or financial condition. Although we have not experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been mitigated by preventative, detective, and responsive measures we have put in place. See the factors described in the “Part I. Item 1.A. Risk Factors” section of this Form 10-K for further detail about the cybersecurity risks we face. Maintaining a robust information security system is an ongoing priority for us and we plan to continue to identify and evaluate new, emerging risks to data protection and cybersecurity both within our Company and through our engagement of third-party service providers.

Item 2. Properties

Our headquarters and manufacturing facility are located at 664 Cruiser Lane, Belgrade, Montana 59714. We also have two other facilities on the contiguous Belgrade campus, located at 600 Cruiser Lane, and at 732 Cruiser Lane. All our properties are leased and expire in October 2025. Additionally, all leases have the option to extend for either two five-year terms or a single ten-year term.

The facility located at 664 Cruiser Lane is approximately 14,000 square feet of space. This building has an ISO 7 (Class 10,000) environmentally controlled area as well as diagnostic testing and research laboratories. The 600 Cruiser Lane building has approximately 17,700 square feet, which includes fourteen Class 100 (ISO 5) cleanrooms, a fully equipped diagnostics laboratory, microbiology laboratory and testing laboratory. The space at 732 Cruiser Lane is approximately 21,000 square feet where one Class 1,000 (ISO 6) cleanroom is located. The validated manufacturing areas and laboratory facilities located across this campus provide storage, processing, final packaging and testing space for production of biologic tissues and manufacturing medical devices pursuant to FDA, GMP regulations, and ISO 13485:2016.

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

In connection with our acquisition of the nanOss production operations from RTI, we acquired the lease for the approximately 15,000 square foot nanOss production facility located in Greenville, North Carolina. The lease expires in June 2025 and we do not intend to renew it as we are moving this production to Belgrade, Montana.

Item 3. Legal Proceedings

Our legal proceedings are discussed in Note 14 – Commitments and Contingencies in the notes to our consolidated financial statements in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the ticker symbol “XTNT.” The closing sale price to our common stock on February 28, 2025 was $0.51 per share.

Holders of Record

As of February 28, 2025, we had 148 holders of record. A greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future. In addition, our credit agreements with MidCap preclude us from paying dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities of our Company during the quarter ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other equity securities of our Company during the quarter ended December 31, 2024.

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

We have an extensive sales channel of independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network hospitals (“IDNs”) and through group purchasing organizations (“GPOs”). We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our primary focus is the United States market, we promote and sell our products internationally through direct sales representatives and stocking distribution partners in Europe, Canada, Mexico, South America, Australia, and certain Pacific region countries.

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products, including our Cortera® Spinal Fixation System, viable bone matrix, OsteoVive® Plus, and amniotic membrane allografts, SimpliGraft® and SimpliMaxTM; (2) leverage our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

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

Surgalign Holdings’ Hardware and Biologics Business

On August 10, 2023, we completed the acquisition of certain additional assets of Surgalign Holdings and its subsidiaries on an as-is, where-is basis, including specified inventory, intellectual property and intellectual property rights, contracts, equipment and other personal property, records, all outstanding equity securities of Surgalign Holdings’ international subsidiaries, and intangibles related to the business of designing, developing and manufacturing hardware medical technology and distributing biologics medical technology, as conducted by Surgalign Holdings and its subsidiaries, and certain specified liabilities of Surgalign Holdings and its subsidiaries pursuant to an Asset Purchase Agreement, dated June 18, 2023, between Surgalign Holdings and us (as amended, the “Surgalign Asset Purchase Agreement”). Pursuant to the Surgalign Asset Purchase Agreement, we were able to acquire Surgalign Holdings’ broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. Additionally, we were able to acquire Surgalign Holdings’ biomaterials portfolio of advanced and traditional orthobiologics. These offerings complement our portfolio of orthobiologics and spinal implant fixation systems. This transaction was conducted through a process supervised by the United States Bankruptcy Court in connection with Surgalign Holdings’ bankruptcy proceedings. We funded the purchase price of $5 million with cash on hand. This transaction resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $11.7 million and is shown as a gain on bargain purchase on our consolidated statement of operations for the year ended December 31, 2024. The bargain purchase was primarily attributable to the transaction occurring as part of bankruptcy proceedings.

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

Recent Developments

During the fourth quarter of 2024, we entered into a license agreement with a distributor granting an exclusive, nontransferable, non-sublicensable, royalty-bearing right and license to manufacture and commercialize in the United States our SimpliMax™ product and the trademarks associated therewith during the term of the agreement and subject to certain limitations as set forth therein. Under the terms of the agreement, we received a one-time, up front, non-refundable, non-creditable cash payment of $1.5 million. Beginning in 2025, we are entitled to quarterly royalty payments based on the volume of product sold by the distributor. These royalty payments include guaranteed minimums, which aggregate to $3.75 million during 2025. The agreement has an initial term of one year and is automatically renewable in one-year terms unless either party thereto provides written notice of non-renewal six months prior to the then-current term or earlier termination as provided under the agreement.

During the first quarter of 2025, we entered into a manufacture and license agreement with a distributor pursuant to which we agreed to manufacture and supply to the distributor our SimpliGraft® product under the distributor’s name and brand. We appointed the distributor as the exclusive seller of our SimpliGraft® product to end-users located in the United States during the term of the agreement and in accordance with the terms and conditions thereof and granted the distributor the right to use our related trademark in connection therewith. Under the terms of the agreement, we received a one-time, up-front, non-refundable, non-creditable cash payment of $1.5 million. Additionally, the distributor agreed to purchase our SimpliGraft® product in accordance with certain specified minimum purchase obligations. The minimum purchase obligations aggregate to $3.9 million during 2025. The agreement has an initial term of two years and is automatically renewable for six additional one-year terms unless the distributor provides written notice of non-renewal 90 days prior to the then-current term or earlier termination as provided under the agreement.

The first license agreement may terminate, and the second license agreement may generate significantly less revenue than anticipated following a CMS Policy Change, as defined in the agreements. The Centers for Medicare and Medicaid Services recently issued a Local Coverage Determination implementing significant changes to reimbursement for cellular and tissue-based products, which would impact our SimpliMax™ and SimpliGraft® products and constitute a CMS Policy Change under our license agreements. These changes were initially intended to become effective in February 2025 but have been delayed to April 2025. If these changes are not further delayed or reversed, we may receive less revenue under the license agreements than anticipated.

Results of Operations

Comparison of Years Ended December 31, 2024 and December 31, 2023

The following table sets forth our results of operations for 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Product revenue	115,765	98.7%	91,303	100.0%
License revenue	1,502	1.3%	—	—%
Total Revenue	117,267	100.0%	91,303	100.0%

Cost of Sales	49,051	41.8%	35,836	39.2%
Gross Profit	68,216	58.2%	55,467	60.8%
Operating Expenses
General and administrative	28,691	24.5%	25,850	28.3%
Sales and marketing	49,214	42.0%	38,439	42.1%
Research and development	2,385	2.0%	1,336	1.5%
Total Operating Expenses	80,290	68.5%	65,625	71.9%
Loss from Operations	(12,074)	(10.3)%	(10,158)	(11.1)%
Other (Expense) Income
Interest expense	(4,160)	(3.5)%	(2,938)	(3.2)%
Interest income	—	0.2%	149	0.2%
Unrealized foreign currency translation gain	5	0.0%	265	0.3%
Bargain purchase gain	—	0.0%	11,694	12.8%
Other expense	(33)	(0.0)%	(49)	(0.1)%
Total Other (Expense) Income	(4,188)	(3.6)%	9,121	10.0%
Net Loss from Operations Before Provision for Income Taxes	(16,262)	(13.9)%	(1,037)	(1.1)%
(Provision) Benefit for Income Taxes
Current and Deferred	(187)	(0.2)%	1,697	1.9%
Net (Loss) Income	$(16,449)	(14.0)%	$660	0.7%

Revenue

Total revenue for the year ended December 31, 2024 increased 28% to $117.3 million compared to $91.3 million for the prior year. This increase is attributed primarily to the contribution of additional sales resulting from the acquisition of the Surgalign Holdings’ hardware and biologics business, higher independent agent sales, and $1.5 million in upfront licensing revenue generated from a licensing agreement pursuant to which we granted a distributor an exclusive, nontransferable, non-sublicensable, royalty-bearing right and license to manufacture and commercialize in the United States our SimpliMaxTM product and the trademarks associated therewith.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs, and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by 37%, or $13.2 million, to $49.1 million for the year ended December 31, 2024 from $35.8 million for the year ended December 31, 2023. This increase is primarily due to greater revenue, as described above and the write-off of approximately $1.5 million of inventory acquired from Surgalign Holdings’ hardware and biologics business resulting from performance of verification procedures performed during the course of 2024.

Gross profit as a percentage of revenue decreased to 58.2% for the year ended December 31, 2024 compared to 60.8% for the year ended December 31, 2023. Of this decrease, 220 basis points were due to product mix, 200 basis points were due to reduced production throughput and 130 basis points were due to charges for the write-off of inventory associated with our acquisition of Surgalign Holdings’ hardware and biologics business. This decrease was partially offset by increased leverage on higher revenue.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and other professional fees, as well as occupancy costs. General and administrative expenses increased 11%, or $2.8 million, to $28.7 million for the year ended December 31, 2024 compared to $25.9 million for the year ended December 31, 2023. This increase is primarily attributable to $1.4 million of additional stock-based compensation, $0.5 million of additional severance expense, $0.6 million of additional hardware and software expense, and $0.3 million of additional amortization expense, in each case in 2024 as compared to 2023. These increases were partially offset by reduced expense of $0.4 million related to various compensation plans.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions; personnel costs for sales and marketing employees; costs for trade shows, sales conventions and meetings; travel expenses; advertising; and other sales and marketing related costs. Sales and marketing expenses increased 28%, or $10.8 million, to $49.2 million for the year ended December 31, 2024 compared to $38.4 million for the year ended December 31, 2023. This increase was due primarily to additional independent agent commissions expense of $7.0 million resulting from higher independent agent sales, $2.4 million of additional expense associated with various compensation plans and $0.9 million of additional professional service fees.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new product technologies. Research and development expenses increased 79%, or $1.0 million, to $2.4 million for year ended December 31, 2024 compared to $1.3 million for the year end December 31, 2023. This increase resulted primarily from increased headcount due to additional personnel hired in connection with our acquisitions and increased expenses associated with new product development.

Interest Expense

Interest expense for the year ended December 31, 2024 increased $1.2 million to $4.2 million as compared to $2.9 million for the year ended December 31, 2023. This increase resulted primarily from additional borrowings on our revolving line of credit and the additional borrowing of $5.0 million under our term credit agreement in May 2024.

(Provision) Benefit for Income Taxes Current and Deferred

Income tax provision for the year ended December 31, 2024 was $0.2 million compared to income tax benefit of $1.7 million for the year ended December 31, 2023. This change resulted primarily from the non-recurring tax benefit in 2023 associated with the release of the valuation allowance resulting from recognition of deferred tax liabilities in purchase accounting.

Net (Loss) Income

We recognized a net loss of $16.4 million during the year ended December 31, 2024 as compared to net income of $660 thousand during the year ended December 31, 2023 primarily due to the $11.7 million gain on bargain purchase recognized in 2023 as a result of our acquisition of Surgalign Holdings’ hardware and biologics business in connection with a bankruptcy proceeding.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations primarily through operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$6,221	$5,923
Accounts receivable, net	20,660	20,731
Inventories	38,634	36,885
Total current assets	67,116	64,899
Accounts payable	7,918	7,054
Accrued liabilities	7,771	10,419
Line of credit	12,120	4,622
Total current liabilities	28,581	22,990
Net working capital	38,535	41,879

Cash Flows

Net cash used in operating activities for the year ended December 31, 2024 was $11.9 million compared to $9.5 million for the year ended December 31, 2023. This increase in net cash used in operating activities relates primarily to the increase in inventory balance.

Net cash used in investing activities for the years ended December 31, 2024 was $3.7 million compared to $24.8 million for the year ended December 31, 2023. This decrease relates primarily to the use of $23.5 million of cash for the acquisitions of Surgalign SPV, Inc., Surgalign Holdings’ hardware and biologics business and nanOss production operations from RTI Surgical, Inc. during the year ended December 31, 2023.

Net cash provided by financing activities for the year ended December 31, 2024 was $16.1 million compared to $19.7 million for the year ended December 31, 2023. This decrease relates primarily to $9.6 million of greater proceeds from private placements during the year ended December 31, 2023, partially offset by greater borrowings during year ended December 31, 2024 under our revolving line of credit, net of repayments.

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

On May 14, 2024, we entered into Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 1”), which amends the Term Credit Agreement, and Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 1” and, together with Term Amendment No. 1, the “Amendments No. 1”), which amends the Revolving Credit Agreement. The Term Amendment No. 1 increases the amount of term loans that may be borrowed by $5.0 million to a maximum of $22.0 million, which are fully drawn as of December 31, 2024. In addition, the Amendments No. 1 re-set the date certain fees payable in connection with optional prepayments are determined to May 14, 2024 and consequently extend such fees’ original expiration. The exit fees were increased by 2.50% to 6.50% of the principal amount borrowed pursuant to the Term Credit Agreement. The terms of borrowing under the Credit Agreements otherwise remain materially unchanged.

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

The Facilities have a maturity date of March 1, 2029. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of December 31, 2024, we had $12.1 million outstanding and $4.2 million of availability under the Revolving Credit Facility.

The loans and other obligations pursuant to the Credit Agreements will bear interest at a per annum rate equal to the sum of the SOFR Interest Rate, as such term is defined in the Credit Agreements, plus the applicable margin of 6.50% in the case of the Term Credit Agreement, and an applicable margin of 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of December 31, 2024, the effective rate of the Term Credit Agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 15.23%, and the effective rate of the Revolving Credit Agreement was 9.96%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. As of December 31, 2024, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $6.2 million of cash and cash equivalents as of December 31, 2024, together with our anticipated operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least March 2026. However, we may require or seek additional capital to fund our future operations and business strategy prior to March 2026. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

We believe that the following financial estimate is both important to the portrayal of our financial condition and results of operations and requires subjective or complex judgments. Further, we believe that the item discussed below is properly recorded in our consolidated financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with the Audit Committee of the Board of Directors and with our independent registered public accounting firm. The judgments about those financial estimates are based on information available as of the date of our financial statements. Our most critical accounting estimate is inventory valuation, as described in more detail below.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method and includes materials, labor and overhead. We calculate an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions about anticipated future demand for products. A significant sustained decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development and introductions that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Our estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Our estimates of anticipated future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. Increases in our inventory reserves result in a corresponding expense, which is recorded to cost of sales. We believe the total reserve at December 31, 2024 is adequate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to Xtant as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xtant Medical Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Xtant Medical Holdings, Inc. (a Montana corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Minneapolis, Minnesota
March 6, 2025

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue
Product revenue	$115,765	$91,303
License revenue	1,502	—
Total Revenue	117,267	91,303

Cost of Sales	49,051	35,836
Gross Profit	68,216	55,467

Operating Expenses
General and administrative	28,691	25,850
Sales and marketing	49,214	38,439
Research and development	2,385	1,336
Total Operating Expenses	80,290	65,625

Loss from Operations	(12,074)	(10,158)

Other (Expense) Income
Interest expense	(4,160)	(2,938)
Interest income	—	149
Unrealized foreign currency translation gain	5	265
Bargain purchase gain	—	11,694
Other expense	(33)	(49)
Total Other (Expense) Income	(4,188)	9,121

Net Loss from Operations Before Provision for Income Taxes	(16,262)	(1,037)

(Provision) Benefit for Income Taxes Current and Deferred	(187)	1,697

Net (Loss) Income	$(16,449)	$660

Net (Loss) Income Per Share:
Basic	$(0.12)	$0.01
Dilutive	$(0.12)	$0.01
Shares used in the computation:
Basic	133,665,075	119,093,687
Dilutive	133,665,075	126,793,318

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2024	2023
Net (Loss) Income	$(16,449)	$660
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(345)	29
Comprehensive (Loss) Income	(16,794)	689

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of December 31, 2024	As of December 31, 2023
ASSETS
Current Assets:
Cash and cash-equivalents	$6,199	$5,715
Restricted cash	22	208
Trade accounts receivable, net of allowance for credit losses of $1,437 and $920, respectively	20,660	20,731
Inventories	38,634	36,885
Prepaid and other current assets	1,601	1,330
Total current assets	67,116	64,869
Property and equipment, net	10,131	8,692
Right of use asset, net	829	1,523
Goodwill	7,302	7,302
Intangible assets, net	8,356	10,085
Other assets	103	141
Total Assets	$93,837	$92,612

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,918	$7,054
Accrued liabilities	7,771	10,419
Current portion of lease liability	703	830
Current portion of finance lease obligations	69	65
Line of credit	12,120	4,622
Total current liabilities	28,581	22,990
Long-term Liabilities:
Lease liability, net	166	759
Financing lease obligations, net	47	116
Long-term debt, plus premium and less issuance costs	22,038	17,167
Accrued earnout liabilities	—	210
Deferred tax liability	42	21
Total Liabilities	50,874	41,263

Commitments and Contingencies (Note 14)	—	—

Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 139,045,664 shares issued and outstanding as of December 31, 2024; 130,180,031 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	302,738	294,330
Accumulated other comprehensive income	(316)	29
Accumulated deficit	(259,459)	(243,010)
Total Stockholders’ Equity	42,963	51,349
Total Liabilities & Stockholders’ Equity	$93,837	$92,612

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except number of shares and par value)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Total	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	108,874,803	$—	$277,841	$—	$(243,670)	$34,171

Private placement of common stock, net of issuance costs of $175	20,000,000	—	14,011	—	—	14,011
Common stock issued upon vesting and settlement of restricted stock units	1,536,251	—	—	—	—	—
Withholding on common stock upon vesting and settlement of restricted stock units	(231,023)	—	(261)	—	—	(261)
Stock-based compensation	—	—	2,739	—	—	2,739
Foreign currency translation adjustment	—	—	—	29	—	29
Net income	—	—	—	—	660	660
Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349

Private placement of common stock, net of issuance costs of $544	7,812,500	—	4,456	—	—	4,456
Common stock issued upon vesting and settlement of restricted stock units	1,314,495	—	—	—	—	—
Withholding on common stock upon vesting and settlement of restricted stock units	(281,220)	—	(178)	—	—	(178)
Stock-based compensation	—	—	4,117	—	—	4,117
Exercise of stock options	19,858		13			13
Foreign currency translation adjustment	—	—	—	(345)	—	(345)
Net loss	—	—	—	—	(16,449)	(16,449)
Balance at December 31, 2024	139,045,664	$—	$302,738	$(316)	$(259,459)	$42,963

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net (loss) income	$(16,449)	$660
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,224	3,174
Non-cash interest	522	386
Gain on sale of fixed assets	(264)	(115)
Stock-based compensation	4,117	2,739
Provision for reserve on accounts receivable	823	497
Provision for excess and obsolete inventory	485	357
Deferred income taxes	21	(1,901)
Gain on bargain purchase	—	(11,694)
Other	(26)	16

Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(755)	(8,736)
Inventories	(2,494)	(1,886)
Prepaid and other assets	(218)	220
Accounts payable	1,033	2,980
Accrued liabilities	(2,915)	3,788
Net cash used in operating activities	(11,896)	(9,515)

Investing activities:
Purchases of property and equipment	(4,113)	(1,456)
Proceeds from sale of fixed assets	383	175
Acquisition of Surgalign SPV, Inc.	—	(17,000)
Acquisition of Surgalign Holdings, Inc.’s hardware and biologics business, net of cash acquired	—	(4,503)
Acquisition of nanOss Production Operations from RTI Surgical Inc.	—	(2,000)
Net cash used in investing activities	(3,730)	(24,784)

Financing activities:
Borrowings on line of credit	112,640	78,219
Repayments on line of credit	(105,142)	(76,976)
Payments on financing leases	(65)	(63)
Proceeds from private placement, net of issuance costs	4,456	14,011
Proceeds from issuance of long term debt	5,000	5,000
Debt issuance costs	(651)	(239)
Payment of taxes from withholding of common stock upon vesting and settlement of restricted stock units	(178)	(261)
Proceeds from exercise of stock-based compensation	13	—
Net cash provided by financing activities	16,073	19,691

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(149)	24

Net change in cash and cash equivalents and restricted cash	298	(14,584)
Cash and cash equivalents and restricted cash at beginning of year	5,923	20,507
Cash and cash equivalents and restricted cash at end of year	$6,221	$5,923
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$6,199	$5,715
Restricted cash	22	208
Total cash and cash equivalents and restricted cash reported in the consolidated balance sheets	$6,221	$5,923

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Business Description and Summary of Significant Accounting Policies

Business Description

The accompanying consolidated financial statements include the accounts of Xtant Medical Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, which are jointly referred to herein as “Xtant” or the “Company”. The terms “we,” “us” and “our” also refer to Xtant.

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

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The December 31, 2024 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

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

The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customers’ current creditworthiness, customer concentration, age of accounts receivable balance, general economic conditions that may affect a customer’s ability to pay, and management judgment. In addition, we include provision for current expected credit loss based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method in the case of biologics and weighted average cost in the case of hardware and includes materials, labor and overhead. The Company calculates an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense, which is recorded to cost of sales.

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

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets include tradenames, customer relationships and patents. Intangible assets are carried at cost less accumulated amortization. The Company amortizes these assets on a straight-line basis over their estimated useful lives.

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

The Company accounts for stock-based compensation for restricted stock units and deferred stock units at their fair value, based on the closing market price of the Company’s common stock on the date of grant. These costs are recognized on a straight-line basis over the requisite service period, which is usually the vesting period.

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

Additionally, the Company sells product directly to domestic and international stocking resellers, original equipment manufacturer resellers and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. The Company recognizes revenue when the control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements, and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions. In the normal course of business, the Company accepts returns of product that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes. Payment terms are generally net 30 days from invoice date and some customers are offered discounts for early pay. The consideration for goods or services reflects any fixed amount stated per the contract and estimates for any variable consideration, such as returns, discounts or rebates, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. For certain sales transactions, we incur group purchasing organization fees that are based on a contractual percentage of applicable sales and are treated as consideration payable to a customer and recorded as a reduction of revenue.

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer. At December 31, 2024, $1.0 million was included in revenue for products that had not shipped.

Licensing revenue

Revenue is recognized when control of the intellectual property (“IP”) rights is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the licensing of the Company’s IP. Revenue for IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its intellectual property or a right to use its intellectual property, the Company considers the nature of its intellectual property to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s IP.

Revenues from sales based royalties promised in exchange for a license of IP is recognized at the later of when the underlying sale occurs, or the performance obligation to which some or all of the sales based royalty has been allocated is satisfied.

The Company has one license agreement which grants an exclusive, nontransferable, non-sublicensable, royalty bearing right to manufacture and commercialize one of our products in the United States. The Company concluded this represented one performance obligation of transferring the IP rights to manufacture and commercialize the product. This was determined to be functional IP. The transaction price includes an upfront non-refundable fee of $1.5 million as well as quarterly royalty payments based on the volume of product sold subject to guaranteed quarterly minimums, which aggregate to $3.75 million during 2025. Variable consideration is included in the transaction price only to the extent significant reversal of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating variable consideration for the performance obligation identified in the contract. This judgment involves assessing factors outside of our influence, including our products accessibility to certain reimbursement codes determined by regulatory authorities. Accordingly, the guaranteed quarterly minimums were constrained and not recognized when the performance obligation was satisfied as it was not probable that there would not be a significant reversal of cumulative revenue due to uncertainty with a Centers for Medicare & Medicaid Services (“CMS”) policy change and language in the agreement.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024	Percentage of Total Revenue	Year Ended December 31, 2023	Percentage of Total Revenue
Orthobiologics	$66,419	57%	$58,605	64%
Spinal implant	49,346	42%	32,698	36%
License revenue	1,502	1%	—	—%
Total revenue	$117,267	100%	$91,303	100%

Research and Development

Research and development costs, which are principally related to internal costs for the development of new products, are expensed as incurred.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net (loss) income per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2024 and 2023, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency of income tax disclosures. The guidance in ASU No. 2023-09 allows for a prospective method of transition, with the option to apply the standard retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

Adoption of New Accounting Standard

The Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures on December 31, 2024. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See Note 20, Segment and Geographic Information, for the updated segment disclosures as a result of adopting this ASU.

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

Year Ended
December 31,
2023
Revenues	$125,950
Net income	(3,676)

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

Revenue was approximately $20.2 million and net losses were approximately $1.0 million for Surgalign SPV and the hardware and biologics business of Surgalign Holdings, collectively, from the dates of acquisition to December 31, 2023.

(5) Receivables

The Company’s provision for current expected credit loss is determined based on historical collection experience adjusted for current economic conditions affecting collectability. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses was as follows for years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Balance at January 1	$920	$515
Provision for current expected credit losses	823	497
Write-offs against allowance	(306)	(92)
	$1,437	$920

(6) Inventories

Inventories consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$6,622	$7,269
Work in process	2,812	1,562
Finished goods	29,200	28,054
	$38,634	$36,885

(7) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$7,239	$6,858
Computer equipment	1,254	1,330
Computer software	361	230
Leasehold improvements	4,356	4,347
Surgical instruments	15,798	14,648
Assets not yet in service	960	959
Total cost	29,968	28,372
Less: accumulated depreciation	(19,837)	(19,680)
	$10,131	$8,692

Depreciation expense related to property and equipment, including property under finance lease, for the years ended December 31, 2024 and 2023 was $2.5 million and $1.8 million, respectively.

(8) Goodwill and Intangible Assets

The results of the Company’s annual goodwill impairment tests for the years ended December 31, 2024 and 2023 indicated that no goodwill impairment existed as of the test date.

There were no changes in the carrying amount of goodwill during the year ended December 31, 2024.

The following table sets forth information regarding intangible assets (in thousands):

December 31, 2024:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(948)	$1,829
Customer List	6 years	8,000	(2,445)	5,555
Tradenames	10 years	1,190	(218)	972
		$11,967	$(3,611)	$8,356

December 31, 2023:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(672)	$2,105
Customer List	6 years	8,000	(1,111)	6,889
Tradenames	10 years	1,190	(99)	1,091
		$11,967	$(1,882)	$10,085

Amortization expense was $1.7 million and $1.4 million for the years ended December 31, 2024 and 2023. The following is a summary of estimated future amortization expense for intangible assets as of December 31, 2024 (in thousands):

2025	1,727
2026	1,713
2027	1,680
2028	1,679
2029	563
Thereafter	994
Total	$8,356

(9) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Wages/commissions payable	$5,565	$8,890
Other accrued liabilities	2,206	1,529
Accrued liabilities	$7,771	$10,419

(10) Debt

Long-term debt consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Amounts due under the Term Facility	$22,000	$17,000
Accrued end-of-term payments	465	456
Less: unamortized debt issuance costs	(427)	(289)
Less: current maturities	—	—
Long-term debt, less issuance costs	$22,038	$17,167

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

As of December 31, 2024, the effective rate of the term loan under the term credit agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 15.23%, and the effective rate of the revolving loan under the revolving credit agreement was 9.96%. As of December 31, 2024, the Company had $12.1 million outstanding and $4.2 million of availability under the Revolving Credit Facility.

The credit agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of certain subsidiaries of the Company, as borrowers (the “Borrowers”), subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the credit agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the credit agreements. As of December 31, 2024, the Company was in compliance with all covenants under the credit agreements.

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

(11) Equity

Private Placement

2024 Private Placement

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

(12) Stock-Based Compensation

Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan

On July 26, 2023, our stockholders approved and adopted the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which replaced the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Plan”) with respect to future grants of equity awards, although the 2018 Plan continues to govern equity awards granted under the 2018 Plan. The 2023 Plan permits the Board of Directors, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The Board of Directors may select 2023 Plan participants and determine the nature and amount of awards to be granted. The maximum number of shares of our common stock available for issuance under the 2023 Plan, subject to adjustment pursuant to the terms of the 2023 Plan, is (i) 5,500,000 shares of common stock; (ii) 7,695,812 shares of common stock remaining available for issuance under the 2018 Plan but not subject to outstanding awards under the 2018 Plan as of July 26, 2023; and (iii) up to 6,686,090 shares of common stock subject to awards outstanding under the 2018 Plan as of July 26, 2023 but only to the extent such awards are subsequently forfeited, cancelled, expire, or otherwise terminate without the issuance of such shares of common stock after such date. As of December 31, 2024, 5,618,848 shares remained available for grant under the 2023 Plan. Under the 2023 Plan, shares of our common stock related to awards granted under the plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of the shares become available again for grant under the plan.

Total stock-based compensation expense recognized for employees and directors was $4.1 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively, and was recognized as general and administrative expense.

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

Stock option activity, including options granted under the 2023 Plan, the 2018 Plan and the prior plan was as follows:

	2024			2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	4,875,828	1.31		3,360,664	1.51
Granted	—	—		1,602,013	1.16
Exercised	(19,858)	0.64		—	—
Cancelled or expired	(930,567)	1.38		(86,849)	6.58
Outstanding at December 31	3,925,403	1.29	6.64	4,875,828	1.31	7.97
Exercisable at December 31	2,947,725	1.36	6.08	2,116,957	1.51	6.93

As of December 31, 2024, total compensation expense related to unvested employee stock options not yet recognized was $0.9 million, which is expected to be allocated to expenses over a weighted-average period of 2.4 years. The weighted average grant date fair value of options granted during the year ended December 31, 2023 was $0.99. The was no intrinsic value associated with options exercisable at December 31, 2024. The estimated fair value of stock options granted is determined using the Black-Scholes-Merton method applied to individual grants. There were no stock options granted during the year ended December 31, 2024. Key assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2023 are as follows:

Risk free interest rate	4.3%
Dividend yield	0%
Expected term	6.2 years
Expected volatility	111%

Deferred Stock Units and Restricted Stock Units

Under our non-employee director compensation program, non-employee directors may elect to receive deferred stock units, or DSUs, in lieu of their annual restricted stock units, or RSUs, which awards are typically granted on August 15th of each year. Each RSU or DSU represents the right to receive one share of our common stock. DSU and RSU activity for awards granted under the 2023 Plan and 2018 Plan was as follows:

	2024		2023
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	3,524,675	1.07	3,612,433	0.88
Granted	4,195,363	0.84	1,942,614	1.15
Vested	(1,310,937)	1.13	(1,536,251)	0.90
Cancelled	(953,629)	0.92	(494,121)	0.54
Outstanding at December 31	5,455,472	0.90	3,524,675	1.07

Total compensation expense related to unvested DSUs and RSUs not yet recognized was $5.1 million as of December 31, 2024, which is expected to be allocated to expenses over a weighted-average period of 2.5 years.

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

Activity for PSU awards granted under the 2023 Plan was as follows for the year ended December 31, 2024:

	2024
	Shares	Weighted Average Fair Value
Outstanding at January 1	—	$—
Granted	1,894,985	1.49
Forfeited	(254,276)	1.49
Vested	—	—
Outstanding at December 31	1,640,709	$1.49

The total compensation cost related to unvested PSUs was $1.8 million as of December 31, 2024, which is expected to be allocated to expenses over a weighted-average period of 2.2 years.

(13) Warrants

Warrant activity was as follows for the years ended December 31, 2024 and 2023:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2023	12,187,470	1.53
Issued	—	0.00
Outstanding as of December 31, 2023	12,187,470	1.53
Issued	50,000	0.82
Outstanding as of December 31, 2024	12,237,470	1.53

As of December 31, 2024, the weighted average remaining contractual term of outstanding warrants was 1.8 years.

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

As of December 31, 2024, the weighted-average remaining lease term was 1.3 years. Lease expense related to operating leases was $0.9 million and $0.7 million for the years ended December 31, 2024 and 2023. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, during the year ended December 31, 2024, the Company estimates the weighted-average discount rate for its operating leases to be between 5.64% and 12.46% to discount future cash flows to present value based on the incremental borrowing rate.

Future minimum payments as of December 31, 2024 under these long-term operating leases are as follows (in thousands):

2025	$741
2026	154
2027	22
2028	5
Total future minimum lease payments	922
Less: amount representing interest	(53)
Present value of obligations under operating leases	869
Less: current portion	(703)
Long-term operating lease obligations	$166

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

(15) Income Taxes

The Company’s (provision) benefit for income taxes differs from applying the statutory U.S. Federal income tax rate to income before taxes. The primary difference results from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The components of loss from operations before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(13,835)	$(1,099)
Foreign	$(2,427)	$62
Total	$(16,262)	$(1,037)

The components of the (provision) benefit for income taxes current and deferred are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	(113)	(93)
Foreign	(53)	(111)
Total current	(166)	(204)

Deferred:
Federal	(7)	1,422
State	(14)	479
Total deferred	(21)	1,901

Total (provision) benefit for income taxes current and deferred	$(187)	$1,697

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 21% to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Statutory Federal tax rate	$3,415	$218
Valuation allowance	(3,163)	(501)
State income taxes, net of Federal benefit	636	764
Bargain purchase gain	—	2,456
Permanent differences	(62)	(403)
Change in state income tax rate	(42)	(242)
Stock compensation adjustment	(210)	(27)
Attribute expiration	(280)	(197)
Return to provision and other adjustments	(444)	10
Foreign rate differential	134	(61)
Nondeductible executive compensation	(171)	(320)

Total (provision) benefit for income taxes current and deferred	$(187)	$1,697

Deferred tax components are as follows (in thousands):

	At December 31,
	2024	2023
Deferred tax assets:
Accrued liability for vacation	$173	$160
Accrued commissions and bonuses / compensation	115	641
Accrued contingencies	78	29
Amortization	518	358
Bad debt reserve	326	242
Capitalized R&D expenses	850	567
Charitable contributions carryforward	15	15
Lease liability	261	371
Interest expense	4,092	3,027
Inventory reserve	2,834	1,661
Net operating loss carryovers	19,160	18,626
Stock option compensation	1,022	730
UNICAP	115	44
Other	103	100
Total deferred tax assets	29,662	26,571

Deferred tax liabilities:
Depreciation	(470)	(448)
Right of use asset	(220)	(306)
Prepaids	(65)	(51)
Total deferred tax liabilities	(755)	(805)

Valuation allowance	(28,949)	(25,787)

Net deferred tax liabilities	$(42)	$(21)

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the realizable deferred tax assets. The valuation allowance increased by $3.1 million in 2024 and by $5.0 million in 2023.

At December 31, 2024, the Company had total domestic Federal, state and foreign net operating loss carryovers of approximately $56.0 million, $54.8 million and $17.4 million, respectively. Federal net operating losses generated prior to 2018 and State net operating loss carryovers expire at various dates between 2024 and 2043. Federal net operating losses generated after 2017 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. Foreign net operating losses begin expiring in 2026.

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

The 2022 through 2024 tax years remain open to examination by the Internal Revenue Service and various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire. Foreign tax years remain open from 2020 to 2024.

As of December 31, 2024, we have no unrecognized tax benefits in long-term liabilities.

The Company did not recognize any material interest or penalties related to income taxes for the years ended December 31, 2024 and 2023.

(16) Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net (loss) income per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net (loss) income per share was the same as basic net (loss) income per share for the year ended December 31, 2024, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net loss incurred for the period.

The table below sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net (loss) income	$(16,449)	$660
Denominator:
Basic – weighted average shares outstanding	133,665,075	119,093,687
Effect of dilutive securities:
Employee restricted stock units	—	2,447,519
Warrants	—	5,252,112
Diluted – weighted average shares outstanding	133,665,075	126,793,318
Basic earnings per share	(0.12)	0.01
Diluted earnings per share	(0.12)	0.01

For the years ended December 31, 2024 and 2023, 21,952,434 and 9,363,668 stock options, restricted stock units and warrants were excluded for the diluted earnings per share calculation as they were anti-dilutive.

(17) Employee Benefit Plans

The Company has a 401(k) plan for our employees. The 401(k) plan is a defined contribution plan covering substantially all of our employees. Employees are eligible to participate in the plan on the first day of any month after starting employment. Employees are allowed to contribute a percentage of their wages to the 401(k) plan, subject to statutorily prescribed limits and are subject to a discretionary employer match of 100% of their wage deferrals not in excess of 4% of their wages. The Company contributed $0.7 million and $0.5 million as part of the employer match program for the years ended December 31, 2024 and 2023, respectively.

(18) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid during the period for:
Interest	$3,638	$2,552
Non-cash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$111	$260

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

(20) Segment and Geographic Information

The company operates as one reportable and operating segment based upon the Company’s organization structure and the way in which the operations and investments are managed and evaluated by the chief operating decision maker (“CODM”), who is the Chief Executive Officer. The CODM uses consolidated net (loss) income as the primary measure of segment profit or loss to monitor performance and allocate resources.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

The table below provides the calculation of consolidated net (loss) income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$117,267	$91,303
Less cost of sales	49,051	35,836
Gross Profit	68,216	55,467
Gross Margin	58.2%	60.8%
Less:
General and administrative	28,691	25,850
Sales and marketing	49,214	38,439
Research and development	2,385	1,336
Interest expense	4,160	2,938
Interest income	—	(149)
Unrealized foreign currency translation gain	(5)	(265)
Bargain purchase gain	—	(11,694)
Other expense	33	49
Provision (benefit) for income taxes	187	(1,697)
Net (Loss) Income	$(16,449)	$660

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 90% and 94% of revenue was in the United States for the years ended December 31, 2024 and 2023, respectively. Total revenue by major geographic area is as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$105,519	$85,862
Rest of World	11,748	5,441
Total	$117,267	$91,303

(21) Subsequent Event

Effective January 23, 2025, the Company entered into a manufacture and license agreement with a distributor pursuant to which the Company agreed to manufacture and supply to the distributor the Company’s SimpliGraft® product under the distributor’s name and brand. The Company appointed the distributor as the exclusive seller of the Company’s SimpliGraft® product to end-users located in the United States during the term of the agreement and in accordance with the terms and conditions thereof and granted the distributor the right to use the related trademark in connection therewith. Additionally, the Company granted the distributor the exclusive right to use the HCPCS (Healthcare Common Procedure Coding System) number or code associated with the licensed product as issued by the CMS in connection with its sales of the product under the agreement and all activities incidental thereto and an exclusive, non-royalty-bearing license to use the SimpliGraft® trademark solely in connection with the marketing, promoting, distribution, offering to sell, and selling of the product in the United States during the term of the agreement and solely in accordance with the terms and conditions thereof. In exchange for such right and license, the distributor paid the Company a one-time, up-front, non-refundable, non-creditable cash payment of $1.5 million and agreed to purchase our SimpliGraft® product in accordance with certain specified minimum purchase obligations. The minimum purchase obligations aggregate to $3.9 million during 2025.

If CMS and/or one or more Medicare Administrative Contractors modifies, suspends or discontinues any policies applicable to the SimpliGraft® product, including without limitation pricing and/or coverage policies, relative to such policies as in effect as of January 23, 2025 such that such change does or will materially affect the distributor’s gross profit for the product or does or will materially restrict or limit, or have the effect of limiting, the distributor’s ability to sell the product in the United States (“CMS Policy Change”), then the distributor is obligated to immediately notify the Company of the specific change and its expected impact on the distributor and the parties have agreed to negotiate in good faith, for at least 60 days to modify the agreement as necessary to address the consequences of such CMS Policy Change. If the parties are unable to agree on any such amendment within 60 days, the distributor may choose to be relieved of the minimum purchase obligations and the exclusive appointments and licenses as provided in the agreement will be converted to non-exclusive. The agreement has an initial term of two years and is automatically renewable for six additional one-year terms unless the distributor provides written notice of non-renewal 90 days prior to the then-current term or earlier termination as provided under the agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Remediation of Previously Reported Material Weaknesses

As previously disclosed, in our Annual Report on Form 10-K for the year ended December 31, 2023, and in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2024, during the preparation of our consolidated financial statements for the year ended December 31, 2023, management identified two material weaknesses in our internal control over financial reporting. More specifically, our controls surrounding the completeness and accuracy of information utilized in determining the open balance sheet fair value of inventory, which includes the establishment of inventory reserves, related to the acquisition of the hardware and biologics business of Surgalign Holdings, Inc. were insufficient and did not operate at an appropriate level of precision. Our review of certain data and assumptions utilized in our valuation of opening balance sheet inventory failed to identify inconsistent assumptions related to inventory utilization and inventory costing. This constituted a material weakness. In addition to the foregoing material weakness, due to insufficient time and resources, we did not appropriately design, implement and execute sufficient controls and procedures to verify the existence of inventory on consignment that was acquired in connection with our acquisitions of Surgalign SPV, Inc. and the hardware and biologics business of Surgalign Holdings, Inc. during the year ended December 31, 2023, resulting in a second material weakness.

Since identifying the material weaknesses, management has designed and implemented the following specific controls to address the material weaknesses and enhance our disclosure controls and procedures:

●	Precision of Controls Related to Completeness and Accuracy of Information Utilized in Determining the Opening Balance Sheet Fair Value of Inventory. To prevent similar occurrences in the future, we have added additional accounting personnel to allow for more robust review of nonrecurring, complex transactions. Additionally, if necessary, we will utilize external accounting resources to review future valuations of acquired inventory.

●	Insufficient Procedures to Confirm the Existence of Acquired Consigned Inventory. Throughout 2024, we subjected our acquired consigned inventory to inventory field audits to verify all consigned inventory during the year ended December 31, 2024. We believe the field inventory in our consolidated balance sheet as of December 31, 2024 fairly presents in all material respects the acquired inventory and transactions during 2024, in conformity with GAAP.

During the quarter ended December 31, 2024, our management completed testing of the remediation activities and determined that the newly implemented controls had been operating effectively for a sufficient period to conclude that the previously identified material weaknesses were remediated.

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth certain information concerning our current directors and executive officers as of February 28, 2025. No family relationships exist among our directors or executive officers. We sometimes refer to the Board of Directors of Xtant as the “Board.”

Name	Age	Position	Director/Officer Since
Stavros G. Vizirgianakis(3)	54	Chair of the Board and Director	2022
Sean E. Browne	59	President and Chief Executive Officer and Director	2019
John K. Bakewell(1)(3)	63	Director	2018
Jonn R. Beeson(2)(3)	56	Director	2023
Robert E. McNamara(1)(2)	68	Director	2018
Lori D. Mitchell-Keller(1)(2)	58	Director	2023
Scott C. Neils	40	Chief Financial Officer	2022
Mark A. Schallenberger	39	Chief Operations Officer	2023

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

The business experience of each director and executive officer is summarized below.

Stavros G. Vizirgianakis has served as a member of our Board since August 2022. Mr. Vizirgianakis was elected to the Board in connection with our private placement in August 2022. Mr. Vizirgianakis is the former Chief Executive Officer of Misonix, Inc., a medical device company that Bioventus Inc. acquired in 2021. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis served as the President and Chief Executive Officer of Misonix from September 2016 through October 2021. Mr. Vizirgianakis currently serves as Chair of the board of directors of Apyx Medical Corporation (NASDAQ: APYX), an advanced energy technology company, and as a member of the board of directors of Medinotec, Inc. (OTCQX: MDNC), a medical device company. He previously served on the board of directors of Bioventus Inc. and Tenaxis Medical, Inc. and is a strategic investor and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a Degree in Commerce from the University of South Africa. Mr. Vizirgianakis’s extensive experience as a senior executive of a publicly traded medical technology company, as well as his experience serving on the board of directors of other companies contributes valuable experience to our Board.

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

John K. Bakewell has served as a member of our Board since February 2018. He was initially elected to the Board in connection with our restructuring in February 2018. Mr. Bakewell is a strategic executive with more than 30 years of experience in senior executive roles and as a board member of several medical technology companies. He currently serves on the board of directors of Treace Medical Concepts, Inc. (NASDAQ: TMCI), a medical device company. Mr. Bakewell most recently held the position of Chief Financial Officer of Exact Sciences Corporation (NASDAQ: EXAS), a molecular diagnostics company, and previously Chief Financial Officer of Lantheus Holdings, Inc. (NASDAQ: LNTH), a diagnostic medical imaging company. Mr. Bakewell also previously served in Chief Financial Officer positions at Interline Brands, Inc., RegionalCare Hospital Partners, Wright Medical Group, Inc., which was acquired by Stryker Corporation (NYSE: SYK) in November 2020, Cyberonics, Inc., now part of LivaNova PLC (NASDAQ: LIVN), Altra Energy Technologies, Inc. and ZEOS International, Ltd. He began his career in the public accounting profession, serving seven years, collectively, with Ernst & Young and KPMG Peat Marwick. Mr. Bakewell previously served on the board of directors of Neuronetics, Inc. (NASDAQ: STIM), a public medical device company; Entellus Medical, Inc., a public ENT-focused medical device company, until its acquisition by Stryker Corp.; ev3 Inc., a public endovascular medical device company, until its acquisition by Covidien plc; and Corindus Vascular Robotics, Inc., a public cardiovascular robotics medical technology company and now a Siemens Healthineers company. Mr. Bakewell holds a Bachelor of Arts in Accounting from the University of Northern Iowa and is a certified public accountant (current status inactive). Mr. Bakewell’s financial expertise and extensive managerial experience as a senior executive of several publicly traded medical technology companies, as well as his experience serving on the board of directors of other companies contributes valuable experience to our Board.

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

Robert E. McNamara has served as a member of our Board since February 2018. He has over 25 years of experience in the medical device industry. Mr. McNamara was initially elected to the Board in connection with our restructuring in February 2018. He also serves on the board of directors and as Audit Committee Chair, member of the Compensation Committee and a member of the Nominating and Governance Committee of AVITA Medical, Inc. (RCEL). From January 2013 to July 2016, Mr. McNamara served as Executive Vice President and from April 2012 to July 2016 as the Chief Financial Officer for LDR Holding Corporation, a publicly held medical device (spinal implants) company acquired by Zimmer Biomet Holdings, Inc. In addition, Mr. McNamara has previously served as the Senior Vice President and Chief Financial Officer for publicly traded medical device companies including Accuray Inc., a stereotactic radiation company focused on treating cancer using AI robotics, Somnus Medical Technologies Inc., a RF energy company focused on treating upper airway breathing disorders, and Target Therapeutics, Inc., a minimally invasive catheter and device company treating vascular diseases of the brain. Mr. McNamara previously served as a member of the board of directors of Axonics, Inc., Alpha Teknova, Inc. and Northstar Neurosciences Inc. and is the former Mayor of Menlo Park, California. Mr. McNamara began his career in public accounting and is a certified public accountant (current status inactive). Mr. McNamara holds a Bachelor of Science in Accounting from the University of San Francisco and a Master of Business Administration in Finance from The Wharton School at the University of Pennsylvania. Mr. McNamara brings valuable finance and accounting experience in the medical device industry to the Board.

Lori D. Mitchell-Keller has served as a member of our Board since May 16, 2023. Ms. Mitchell-Keller has over 30 years of experience in the software, consumer goods, wholesale distribution and retail industries, including more than 15 years focused on market strategy and market development. From May 2020 to November 2022, she served as Vice President and Global General Manager, Industry Solutions, at Google Cloud, a company offering a suite of cloud computing services. From June 2018 to May 2020, Ms. Mitchell-Keller served as the President and Global General Manager, SAP Industries, at SAP Labs, LLC, a software company, where she previously served in several other roles since 2007, including EVP and Global General Manager, Consumer Industries; SVP and Global Head, Retail Industry Business Unit; SVP, LoB Solution Management Idea-to-Delivery; SVP, Suite Solution Management, Supply Chain, Product Lifecycle Management and Manufacturing; and SVP, Business Suite Applications. Prior to SAP, Ms. Mitchell-Keller held a variety of executive positions at Manugistics, a software company, and Baxter/Allegiance Healthcare. Ms. Mitchell-Keller currently serves as a member of the board of directors of Sage Group plc (GB:SGE), a software company; Mitratech, a software company; Madison House Autism Foundation and The Neighborhood Of Maryland, Inc. She previously served on the boards of directors of the Food Marketing Institute and the National Retail Federation. Ms. Mitchell-Keller holds a Master of Business Administration in Management/Strategy and Marketing from the J.L. Kellogg Graduate School of Management at Northwestern University, a Master of Science in Operations Research from Stanford University, and a Bachelor of Science in Industrial Engineering from Iowa State University. Ms. Mitchell-Keller brings valuable market strategy, market development, operations and supply chain management experience to the Board.

Scott C. Neils has served as our Chief Financial Officer since June 2022 and prior to that served as our Interim Chief Financial Officer from January 2022 to June 2022 and as our Controller from August 2019 until January 2022. Mr. Neils has over 15 years of experience focused on public accounting and corporate finance. In this role, Mr. Neils gained extensive experience managing our finance and accounting functions. Prior to joining Xtant, Mr. Neils served as Audit Senior Manager at Baker Tilly US, LLP (formerly Baker Tilly Virchow Krause, LLP), an advisory, tax and assurance firm, from November 2015 to August 2019. Prior to that position, Mr. Neils was at Grant Thornton LLP, an accounting and advisory organization, from September 2007 to November 2015, most recently as Audit Manager. Mr. Neils is a Certified Public Accountant. He holds a Bachelor of Science in Business in Accounting and a Master of Accountancy from the Carlson School of Management at the University of Minnesota.

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

Royalty Opportunities and ROS collectively beneficially own approximately 53% of our common stock.

Director Independence

The Board has affirmatively determined that John K. Bakewell, Jonn R. Beeson, Robert E. McNamara, Lori D. Mitchell-Keller and Stavros G. Vizirgianakis are “independent directors,” as defined under the independence standards of the NYSE American.

Board Leadership Structure

Under the terms of the Investor Rights Agreement, Royalty Opportunities and ROS have the right to designate the Chair of the Board. However, Royalty Opportunities and ROS have waived this right during the past couple of years. Stavros G. Vizirgianakis serves as Chair of the Board and has served in this position since August 2022 when he joined our Board in connection with our private placement. Sean E. Browne serves as our President and Chief Executive Officer. We believe this leadership structure is in the best interests of the Company and our stockholders and strikes the appropriate balance between the Chief Executive Officer’s responsibility for the strategic direction, day-to-day leadership, and performance of the Company and the Chair of the Board’s responsibility to guide the overall strategic direction of the Company, provide oversight of our corporate governance and guidance to our Chief Executive Officer, and to set the agenda for and preside over Board meetings. We recognize that different leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe that we are currently well-served by this leadership structure.

In connection with our August 2022 private placement, we entered into an agreement with Stavros G. Vizirgianakis, as the lead investor of the private placement, pursuant to which we agreed to provide Mr. Vizirgianakis certain director nomination rights. Pursuant to the terms of the agreement, we agreed to and expanded the size of the Board by one position and elected Mr. Vizirgianakis as a director to fill the vacancy created as a result of the increase, effective upon completion of the closing of the first tranche of securities in the private placement. In addition, we agreed to and elected Mr. Vizirgianakis as Chair of the Board, effective upon completion of the first closing. The director nomination rights set forth in the agreement will terminate on the earlier of (i) the date on which Mr. Vizirgianakis ceases to hold at least 75% of the shares of our common stock purchased by him in the private placement; (ii) October 7, 2024; or (iii) upon written notice of Mr. Vizirgianakis to the Company. Accordingly, the director nomination rights set forth in the agreement terminated on October 7, 2024.

Board Committees

We currently maintain three Board committees, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

The table below summarizes the current membership of each of our three standing board committees as of February 28, 2025.

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

The Audit Committee currently consists of Mr. Bakewell (Chair), Mr. McNamara and Ms. Mitchell-Keller. The Audit Committee met five times during fiscal 2024. Under the NYSE American listing standards, all Audit Committee members must be independent directors and meet heightened independence requirements under the federal securities laws. In addition, all Audit Committee members must be financially literate, and at least one member must be financially sophisticated. Further, under SEC rules, the Board must determine whether at least one member of the Audit Committee is an “audit committee financial expert,” as defined by the SEC’s rules. The Board has determined that Mr. Bakewell, Mr. McNamara and Ms. Mitchell-Keller are independent and financially literate and that Mr. Bakewell and Mr. McNamara are financially sophisticated and qualify as “audit committee financial experts” in accordance with the applicable rules and regulations of the SEC.

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

The Compensation Committee currently consists of Mr. McNamara (Chair), Mr. Beeson and Ms. Mitchell-Keller. The Compensation Committee met three times during fiscal 2024. The Board has determined that each of Mr. McNamara, Mr. Beeson and Ms. Mitchell-Keller satisfies the heightened independence criteria for compensation committee members under the NYSE American listing standards. In addition, each Compensation Committee member is a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

As described above, the Compensation Committee is responsible for recommending to the Board all compensation for the Company’s Chief Executive Officer and approving all compensation for the Company’s other executive officers. Although the Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee, it has not done so. The Company’s Chief Executive Officer provides his recommendations to the Compensation Committee regarding compensation to be paid to the executive officers and bonus plan performance objectives and goals. The Compensation Committee may engage and obtain advice and assistance from outside advisors as it deems necessary to carry out its duties. In August 2023, the Compensation Committee engaged Mercer (US) Inc. to serve as its independent compensation consultant and to assist with the assessment of our executive and non-employee director compensation programs. Mercer (US) Inc. does not provide any services to the Company unrelated to executive or director compensation.

Nominating and Corporate Governance Committee

The organization and responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, which is posted on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”). The primary purposes of the Nominating and Corporate Governance Committee include:

●	identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board director nominees for election at each annual meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board;
●	making recommendations to the Board regarding director diversity, retirement age, tenure and refreshment policies;
●	reviewing and making recommendations to the Board regarding Board committee structure and composition;
●	developing and recommending to the Board a set of corporate governance guidelines and overseeing corporate governance issues; and
●	developing and overseeing an orientation process for new directors and reviewing the Company’s policies and programs with respect to the continuing education of directors.

The Nominating and Corporate Governance Committee consists of Mr. Beeson (Chair), Mr. Bakewell and Mr. Vizirgianakis. The Nominating and Corporate Governance Committee met two times during fiscal 2024. The Board has determined that Mr. Beeson, Mr. Bakewell and Mr. Vizirgianakis are independent directors under the NYSE American listing standards.

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

The Nominating and Corporate Governance Committee identifies director candidates based on input provided by a number of sources, including Board members, stockholders, management, and third parties. The Nominating and Corporate Governance Committee does not distinguish between nominees recommended by our stockholders and those recommended by other parties. Any stockholder recommendation must be sent to our Corporate Secretary at Xtant Medical Holdings, Inc., 664 Cruiser Lane, Belgrade, Montana 59714, and must include certain information concerning the nominee as specified in our Bylaws.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our Insider Trading Policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the Nasdaq Listing Rules. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Executive Compensation

Overview

This section describes the compensation of the executive officers named in the Summary Compensation Table below, which individuals consist of our President and Chief Executive Officer, the two most highly compensated executive officers (other than our President and Chief Executive Officer) serving as executive officers as of December 31, 2024, and a former executive officer who would have been one of the two most highly compensated executive officers (other than our President and Chief Executive Officer) but for the fact that he was not serving as an executive officer as of December 31, 2024:

●	Sean E. Browne, our President and Chief Executive Officer and principal executive officer (CEO or PEO);
●	Scott C. Neils, our Chief Financial Officer;
●	Mark A. Schallenberger, our Chief Operations Officer; and
●	Kevin D. Brandt, our former Chief Commercial Officer.

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

Anika Therapeutics, Inc.	AxoGen, Inc.	Bioventus Inc.
NeuroPace, Inc.	OrthoPediatrics Corp.	Paragon 28, Inc.
Pulmonx Corporation	Radimed Corporation	Rockwell Medical, Inc.
Sanara MedTech Inc.	SI-BONE, Inc.	Sight Sciences, Inc.
Surmodics, Inc.	TELA Bio, Inc.	Treace Medical Concepts, Inc.
Zynex, Inc.

Data from this peer group, therefore, is considered in the compensation benchmarking process as one input in helping us determine appropriate pay levels.

Use of Consultants

The Compensation Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities, and prior to doing so, assesses the independence of such experts and advisors from management. The Compensation Committee retained Mercer (US) Inc. in August 2023. In 2024, Mercer (US) Inc. assisted with the analysis of executive officer and non-employee director compensation. Mercer (US) Inc. did not provide any services to our company other than those for which it was retained by the Compensation Committee.

Elements of Our Executive Compensation Program

During 2024, our executive compensation program consisted of several key elements, which are described in the table below, along with the key characteristics of, and the purpose for, each element and key 2024 changes.

Element	Key Characteristics	Purpose	Key 2024 Changes
Base Salary (Fixed, Cash)	A fixed amount, paid in cash periodically throughout the year and reviewed annually and, if appropriate, adjusted.	Provides a source of fixed income that is market competitive and reflects scope and responsibility of the position held.	4% base salary increases for each of our named executive officers.

Short-Term Incentive (STI) (Variable, Cash)	A variable, short-term, discretionary element of compensation that is payable in cash based on achievement of key pre-established annual corporate objectives.	Motivates and rewards our executives for achievement of annual corporate objectives.

No changes to target bonus percentages.

The pre-established corporate objectives for the 2024 STI plan were total revenue (60% weighting), gross margin (5% weighting) and adjusted EBITDA (35% weighting).

The Compensation Committee determined that no 2024 annual bonuses would be paid.

Long-Term Incentives (LTI) (Variable, Equity-Based Awards)	A variable, long-term element of compensation that was previously provided in the form of time-vested stock option awards and restricted stock unit awards and is currently provided in the form of time-vested deferred stock units (DSUs) and performance stock units (PSUs).	Aligns the interests of our executives with our stockholders; encourages our executives to focus on our long-term performance; promotes retention; and encourages significant stock ownership.In 2024, our LTI program consisted of 50% DSUs and 50% PSUs.

Our named executive officers received DSUs that vest annually over four years and PSUs that vest and become issuable based on our total stockholder return from 2024-2026 relative to a custom peer group.

In 2024, the timing of these awards was moved from third quarter to first quarter, and the awards include a pro rata amount recognizing this change in timing and an additional “catch up” amount recognizing below market equity grants in 2023.

Retirement Benefits	A defined contribution retirement plan with a discretionary company match.	Provides an opportunity for employees to save and prepare financially for retirement.	No changes.

Summary Compensation Table

The table below provides summary information concerning all compensation awarded to, earned by, or paid to our named executive officers for the year ended December 31, 2024.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Sean E.	2024	$617,539	$—	$1,807,132	$—	$—	$37,065	$2,461,736
Browne President and Chief Executive Officer	2023	600,000	—	209,059	209,266	664,560	29,273	1,712,158
Scott C. Neils	2024	411,692	—	438,551	—	—	33,264	883,507
Chief Financial Officer	2023	400,000	—	139,373	139,511	221,520	37,449	937,853
Mark A. Schallenberger	2024	411,692	—	428,469	—	—	38,800	878,961
Chief Operations Officer	2023	400,000	—	205,144	208,263	221,520	139,696	1,174,623
Kevin D.	2024	315,669	—	454,996	—	—	460,035	1,230,700
Brandt, Former Chief Commercial Officer(6)	2023	415,000	—	144,599	144,743	229,827	13,200	947,369

(1)	We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2024. Annual cash incentive bonus payouts based on performance against pre-established corporate performance goals are reported in the “Non-equity incentive plan compensation” column. No bonuses were earned or paid for 2024 performance.

(2)	Amounts reported represent the aggregate grant date fair value for PSU and DSU awards granted to our NEOs in 2024 and restricted stock unit (RSU) awards granted to our NEOs in 2023 computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. These are not amounts paid to or realized by the NEOs. We caution that the amounts reported in the table for stock awards and, therefore, total compensation may not represent the amounts that each NEO will actually realize from the awards. Whether, and to what extent, an NEO realizes value will depend on a number of factors, including Company performance and stock price. The grant date fair value of the PSU awards assumes target levels of performance. The grant date fair value of the PSU awards assuming maximum levels of performances are as follows: Mr. Browne ($1,090,132), Mr. Neils ($264,441), Mr. Schallenberger ($264,441) and Mr. Brandt ($274,471). The grant date fair value of the DSU awards and RSU awards is determined based on the per share closing sale price of our common stock on the grant date for 2024 and 2023. The grant date fair value of the DSU awards are as follows: Mr. Browne ($717,000), Mr. Neils ($174,000), Mr. Schallenberger ($174,000) and Mr. Brandt ($180,525). Mr. Brandt’s employment terminated effective August 16, 2024 in connection with the elimination of his position, and as a result, he forfeited all unvested awards.

(3)	Amounts reported represent the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant Date	Grant Date Fair Value Per Share	Risk Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
08/15/2023	$1.20	4.35%	6.25 years	111.12%	—
02/15/2023	$0.77	3.98%	6.25 years	111.60%	—

(4)	Amounts reported represent payouts under our annual bonus plan and for each year reflect the amounts earned for that year but paid during the following year. No bonuses were earned or paid for 2024 performance.

(5)	The table below provides information concerning amounts reported in the “All Other Compensation” column of the Summary Compensation Table for 2024 with respect to each named executive officer.

Name	401(k) Match	Commuting Expenses	Consulting Fee		Severance Payments		Total
Sean E. Browne	$13,800	$23,265	$—		$—		$37,065
Scott C. Neils	13,800	19,464	—		—		33,264
Mark A. Schallenberger	13,800	—	25,000	(1)	—		38,800
Kevin D. Brandt	12,189	—	—		447,846	(2)	460,035

(1)	Prior to his employment, effective December 29, 2022, we entered into a two-month consulting agreement with Mark A. Schallenberger, pursuant to which we agreed to pay $25,000 as an up-front payment for services to be rendered and an additional $25,000 upon completion of the project contemplated therein, which final payment was made in 2024.

(2)	Severance payments include $431,600 of accrued salary and $16,246 of accrued COBRA reimbursements.

(6)	Mr. Brandt’s employment terminated effective August 16, 2024 in connection with the elimination of his position. In connection with his termination and pursuant to the terms of his employment agreement with the Company, we entered into a separation agreement with Mr. Brandt, pursuant to which, and in exchange for his execution and non-revocation of a general release of claims against the Company and its subsidiaries and affiliates and his compliance with certain covenants contained in his employment agreement and the separation agreement, he was entitled to receive: (i) continuing severance pay at a rate equal to his base salary for 12 months from the date of termination of employment, less all required tax withholdings and other applicable deductions, payable in accordance with our standard payroll procedures, and (ii) if timely elected, payment of COBRA continuation coverage premiums for up to 12 months. Amounts accrued thereunder are described in footnote (5) above.

Executive Employment and Other Agreements

Executive Employment Agreements

Effective October 7, 2019, we entered into an employment agreement with Sean E. Browne, our President and Chief Executive Officer, which provides for an initial annual base salary of $600,000 (which was subsequently increased to $624,000 in February 2024) and a target annual bonus opportunity equal to 100% of his annual base salary. We agreed to reimburse his reasonable travel and business expenses. In addition, we agreed to grant him an option to purchase 329,044 shares of our common stock and an RSU award covering 329,044 shares of our common stock under the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”), effective as of October 15, 2019, consistent with our equity grant policy. The total number of shares subject to these equity awards represented 5% of our then outstanding common stock. We also agreed to grant Mr. Browne additional stock options and RSU awards, in the same proportionate split, in the event OrbiMed (including its affiliates) converts any of our outstanding indebtedness into equity of the Company within five years. Accordingly, in response to the completion of our October 2020 debt restructuring, on November 15, 2020, we granted Mr. Browne an additional option to purchase 1,468,859 shares of our common stock and an RSU award covering 1,468,859 shares of our common stock. The terms of these awards are described under “Outstanding Equity Awards at Fiscal Year-End.” Our agreement with Mr. Browne also contains standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control provisions. Effective August 8, 2024, we entered into an amendment to Mr. Browne’s employment agreement to make certain changes to the provisions regarding termination by the Company without “cause” or by Mr. Browne for “good reason” in connection with or within 12 months after a “change in control” (as such terms are defined in the agreement) and the definition of “change in control”. The severance and change in control provisions, as amended, are described under “—Potential Payments upon Termination or Change in Control.”

Effective June 1, 2022, we entered into an employment agreement with Scott C. Neils, our Chief Financial Officer, which provides for an initial annual base salary $400,000 (which was subsequently increased to $416,000 in February 2024) and a target annual bonus opportunity equal to 50% of his annual base salary. Our agreement with Mr. Neils also contains standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

Effective January 16, 2023, we entered into an employment agreement with Mark A. Schallenberger, our Chief Operations Officer, which provides for an annual base salary $400,000 (which was subsequently increased to $416,000 in February 2024) and a target annual bonus opportunity equal to 50% of his annual base salary. In addition, the agreement provided for the grant of an option to purchase 105,000 shares of our common stock and an RSU award covering 89,000 shares of our common stock under the 2018 Plan, effective as of February 15, 2023, consistent with our equity grant policy. The options have a 10-year term and a per share exercise price equal to the “fair market value” (as defined in the 2018 Plan) of our common stock on the grant date. The options vest with respect to 25% of the shares on the one-year anniversary of the grant date and quarterly thereafter, and the RSUs vest in four equal annual installments, in each case assuming continued employment. Our agreement with Mr. Schallenberger also contains standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

Consulting Agreement with Mark A. Schallenberger

Prior to his employment as our Chief Operations Officer, we entered into a two-month consulting agreement with Mark A. Schallenberger, effective as of December 29, 2022. Pursuant to the consulting agreement, we agreed to pay Mr. Schallenberger $25,000 as an up-front payment for services to be rendered and an additional $25,000 upon completion of the project contemplated therein, which final payment was made in 2024. The consulting agreement terminated in accordance with its terms.

Former Chief Commercial Officer Employment Agreement and Separation Agreement

Effective July 9, 2018, we entered into an employment agreement with Kevin D. Brandt, our former Chief Commercial Officer, which provided for an initial annual base salary of $400,000 (which was subsequently increased to $431,600 in February 2024) and a target annual bonus equal to 50% of his annual base salary. The agreement also provided that Mr. Brandt was eligible to receive an annual equity award, subject to the approval of the Board, provided that the grant value of such equity award was not less than 50% of his annual base salary. This agreement contained standard confidentiality, non-competition, non-solicitation, and assignment of intellectual property provisions, as well as standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.” Mr. Brandt’s employment agreement terminated effective August 16, 2024 in connection with the elimination of his position.

In connection with his termination and pursuant to the terms of his employment agreement with the Company, we entered into a separation agreement with Mr. Brandt, pursuant to which, and in exchange for his execution and non-revocation of a general release of claims against the Company and its subsidiaries and affiliates and his compliance with certain covenants contained in his employment agreement and the Separation Agreement, he is entitled to receive: (i) continuing severance pay at a rate equal to his base salary for 12 months from the date of termination of employment, less all required tax withholdings and other applicable deductions, payable in accordance with our standard payroll procedures, and (ii) payment of COBRA continuation coverage premiums for up to 12 months. The separation agreement also includes customary non-disparagement and confidentiality undertakings by Mr. Brandt.

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

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised option awards and unvested stock awards held by each of our named executive officers that remained outstanding at our fiscal year-end, December 31, 2024. All of the outstanding equity awards described below were either granted under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (2023 Plan) or the 2018 Plan.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price	Option Expiration Date(2)	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested(3)
Sean E. Browne
PSUs(4)	04/03/2024	—	—	$—	—	731,632	$321,918
RSUs(5)	08/15/2023	—	—	—	—	130,662	57,491
DSUs(6)	04/03/2024	—	—	—	—	731,632	321,918
Stock Options	10/15/2019	329,044	—	2.70	10/15/2029	—	—
	11/15/2020	1,468,859	—	1.26	11/15/2030	—	—
	08/15/2023	63,516	139,736	1.20	08/15/2033	—	—

Scott C. Neils
PSUs(4)	04/03/2024	—	—	—	—	177,551	78,122
RSUs(5)	08/15/2020	—	—	—	—	19,532	8,594
	01/15/2022	—	—	—	—	44,492	19,576
	08/15/2022	—	—	—	—	125,948	55,417
	08/15/2023	—	—	—	—	87,108	38,328
DSUs(6)	04/03/2024	—	—	—	—	177,551	78,122
Stock Options	11/15/2019	20,508	—	1.80	11/15/2029	—	—
	08/15/2021	78,125	18,029	1.27	08/15/2031	—	—
	01/15/2022	75,050	34,114	0.648	01/15/2032	—	—
	08/15/2023	42,344	93,157	1.20	08/15/2033	—	—

Mark A. Schallenberger
PSUs(4)	04/03/2024	—	—	—	—	173,469	76,326
RSUs(5)	02/15/2023	—	—	—	—	66,750	29,370
	08/15/2023	—	—	—	—	87,108	38,328
DSUs(6)	04/03/2024	—	—	—	—	173,469	76,326
Stock Options	02/15/2023	45,937	59,063	0.77	02/15/2033	—	—
	08/15/2023	42,344	93,157	1.20	08/15/2033	—	—

Kevin D. Brandt	—	—	—	—	—	—	—

(1)	All stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. Options will vest in full immediately if they are not continued, assumed or substituted with equivalent awards upon a change in control or in the event of a termination of employment up to one year following a change in control, and a pro rata percentage will vest immediately if the executive dies.

(2)	All options awards have a 10-year term but may terminate earlier if the recipient’s employment or service relationship with the Company terminates.

(3)	Based on the closing price of our common stock on December 31, 2024 ($0.44), as reported by the NYSE American.

(4)	All PSU awards will vest, if at all, solely based on the accomplishment of the performance goal established for the three-year performance period, which will end on December 31, 2026. In addition, the PSU awards will vest earlier upon certain terminations of employment and upon a change in control if the award is not continued, assumed, or substituted with equivalent awards by the successor entity. Amounts reported represent the number of PSU awards that were in progress based on threshold levels of performance through December 31, 2026.

(5)	All RSU awards vest in nearly equal installments annually over a four-year period beginning on the one-year anniversary of the grant date. RSU awards will vest in full immediately if they are not continued, assumed or substituted with equivalent awards upon a change in control or in the event of a termination of employment up to one year following a change in control, and a pro rata percentage will vest immediately if the executive dies.

(6)	All DSU awards vest in nearly equal installments annually over a four-year period beginning on the one-year anniversary of the grant date. DSU awards will vest in full immediately if they are not continued, assumed or substituted with equivalent awards upon a change in control or in the event of a termination of employment up to one year following a change in control, and a pro rata percentage will vest immediately if the executive dies.

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

The 2023 Plan permits the Board, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, DSUs, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock authorized for issuance under the 2023 Plan is 19,881,902 shares. To date, the Company has granted stock options, RSUs and DSUs under the 2023 Plan. As of December 31, 2024, 5,618,848 shares of Xtant common stock remained available for issuance under the 2023 Plan.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During 2024, we did not grant any stock options or similar awards as part of our equity compensation program. Our 2024 equity compensation program for executives consisted of a mix of PSU and DSU awards. With respect to the timing equity awards, it is our policy to make annual executive equity grants during the first quarter of each year on the third trading day after the filing of the Company’s annual report on Form 10-K for the prior year to ensure these grants do not occur prior or close in time to the release of material nonpublic information. This timing is dependent upon a sufficient number of shares of our common stock reserved under our stockholder-approved equity plan. If there is an insufficient number of shares of our common stock reserved under our stockholder-approved equity plan, then the timing of our equity grants typically is delayed until shortly after stockholder approval of a new equity plan or an increase in the share reserve under the existing plan. Our practice with respect to the timing of annual non-employee director equity grants is to approve such grants after our annual meeting of stockholders with a grant date of August 15 of such year. If stock options or similar awards are granted in the future, we intend to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates.

Potential Payments upon Termination or Change in Control

Executive Employment Agreements

The employment agreements with our executive officers contain severance provisions, including in connection with a change in control. The receipt of any severance by the executive officers is conditioned upon the execution of a release of claims. Under the terms of the employment agreements we have entered into with our named executive officers, if the executive’s employment is terminated by the Company without “cause” (as defined in the agreement), the executive will be entitled to receive a severance payment equal to 12 months of his annual base salary, payable as salary continuation, reimbursement of COBRA payments for up to 12 months, and the prorated amount of any unpaid bonus for the calendar year in which his termination of employment occurs, if earned pursuant to the terms thereof.

Under the terms of our amended employment agreement with Mr. Browne, our President and Chief Executive Officer, if Mr. Browne’s employment is terminated by the Company without “cause” or by Mr. Browne for “good reason” in connection with or within 12 months after a “change in control” (as such terms are defined in the agreement), Mr. Browne will be entitled to receive (i) a lump-sum severance payment equal to 1.5 times the sum of his base salary plus his annual target bonus; and (ii) if timely elected, payment of COBRA continuation coverage premiums for up to 18 months. Under Mr. Browne’s employment agreement, the definition of “change in control” does not include any change in percentage ownership of the Company held by OrbiMed or any of its affiliates, whether as a result of the sale or other transfer of its shares, a conversion of debt into equity, or otherwise, or the sale or other transfer of shares of capital stock of the Company by OrbiMed or any of its affiliates to one or more third parties regardless of the percentage ownership of the Company acquired by such third party or third parties.

Under the terms of our employment agreements with our other named executive officers, if the executive’s employment is terminated by the Company without “cause” or by the executive for “good reason” in connection with or within 12 months after a “change in control” (as such terms are defined in the agreement), the executive’s severance payment, as previously described, will be paid in one lump sum.

Mr. Brandt’s employment terminated effective August 16, 2024 in connection with the elimination of his position. In connection with his termination and pursuant to the terms of his employment agreement with the Company, we entered into a separation agreement with Mr. Brandt, pursuant to which, and in exchange for his execution and non-revocation of a general release of claims against the Company and its subsidiaries and affiliates and his compliance with certain covenants contained in his employment agreement and the Separation Agreement, he is entitled to receive: (i) continuing severance pay at a rate equal to his base salary for 12 months from the date of termination of employment, less all required tax withholdings and other applicable deductions, payable in accordance with our standard payroll procedures, and (ii) payment of COBRA continuation coverage premiums for up to 12 months. The separation agreement also includes customary non-disparagement and confidentiality undertakings by Mr. Brandt.

Equity Award Agreements

All equity awards held by our named executive officers have been granted under 2018 Plan or the 2023 Plan. Under the terms of the 2018 Plan and the 2023 Plan and the award agreements governing these awards, if an executive’s employment or other service with the Company is terminated for cause, then all outstanding awards held by such executive will be terminated and forfeited. In the event an executive’s employment or other service with the Company is terminated by reason of death, then:

●	All outstanding stock options will vest and become exercisable immediately as to a pro rata percentage of the unvested portion of the option scheduled to vest on the next applicable vesting date, and the vested portion of the options will remain exercisable for a period of one year after the date of such termination (but in no event after the expiration date).
●	The outstanding unvested RSU awards will vest and become immediately issuable as to a pro rata percentage of the unvested portion of the RSU awards scheduled to vest on the next applicable vesting date and the unvested portion of the RSU awards will terminate.

●	A pro rata percentage of the outstanding unvested DSU awards scheduled to vest on the next applicable vesting date will become immediately vested and settled in shares of common stock.
●	If the executive dies within one year of the grant date, the outstanding unvested PSU awards will terminate, and if the executive dies one year or more after the grant date, the PSU awards will become immediately vested with respect to that number of underlying shares of common stock subject to the PSU awards the rights to which would have vested based on the assumption that the performance goal was satisfied at the target level, prorated for the number of full months of the executive’s employment, and such vested PSU awards will be settled in shares of common stock.

In the event an executive’s employment or other service with the Company is terminated by reason of disability, then:

●	All outstanding stock options will remain exercisable to the extent exercisable on the termination date for a period of one year after the date of such termination (but in no event after the expiration date).
●	All outstanding unvested RSU awards will terminate.
●	All outstanding unvested DSU awards will terminate.
●	If the executive’s employment terminates by reason of disability within one year of the grant date, the outstanding unvested PSU awards will terminate, and if the executive’s employment terminates by reason of disability one year or more after the grant date, the PSU awards will become immediately vested with respect to that number of underlying shares of common stock subject to the PSU awards the rights to which would have vested based on the assumption that the performance goal was satisfied at the target level, prorated for the number of full months of the executive’s employment, and such vested PSU awards will be settled in shares of common stock.

In the event an executive’s employment or other service with the Company is terminated for any other reason, then:

●	All outstanding stock options will remain exercisable to the extent exercisable on the termination date for a period of 90 days after the date of such termination (but in no event after the expiration date).
●	All outstanding unvested RSU awards will terminate.
●	All outstanding unvested DSU awards will terminate.
●	All outstanding unvested PSU awards will terminate.

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

The table below sets forth the annual cash retainers for 2024:

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

In addition to annual cash retainers, our non-employee director compensation program provides for initial and annual equity grants. With respect to our annual equity grants, our non-employee director compensation provides for annual equity grants of RSUs (or, at the election of the non-employee director, DSUs), with a value equal to $125,000 per non-employee director, except in the case of our Chair of the Board, where the value is equal to $187,500. Consistent with our equity grant policy, these equity grants were granted on August 15, 2024. The number of RSUs and DSUs granted to each non-employee director was based on assumed grant date fair values using our closing price of $0.7991 per share of our common stock on July 22, 2024, which is a date immediately prior to the date of the Compensation Committee action related to these awards. Accordingly, on August 15, 2024, each of our non-employee directors at that time received an RSU award (or, at the election of the non-employee director, a DSU award) covering 162,162 (243,243, in the case of the Chair of the Board) shares of our common stock. In its discretion, the Compensation Committee decided to award an additional DSU award covering 505,405 shares of our common stock to Mr. Vizirgianakis to recognize the significant time and effort he dedicated to Board matters during 2024. Because the value of our common stock decreased between the date of the Compensation Committee action related to these awards and the grant date of these awards, the grant date fair value of these awards is different than the value we used in determining the number of RSUs or DSUs.

We have also adopted a director education reimbursement policy, pursuant to which we will reimburse directors for all reasonable costs of attending director education programs to encourage continuing director education. Amounts reimbursed include costs associated with attending each program, including tuition, travel, lodging and meals. In addition, we will reimburse directors for the reasonable cost of subscriptions to periodicals or online information services relating to corporate governance and other subject matters relevant to board service, as well as membership fees of organizations which promote corporate governance and board education. Directors serving on multiple boards are encouraged to obtain pro rata reimbursement of their director education expenses from each corporation that they serve, but we will nonetheless reimburse 100% of the costs if this is not practicable.

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

Director Compensation Table for Fiscal 2024

The table below describes the compensation earned by individuals who served as directors during fiscal 2024, other than Sean E. Browne, our President and Chief Executive Officer. Mr. Browne is not compensated separately for his service as a director, and his compensation is discussed under “Executive Compensation.”

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	All Other Compensation	Total
John K. Bakewell	$82,500	$97,297	$—	$—	$179,797
Jonn R. Beeson	73,125	97,297	—	—	170,422
Robert E. McNamara	82,500	97,297	—	—	179,797
Lori D. Mitchell-Keller	74,375	97,297	—	—	171,672
Stavros G. Vizirgianakis	115,000	449,189	—	—	564,189

(1)	Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value for the RSU awards or DSU awards granted to each non-employee director in 2024 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the closing price of our common stock on the grant date. These grant date fair value amounts may differ from the amounts provided in our non-employee director compensation program since the number of RSU or DSU awards is determined based on our stock price as of a date prior to the actual grant date.

(2)	On August 15, 2024, each non-employee director serving at the time, other than Mr. Vizirgianakis, received an RSU or DSU award covering 162,162 shares of our common stock, and Mr. Vizirgianakis, as Chair of the Board, received DSU awards covering an aggregate of 748,648 shares of our common stock. As of December 31, 2024, the non-employee directors held the following unvested stock awards: Mr. Bakewell (162,162); Mr. Beeson (162,162); Mr. McNamara; (162,162); Ms. Mitchell-Keller (162,162); and Mr. Vizirgianakis (748,648).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Significant Beneficial Owners

The table below sets forth information as to beneficial owners that have reported to the SEC or have otherwise advised us that they are a beneficial owner, as defined by the SEC’s rules and regulations, of more than 5% of our outstanding common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Common Stock	OrbiMed Advisors LLC(2) 601 Lexington Avenue, 54th Floor New York, NY 10022	73,114,592		52.6%
Common Stock	Altium Capital Management, LP(3) 152 West 57th Street, Floor 20 New York, NY 10019	14,525,511	(4)	10.0	%(4)
Common Stock	Nantahala Capital Management, LLC(5) 130 Main St. 2nd Floor New Canaan, CT 06840	11,394,000		8.2%
Common Stock	Stavros G. Vizirgianakis(6) 664 Cruiser Lane Belgrade, MT 59714	7,700,454		5.5%

(1)	Percent of class is based on 139,067,915 shares of our common stock outstanding as of February 28, 2025.

(2)	Based in-part on information contained in a Schedule 13D/A filed with the SEC on September 10, 2024. Includes 56,004,974 shares of common stock held of record by ROS Acquisition Offshore LP (“ROS Acquisition”). OrbiMed Advisors LLC (“Advisors”), a registered investment adviser under the Investment Advisors Act of 1940, as amended, is the investment manager of ROS Acquisition. By virtue of such relationships, Advisors may be deemed to have voting and investment power with respect to the securities held by ROS Acquisition as noted above and as a result may be deemed to have beneficial ownership over such securities. Advisors exercises its voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the securities held by ROS Acquisition.

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

(3)	Based on information contained in a Schedule 13G filed with the SEC on February 13, 2024 and other information known to the Company. Altium Growth Fund, LP (the “Fund”), Altium Capital Management, LP, and Altium Growth GP, LLC each have shared dispositive power and voting power over the shares. The Fund is the record and direct beneficial owner of the shares. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own the shares owned by the Fund. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own the shares owned by the Fund. The number of shares consists of 8,027,593 shares of our common stock and 6,497,918 shares of our common stock issuable upon exercise of a warrant (the “Investor Warrant”).

(4)	While the total number of shares of our common stock issuable upon exercise of the Investor Warrant is reflected in this table, the Fund is not permitted to exercise such Investor Warrant to the extent that such exercise would result in the Fund and its affiliates beneficially owning more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. The Fund has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us.

(5)	Based on information contained in a Schedule 13G filed with the SEC on November 11, 2024. Represents 11,394,000 shares of common stock held by funds and managed accounts of Nantahala Capital Management, LLC (“Nantahala”). Wilmot B. Harkey and Daniel Mack are the managing members of Nantahala and may be deemed to be the beneficial owners of shares held by Nantahala. Nantahala, Mr. Harkey and Mr. Mack have shared dispositive power and voting power over the shares.

(6)	Based in part on information contained in a Schedule 13D filed with the SEC on September 6, 2022 and other information available to the Company. The number of shares consists of 5,995,355 shares of our common stock, 217,770 shares of vested DSUs, 42,345 shares of our common stock issuable upon exercise of options and 1,444,984 shares of our common stock issuable upon exercise of warrants.

Security Ownership of Management

The table below sets forth information relating to the beneficial ownership of our common stock as of February 28, 2025, by:

●	each of our directors;
●	each of our named executive officers; and
●	all directors and executive officers as a group.

The number of shares beneficially owned by each person is determined in accordance with the SEC’s rules and regulations, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules and regulations, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 28, 2025, through the exercise of any stock option, warrants, or other rights or the vesting of any RSU and DSU awards. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 139,067,915 shares of our common stock outstanding as of February 28, 2025. Shares of our common stock that a person has the right to acquire within 60 days of February 28, 2025, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	John K. Bakewell	621,956	*
Common Stock	Jonn R. Beeson	1,494,549	1.1%
Common Stock	Sean E. Browne	3,385,678	2.4%
Common Stock	Robert E. McNamara	620,219	*
Common Stock	Lori D. Mitchell-Keller	219,192	*
Common Stock	Stavros G. Vizirgianakis(2)	7,700,454	5.5%
Common Stock	Scott C. Neils	478,457	*
Common Stock	Mark A. Schallenberger	220,215	*
Common Stock	Kevin D. Brandt(3)	337,883	*
Common Stock	All current executive officers and directors as a group (8 persons)(3)	14,740,720	10.2%

*	Less than 1% of outstanding shares of common stock.

(1)	Includes for the persons listed below the following shares subject to warrants, options and DSU and RSU awards held by that person that are currently exercisable or become exercisable within 60 days of February 28, 2025:

Name	Warrants	Options	DSUs and RSUs
John K. Bakewell	—	28,230	145,180
Jonn R. Beeson	253,818	28,230	145,180
Sean E. Browne	—	1,874,122	182,908
Robert E. McNamara	—	28,230	145,180
Lori D. Mitchell-Keller	—	28,230	—
Stavros G. Vizirgianakis	1,444,984	42,345	217,770
Scott C. Neils	—	244,149	44,388
Mark A. Schallenberger	—	103,312	43,367
Kevin D. Brandt	—	—	—
All current directors and executive officers as a group (8 persons)	1,698,802	2,376,848	923,973

(2)	Based in part on information contained in a Schedule 13D filed with the SEC on September 6, 2022 and other information available to the Company. The number of shares consists of 5,995,355 shares of our common stock, 217,770 shares of vested DSUs, 42,345 shares of our common stock issuable upon exercise of options and 1,444,984 shares of our common stock issuable upon exercise of warrants.

(3)	Mr. Brandt’s employment terminated effective August 16, 2024 in connection with the elimination of his position. He is included in this table as a named executive officer but is not a current executive officer.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	10,911,504	$1.29	5,618,848
Equity compensation plans not approved by security holders	—	—	—
Total	10,911,504	$1.29	5,618,848

(1)	Amount includes 1,190,211 shares of our common stock issuable upon the exercise of stock options granted under the 2023 Plan; 2,735,192 shares of our common stock issuable upon the exercise of stock options granted under the 2018 Plan, 499 shares of our common stock issuable upon the exercise of stock options granted under the Amended and Restated Xtant Medical Equity Incentive Plan (the “prior plan”), 2,087,096 shares of our common stock issuable upon the vesting of RSU awards granted under the 2023 Plan and 397,133 shares of our common stock issuable upon the vesting of RSU awards granted under the 2018 Plan.

(2)	Not included in the weighted-average exercise price calculation are 2,484,229 RSU awards, 2,791,096 DSU awards and 1,710,776 PSU awards (assuming target performance).

(3)	Amount includes 5,618,848 shares of our common stock remaining available for future issuance under the 2023 Plan. No shares remain available for grant under the 2018 Plan or prior plan since such plans have been terminated with respect to future grants.

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

Lead Investor Agreement

Under the terms of the Securities Purchase Agreement dated August 23, 2022, between the Company and several accredited investors, we entered into an agreement with Stavros Vizirgianakis, as the lead investor of our 2022 private placement (the “Private Placement”), pursuant to we agreed to provide certain director nomination rights to Mr. Vizirgianakis. Pursuant to the terms of the agreement, we expanded the size of our Board by one position and elected Mr. Vizirgianakis as a director to fill the vacancy created as a result of the increase, effective upon completion of the August 25, 2022 closing of the first tranche of the Private Placement (the “First Closing”). In addition, we elected Mr. Vizirgianakis as Chair of the Board, effective upon completion of the First Closing. The director nomination rights set forth in the agreement will terminate on the earlier of (i) the date on which Mr. Vizirgianakis ceases to hold at least 75% of the shares of our common stock to be purchased by him in the Private Placement; (ii) the second anniversary of the date of the October 7, 2022 closing of the second tranche of the Private Placement; or (iii) upon written notice of Mr. Vizirgianakis to the Company. Accordingly, the director nomination rights set forth in the agreement terminated on October 7, 2024.

Family Relationships

There are no family relationships between or among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Director Independence

The Board has affirmatively determined that John Bakewell, Jonn Beeson, Robert McNamara, Lori Mitchell-Keller and Stavros Vizirgianakis are “independent directors,” as defined under the independence standards of the NYSE American.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023 by Grant Thornton.

	2024	2023
Audit fees	$764,185	$854,645
Audit-related fees	—	46,800
Tax fees	—	—
All other fees	—	—
Total fees	$764,185	$901,445

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

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $25,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Grant Thornton during 2024 and 2023.

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

Exhibit No.	Description
2.1†	Equity Purchase Agreement, dated February 28, 2023, among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.2†	Asset Purchase Agreement, dated as of June 18, 2023, between Surgalign Holdings, Inc. and Xtant Medical Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.3†	First Amendment to Asset Purchase Agreement, dated as of July 10, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2023 (SEC File No. 001-34591) and incorporated by reference herein)

2.4 †	Second Amendment to Asset Purchase Agreement, dated as of July 20, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.5†	Third Amendment to Asset Purchase Agreement, dated as of July 24, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34591) and incorporated by reference herein)

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

4.2	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.3	Investor Rights Agreement, dated as of February 14, 2018, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Park West Partners International, Limited and Park West Investors Master Fund, Limited (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.4	Amendment No. 1 to Investor Rights Agreement, dated as of May 2, 2023, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

4.5	Registration Rights Agreement (for Common Stock underlying the Indenture Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

4.6	Registration Rights Agreement (for Common Stock underlying the PIK Notes), dated January 17, 2017, among Xtant Medical Holdings, Inc., ROS Acquisition Offshore LP and OrbiMed Royalty Opportunities II, LP (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017 (SEC File No. 001-34951) and incorporated by reference herein)

4.7	Registration Rights Agreement (for Common Stock issued upon the exchange of the Notes and pursuant to the Private Placement), dated February 14, 2018, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Telemetry Securities, L.L.C., Bruce Fund, Inc., Park West Investors Master Fund, Limited, and Park West Partners International, Limited (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

4.8	Registration Rights Agreement, dated October 1, 2020, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

4.9	Registration Rights Agreement, dated as of February 24, 2021, between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 6, 2021 (Sec File No. 333-255074) and incorporated by reference herein)

4.10	Registration Rights Agreement, dated as of August 25, 2022, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

4.11	Form of Investor Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.12	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
4.13	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

4.14	Registration Rights Agreement, dated as of July 6, 2023, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on July 7, 2023 (SEC File No. 333-273169) and incorporated by reference herein)

4.15	Registration Rights Agreement, dated as of August 9, 2024, by and among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on September 3, 2024 (SEC File No. 333-281910) and incorporated by reference herein)

4.16	Form of Vendor Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.1●	Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (SEC File No. 001-34951) and incorporated by reference herein)

10.2●	Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.3●	Xtant Medical Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.4●	Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.5●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.6●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.7●	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.8●	Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.9●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.10●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.11●	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.12●	Form of Non-Employee Director Deferred Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.13●	Form of Employee Performance Share Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan(filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.14●

Form of Executive Officer Deferred Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.15●	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.16●	Employment Agreement, effective as of October 7, 2019, between Xtant Medical Holdings, Inc. and Sean E. Browne (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.17●	Amendment No. 1 to Employment Agreement effective as of August 8, 2024 between Xtant Medical Holdings, Inc. and Sean E. Browne (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.18●	Employment Agreement, effective as of July 9, 2018, between Xtant Medical Holdings, Inc. and Kevin D. Brandt (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.19●

Separation Agreement, dated as of August 15, 2024, between Kevin D. Brandt and Xtant Medical Holdings, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.20●	Employment Agreement, effective as of June 1, 2022, between Xtant Medical Holdings, Inc. and Scott Neils (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.21●	Employment Agreement, effective as of January 16, 2023, between Xtant Medical Holdings, Inc. and Mark A. Schallenberger (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.22●	Letter Agreement, dated August 25, 2022, between Xtant Medical Holdings, Inc. and Stavros Vizirgianakis (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.23	Restructuring and Exchange Agreement, dated as of January 11, 2018, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP, ROS Acquisition Offshore LP, Bruce Fund, Inc., Park West Partners International, Limited, Park West Investors Master Fund, Limited, and Telemetry Securities, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.24	Restructuring and Exchange Agreement, dated as of August 7, 2020, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.25	Securities Purchase Agreement, dated as of February 14, 2018, among Xtant Medical Holdings, Inc., OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.26	Securities Purchase Agreement, dated as of February 22, 2021, between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.27	Placement Agent Agreement, dated February 22, 2021, between Xtant Medical Holdings, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

10.28	Securities Purchase Agreement, dated as of August 23, 2022, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description
10.29	Securities Purchase Agreement, dated as of July 3, 2023, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.30	Securities Purchase Agreement, dated as of August 7, 2024, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.31	Transition Services Agreement, dated February 28, 2023, among Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Xtant Medical Holdings, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.32	Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of March 7, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.33	Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of March 7, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.34	Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of May 14, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.35	Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of May 14, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.36	Commercial Lease, dated February 1, 2012, between Cruiser Lane, LLC and Bacterin International Holdings, Inc. (filed as Exhibit 10.30 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.37	Addendum to Commercial Lease, dated December 3, 2018, between Cruiser Lane, LLC and Bacterin International Holdings, Inc. (filed as Exhibit 10.31 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.38	Addendum to Commercial Lease, dated July 29, 2022, between Cruiser Lane, LLC and Bacterin International Holdings, Inc. (filed as Exhibit 10.32 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.39	Lease Agreement, dated August 7, 2013, between McClellan Farm and Bacterin International, Inc. (filed as Exhibit 10.33 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.40	Triple Net Commercial Lease, dated October 23, 2015, between Shep Does Stuff LLC and Bacterin International, Inc. (filed as Exhibit 10.34 To the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

19.1*	Xtant Medical Holdings, Inc. Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Xtant Medical Holdings, Inc. Clawback Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

101.INS*	Inline XBRL INSTANCE DOCUMENT (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

●	Indicates a management contract or compensatory plan
*	Filed herewith
**	Furnished herewith
†	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

Item 16. Form 10-K Summary

Optional disclosure, not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

March 6, 2025	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Sean E. Browne and Scott C. Neils, or either of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2025.

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

