Form 10-Q
period 2025-03-31
Xtant Medical Holdings, Inc.
filed 2025-05-12
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at May 9, 2025: 139,323,172.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

March 31, 2025

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	our ability to increase revenue and improve our gross margins, our operating expenses as a percentage of revenue, and obtain and sustain profitability;

●	our ability to maintain sufficient liquidity to continue to meet the financial covenants under our credit agreements and to continue to fund our operations and our ability to obtain financing on reasonable terms when needed and the effect of such additional financing on our business, results of operations, financial condition and stockholders;

●	our ability to service our debt and comply with the covenants in our credit agreements and the effect of our significant indebtedness on our business, results of operations, financial condition and prospects;

●	our ability to execute our strategic priorities and become operationally self-sustaining by controlling our supply chain, especially with respect to stem cells, and becoming less reliant on production and manufacturing of our products outside of our control, which we believe will allow us to be a larger and more diverse producer of biologics;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	the effect of a global economic slowdown, the prospects for recession, tariffs, inflation, rising interest rates, and supply chain disruptions on our business, operating results and financial position, which, among other effects, could result in delayed product launches, lost revenue, higher costs, decreased profit margins and other adverse effects on our business and operating results;

●	our dependence on and ability to retain and recruit independent sales agents and distributors with appropriate expertise and motivate and incentivize them to engage with customers and sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to leverage sales under our recent license agreements and meet manufacturing , develop, introduce, market and license new products and technologies and the success of such new products and technologies, including our recently launched next-generation demineralized bone matrix, Trivium™;

●	our ability to innovate, develop, introduce, market and license new products and technologies and the success of such new products and technologies, including our recently launched next-generation demineralized bone matrix, Trivium™;

ii

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins, and the possibility that we may become more in the OEM business;

●	our ability to implement successfully our four key growth initiatives, which are focused on introducing new products; expanding our distribution network and ; penetrating adjacent markets and leveraging our growth platform with technology and strategic acquisitions;

●	risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, current and future wars, related sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other potential conflicts;

●	our ability to operate in international markets and effectively manage our international subsidiaries, which require management attention and financial resources;

●	our ability to navigate manufacturing challenges related to the production of biologics products and recover from our prior stem cell shortage and our ability to win back stem cell customers and achieve future stem cell revenue as anticipated;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and independent delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	our ability to remain competitive;

●	our ability to integrate acquired products with our existing product line and successfully transition our customers from some of our older legacy hardware products to these new products and the anticipated adverse effect of these transitions on our organic revenue growth rate;

●	our reliance on third party suppliers and manufacturers;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	the effect of infectious diseases on our business, operating results and financial condition;

●	the effect of fluctuations in foreign currency exchange rates on our earnings and our foreign currency translation adjustments;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	the ability of our clinical trials to demonstrate competent and reliable evidence of the safety and effectiveness of our products;

iii

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities;

●	our ability to generate revenue from our recent license agreements, license certain of our intellectual property on commercially reasonable terms and maintain our intellectual property licenses;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	the potential impacts of the ownership of a significant percentage of our common stock by Nantahala Capital Management, LLC;

●	the potential impact of future sales of our common stock by investors party to the registration rights agreement we entered into on April 10, 2025, or the perception that such sales may occur, on the market price of our common stock; and

●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and our subsequent Securities and Exchange Commission (“SEC”) filings.

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

iv

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,032	$6,199
Restricted cash	403	22
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $1,705 and $1,437, respectively	23,476	20,660
Inventories	38,812	38,634
Prepaid and other current assets	1,421	1,601
Total current assets	69,144	67,116
Property and equipment, net	10,726	10,131
Right-of-use asset, net	736	829
Goodwill	7,302	7,302
Intangible assets, net	7,924	8,356
Other assets	1	103
Total Assets	$95,833	$93,837

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,121	$7,918
Accrued liabilities	10,492	7,771
Current portion of lease liability	646	703
Current portion of finance lease obligations	61	69
Line of credit	11,261	12,120
Total current liabilities	29,581	28,581
Long-term Liabilities:
Lease liability, less current portion	121	166
Finance lease obligation, less current portion	39	47
Long-term debt, plus premium and less issuance costs	22,167	22,038
Other liabilities	48	42
Total Liabilities	51,956	50,874
Commitments and Contingencies (note 11)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 139,082,174 shares issued and outstanding as of March 31, 2025 and 139,045,664 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	303,487	302,738
Accumulated other comprehensive loss	(209)	(316)
Accumulated deficit	(259,401)	(259,459)
Total Stockholders’ Equity	43,877	42,963
Total Liabilities & Stockholders’ Equity	$95,833	$93,837

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Product revenue	$29,284	$27,873
License revenue	3,620	—
Total Revenue	32,904	27,873

Cost of sales	12,661	10,571
Gross Profit	20,243	17,302

Operating Expenses
General and administrative	7,533	7,785
Sales and marketing	11,204	12,460
Research and development	443	527
Total Operating Expenses	19,180	20,772

Income (Loss) from Operations	1,063	(3,470)

Other Expense
Interest expense	(1,045)	(835)
Unrealized foreign currency translation gain (loss)	24	(39)
Other (expense) income	(9)	12
Total Other Expense	(1,030)	(862)

Net Income (Loss) from Operations Before Provision for Income Taxes	33	(4,332)

Benefit (Provision) for Income Taxes Current and Deferred	25	(68)
Net Income (Loss)	$58	$(4,400)

Net Loss Per Share:
Basic	$0.00	$(0.03)
Dilutive	$0.00	$(0.03)

Shares used in the computation:
Basic	139,068,831	130,201,251
Dilutive	143,335,114	130,201,251

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income (Loss)	$58	$(4,400)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	107	(162)
Comprehensive Income (Loss)	$165	$(4,562)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349
Common stock issued on settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(7,986)	—	(17)	—	—	(17)
Stock-based compensation	—	—	910	—	—	910
Foreign currency translation adjustment	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(4,400)	(4,400)
Balance at March 31, 2024	130,216,541	—	295,223	(133)	(247,410)	47,680

Balance at December 31, 2024	139,045,664	$—	$302,738	$(316)	$(259,459)	$42,963
Common stock issued on settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(7,986)	—	(9)	—	—	(9)
Stock-based compensation	—	—	758	—	—	758
Foreign currency translation adjustment	—	—	—	107	—	107
Net income	—	—	—	—	58	58
Balance at March 31, 2025	139,082,174	—	303,487	(209)	(259,401)	43,877

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$58	$(4,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,074	1,005
Gain on sale of fixed assets	(37)	(82)
Non-cash interest	163	95
Stock-based compensation	758	910
Provision for reserve on accounts receivable	243	88
Provision for excess and obsolete inventory	541	259
Other	(3)	3

Changes in operating assets and liabilities:
Accounts receivable	(3,114)	(879)
Inventories	(535)	(2,195)
Prepaid and other assets	280	(376)
Accounts payable	(890)	492
Accrued liabilities	2,740	(675)
Net cash provided by (used in) operating activities	1,278	(5,755)

Investing activities:
Purchases of property and equipment	(1,191)	(773)
Proceeds from sale of fixed assets	48	99
Net cash used in investing activities	(1,143)	(674)

Financing activities:
Payments on financing leases	(17)	(16)
Borrowings on line of credit	25,158	30,445
Repayments on line of credit	(26,017)	(24,797)
Debt issuance costs	(34)	(436)
Payment of taxes from withholding of common stock on settlement of restricted stock units	(9)	(17)
Net cash (used in) provided by financing activities	(919)	5,179

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	(49)

Net change in cash and cash equivalents and restricted cash	(786)	(1,299)
Cash and cash equivalents and restricted cash at beginning of period	6,221	5,923
Cash and cash equivalents and restricted cash at end of period	$5,435	$4,624
Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$5,032	$4,547
Restricted cash	403	77
Total cash and restricted cash reported in condensed consolidated balance sheets	$5,435	$4,624

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

The accompanying condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

Interim results are not necessarily indicative of results that may be achieved in the future for the full year ending December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

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

Cash and cash equivalents classified as restricted cash on the Company’s condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The March 31, 2025 and December 31, 2024 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against the Company’s line of credit the next business day.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three months ended March 31, 2025 and 2024.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three months ended March 31, 2025 and 2024.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options, restricted stock units, performance stock units, and shares issued under its employee stock purchase plan. ASC 718 requires companies to estimate the fair value of all share-based payment option awards on the date of grant using an option pricing model. The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period), on a straight-line basis. The Company accounts for option forfeitures as they occur.

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

Foreign Currency

The Company generates revenues outside the United States in multiple foreign currencies including euros, Swiss francs, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. The Company also incurs operating expenses in euros, Swiss francs and British pounds. All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at period-end, while elements of the income statement are translated at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reported in other income (loss), net.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values based on terms and related interest rates as of March 31, 2025 and December 31, 2024.

(2) Revenue

In the United States, the Company generates a substantial portion of its revenue from independent commissioned sales agents. The Company consigns its orthobiologics products to hospitals and consigns or loans its spinal implant sets to independent sales agents. The spinal implant sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. Consigned sets are managed by the sales agent to service hospitals that are high volume users for multiple procedures.

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

Additionally, the Company sells product directly to domestic and international stocking resellers, original equipment manufacturer resellers, and private label resellers. Upon receipt and acceptance of a purchase order from a stocking reseller, the Company ships product and invoices the reseller. The Company recognizes revenue when the control is transferred upon shipment or upon delivery, based on the contract terms and legal requirements, and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions. In the normal course of business, the Company accepts returns of product that have not been implanted. Product returns are not material to the Company’s consolidated statements of operations. The Company accounts for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes. Payment terms are generally net 30 days from invoice date and some customers are offered discounts for early payment. The consideration for goods or services reflects any fixed amount stated per the contract and estimates for any variable consideration, such as returns, discounts or rebates, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. For certain sales transactions, we incur group purchasing organization fees that are based on a contractual percentage of applicable sales and are treated as consideration payable to a customer and recorded as a reduction of revenue.

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer. At March 31, 2025, $0.4 million was included in revenue for products that had not shipped. During the first quarter of 2025, the Company received a $1.5 million upfront payment and recognized as a contract liability within accrued liabilities on the condensed consolidated balance sheet. The Company recognizes revenue related to the upfront payment in proportion to when control of the goods are transferred to the customer. At March 31, 2025, $0.1 million was recognized as revenue and the contract liability closing balance was $1.4 million.

Licensing revenue

Licensing revenue is recognized when control of the intellectual property (“IP”) rights is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the licensing of the Company’s IP. Revenue for IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its IP or a right to use its IP, the Company considers the nature of its IP to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s IP.

Revenues from sales-based royalties promised in exchange for a license of IP is recognized at the later of when the underlying sale occurs or the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied.

The Company has a license agreement which grants an exclusive, nontransferable, non-sublicensable, royalty-bearing right to manufacture and commercialize one of our products in the United States. The Company concluded this represented one performance obligation of transferring the IP rights to manufacture and commercialize the product. This was determined to be functional IP. The transaction price includes an upfront non-refundable fee of $1.5 million, as well as quarterly royalty payments based on the volume of product sold, subject to guaranteed quarterly minimums, which aggregate to $3.75 million during 2025. Variable consideration is included in the transaction price only to the extent significant reversal of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating variable consideration for the performance obligation identified in the contract. This judgment involves assessing factors outside of our influence, including the accessibility of the licensed products to certain reimbursement codes determined by regulatory authorities. Accordingly, the guaranteed quarterly minimums past the first quarter of 2025 were considered constrained and, therefore, not recognized when the performance obligation was satisfied as it was not probable as of March 31, 2025 that there would not be a significant reversal of cumulative revenue due to uncertainty with a Centers for Medicare & Medicaid Services (“CMS”) policy change and language in the license agreement. On April 12, 2025, CMS announced that the effective date of the local coverage determination, which determines the eligibility of the reimbursement code contained in the license agreement, had been deferred until January 2026. However, additional policy changes by CMS, or other government organizations, may further restrict reimbursement such that all quarterly minimums will not be recognized prior to commencement of the local coverage determination.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	March 31, 2025	Total Revenue	March 31, 2024	Total Revenue
Orthobiologics	$18,074	55%	$15,416	55%
Spinal implant	11,210	34%	12,457	45%
License revenue	3,620	11%	—	—%
Total revenue	$32,904	100%	$27,873	100%

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

(4) Inventories

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$5,391	$6,622
Work in process	2,959	2,812
Finished goods	30,462	29,200
Total	$38,812	$38,634

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$7,379	$7,239
Computer equipment	1,309	1,254
Computer software	361	361
Leasehold improvements	4,389	4,356
Surgical instruments	17,023	15,798
Assets not yet in service	765	960
Total cost	31,226	29,968
Less: accumulated depreciation	(20,500)	(19,837)
Property and equipment, net	$10,726	$10,131

Depreciation expense related to property and equipment, including property under finance leases, for the first three months of 2025 and 2024 was $0.6 million and $0.6 million, respectively.

(6) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

March 31, 2025:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(1,017)	$1,760
Customer List	6 years	8,000	(2,778)	5,222
Tradenames	10 years	1,190	(248)	942
		$11,967	$(4,043)	$7,924

December 31, 2024:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(948)	$1,829
Customer List	6 years	8,000	(2,445)	5,555
Tradenames	10 years	1,190	(218)	972
		$11,967	$(3,611)	$8,356

Amortization expense was $0.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash compensation/commissions payable	$6,341	$5,565
Other accrued liabilities	4,151	2,206
Accrued liabilities	$10,492	$7,771

(8) Debt

Long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Amounts due under term loan	$22,000	$22,000
Accrued end-of-term payments	563	465
Less: unamortized debt issuance costs	(396)	(427)
Long-term debt, less issuance costs	$22,167	$22,038

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.20% as of March 31, 2025. The effective rate of the revolving line of credit was 8.94% as of March 31, 2025. As of March 31, 2025, the Company had $5.7 million available under its revolving line of credit and was in compliance with all covenants under the term loan and revolving line of credit agreements.

The credit agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of certain subsidiaries of the Company, as borrowers (the “Borrowers”), subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, undergo a change in control, and change the nature of their businesses. On April 9, 2025, the credit agreements were amended to increase the common stock ownership threshold that triggers a change in control from 40% to 49.9% to accommodate the sale of common stock from OrbiMed. See Note 17. In addition, the credit agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the credit agreements. As of March 31, 2025, the Company was in compliance with all covenants under the credit agreements.

Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the term loan and revolving line of credit agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the credit agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers.

(9) Stock-Based Compensation

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

Total stock-based compensation expense recognized for employees and directors was $0.8 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, and was recognized as general and administrative expense.

Stock Options

Stock option activity, including options granted under the 2023 Plan and 2018 Plan, was as follows for the three months ended March 31, 2025 and 2024:

	2025			2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	3,925,403	1.29		4,875,828	1.31
Cancelled or expired	(164,432)	1.09		—	—
Outstanding at March 31	3,760,971	1.30	6.68	4,875,828	1.31	7.72
Exercisable at March 31	2,894,964	1.37	6.25	2,221,703	1.48	6.75

As of March 31, 2025, there was approximately $0.8 million of total unrecognized compensation expense related to unvested stock options, which expense is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units and Deferred Sock Units

Restricted stock unit and deferred stock unit activity for awards granted under the 2023 Plan and 2018 Plan was as follows for the three months ended March 31, 2025 and 2024:

	2025		2024
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	5,455,472	$0.90	3,524,675	$1.07
Vested	(44,496)	0.71	(44,496)	0.71
Cancelled	(34,197)	0.98	—	—
Outstanding at March 31	5,376,779	$0.93	3,480,179	$1.17

Total compensation expense related to unvested restricted stock units and deferred stock units not yet recognized was $2.7 million as of March 31, 2025, which expense is expected to be allocated to expenses over a weighted-average period of 2.5 years.

Performance Stock Units

During 2024, the Company began awarding performance stock units, or PSUs, under the 2023 Plan to certain executive officers and key employees. The Company has awarded an aggregate of 1,894,985 PSUs, assuming target performance, and each PSU award can be earned and vested at the end of a three-year performance period based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies and subject to continued service to the Company. The number of shares of the Company’s common stock to be issued upon vesting and settlement of the PSUs range from 0% to 200% of the target number of shares underlying the award, depending on the Company’s TSR performance against the group of peer companies. The fair value of the PSUs was estimated using the Monte Carlo simulation model and the following assumptions: the volatility of the peer companies was unique to each company used in simulation, Company volatility of 93.34%, risk-free interest rate of 4.53%, correlation with index of 0.06, and dividend yield of 0%.

There was no change in shares outstanding for PSU awards granted under the 2023 Plan during the three months ended March 31, 2025.

The total compensation cost related to unvested PSUs was $1.6 million as of March 31, 2025, which is expected to be allocated to expenses over a weighted-average period of 1.9 years.

(10) Warrants

As of March 31, 2025 and December 31, 2024, there were outstanding and exercisable warrants to an aggregate of 12,237,470 shares of our common stock at a weighted average exercise price of $1.53 per share with a weighted average remaining contractual term of 1.5 years and 1.8 years, respectively.

(11) Commitments and Contingencies

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

(12) Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended
	March 31,
	2025	2024
Income tax (benefit) expense from continuing operations	$(25)	$68
Income (loss) from continuing operations before income taxes	$33	$(4,332)
Effective income tax rate	-75.8%	-1.6%

Our effective tax rate for each of the three months ended March 31, 2025 and 2024 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

As of March 31, 2025, the Company is not currently under examination by tax authorities.

(13) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net income (loss) per share was the same as basic net income (loss) per share for the three months ended March 31, 2024, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net loss incurred for the period.

The table below sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income (loss)	$58	$(4,400)
Denominator:
Basic – weighted average shares outstanding	139,068,831	130,201,251
Effect of dilutive securities:
Employee restricted stock units and deferred stock units	4,266,283	—
Diluted – weighted average shares outstanding	143,335,114	130,201,251
Basic (loss) earnings per share	0.00	(0.03)
Diluted (loss) earnings per share	0.00	(0.03)

For the three months ended March 31, 2025 and 2024, an aggregate of 16,068,993 and 20,543,477 shares underlying outstanding stock options, restricted stock units, deferred stock units and warrants were excluded for the diluted (loss) earnings per share calculation as they were anti-dilutive.

(14) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid during the period for:
Interest	$882	$740

(15) Related Party Transactions

As described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies,” and Note 19, “Related Party Transactions,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company was party to an Investor Rights Agreement, as amended, several Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC (“OrbiMed”). OrbiMed beneficially owned 52.6% of the Company’s common stock as of March 31, 2025, but in April 2025 sold all of its shares of the Company’s common stock to several investors in a private secondary resale transaction. As the lead purchaser in such transaction, funds affiliated with Nantahala Capital Management, LLC (“Nantahala”), an existing stockholder of the Company, purchased 57.0 million shares of the Company’s common stock, which together with shares of common stock previously held by Nantahala, result in Nantahala holding shares of common stock representing 49.1% of the issued and outstanding shares of the Company’s common stock. See Note 17, “Subsequent Event.”

All related party transactions are reviewed and approved by the Audit Committee or the disinterested members of the full Board of Directors.

(16) Segment and Geographic Information

The Company operates as one reportable and operating segment based upon the Company’s organization structure and the way in which the operations and investments are managed and evaluated by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer. The CODM uses consolidated net income (loss) as the primary measure of segment profit or loss to monitor performance and allocate resources.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

The table below provides the calculation of consolidated net income (loss), which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$32,904	$27,873
Less cost of sales	12,661	10,571
Gross Profit	20,243	17,302
Gross Margin	61.5%	62.1%
Less:
General and administrative	7,533	7,785
Sales and marketing	11,204	12,460
Research and development	443	527
Interest expense	1,045	835
Unrealized foreign currency translation (gain) loss	(24)	39
Other expense (income)	9	(12)
Provision (benefit) for income taxes	(25)	68
Net Income (Loss)	$58	$(4,400)

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 92% and 90% of revenue was in the United States for the years ended March 31, 2025 and 2024, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$30,117	$25,133
Rest of world	2,787	2,740
Total revenue	$32,904	$27,873

(17) Subsequent Event

On April 15, 2025, OrbiMed sold to Nantahala and certain other purchasers an aggregate of approximately 73.1 million shares of the Company’s common stock. The Company was not party to the securities purchase agreement, which was privately negotiated amongst OrbiMed, Nantahala and the other purchasers party thereto. To the Company’s knowledge, based solely on beneficial ownership filings made with SEC, the shares of common stock sold by OrbiMed constitute all of the issued and outstanding shares of common stock previously held by OrbiMed, resulting in OrbiMed no longer being a stockholder of the Company. As the lead purchaser in such transaction, funds affiliated with Nantahala purchased 57.0 million shares of the Company’s common stock, which together with shares of common stock previously held by Nantahala, result in Nantahala holding shares of common stock representing 49.1% of the issued and outstanding shares of the Company’s common stock. As part of the transaction, the Company amended its credit agreements to increase the common stock ownership threshold that triggers a “change in control” from 40% to 49.9% such that Nantahala’s ownership percentage following the closing of the transaction does not result in a change in control under the credit agreements solely by virtue of Nantahala’s ownership. Also to facilitate the sale transaction by OrbiMed, the Company entered into a registration rights agreement with Nantahala and the other purchasers in the transaction pursuant to which the Company agreed to prepare and file a shelf resale registration statement with the SEC within 30 days of the date of the closing, for purposes of registering the resale of the shares of common stock purchased by the purchasers in the transaction, and agreed to use commercially reasonable efforts to cause such resale registration statement to be declared effective by the SEC within 60 days of the date of the closing (90 days in the event the resale registration statement is reviewed by the SEC).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q.

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

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products, including our recently launched premium, next-generation demineralized bone matrix, Trivium™ in addition to our introductions last year: Cortera® Posterior Fixation System, viable bone matrix, OsteoVive® Plus, and amniotic membrane allografts, SimpliGraft™ and SimpliMax™; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

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

During the first quarter of 2025, we entered into a manufacture and license agreement with a distributor pursuant to which we agreed to manufacture and supply to the distributor our SimpliGraft® product under the distributor’s name and brand in exchange for a one-time $1.5 million cash payment and minimum SimpliGraft® product purchase obligations of the distributor. During the fourth quarter of 2024, we entered into a license agreement with a distributor granting an exclusive right and license to manufacture and commercialize in the United States our SimpliMax™ product in exchange for a one-time $1.5 million cash payment and minimum quarterly royalty payments based on the volume of product sold by the distributor. The Centers for Medicare and Medicaid Services (“CMS”) issued a Local Coverage Determination implementing significant changes to reimbursement for cellular and tissue-based products, which would impact our SimpliMax™ and SimpliGraft® products and constitute a CMS Policy Change under these license agreements, which changes were initially intended to become effective in February 2025 but were delayed to April 2025 and then again recently delayed to January 1, 2026. These changes limit the amount of revenue to be recognized beyond 2025 and any further changes to CMS policy may reduce the amount of revenue to be recognized during 2025.

With respect to recently enacted or to be effective tariffs announced by the current U.S. Presidential administration, we do not anticipate the effect on our business will be material based on tariffs currently in place.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and March 31, 2024

Revenue

Total revenue for the three months ended March 31, 2025 was $32.9 million, which represents an increase of 18% compared to $27.9 million in the same quarter of the prior year. The increase is attributed primarily additional orthobiologics sales and $3.6 million of licensing revenue during the three months ended March 31, 2025

Cost of Sales

Cost of sales consists primarily of manufacturing costs, product purchase costs, and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales increased by $2.1 million to $12.7 million for the three months ended March 31, 2025 from $10.6 million for the prior year period. The increase in cost of sales is primarily due to greater revenue in the current year period compared to the prior year period, as described above, and the write-off of approximately $0.6 million of inventory in the prior year period.

Gross profit as a percentage of revenue decreased 60 basis points to 61.5% for the three months ended March 31, 2025 compared to 62.1% for the same period in 2024. Of this decrease, 400 basis points were due to charges for the write-off of inventory and additional excess and obsolete inventory and 260 basis points were due to sales mix. These decreases were partially offset by 570 basis points for reductions to product cost and greater scale.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and professional fees, as well as occupancy costs. General and administrative expenses decreased 3%, or $0.3 million, to $7.5 million for the three months ended March 31, 2025, compared to $7.8 million for the prior year period. This decrease is primarily attributable to $0.4 million of reduced accounting and consultant fees during the current year period.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 10%, or $1.3 million, to $11.2 million for the three months ended March 31, 2025, compared to $12.5 million for the prior year period. This decrease is primarily due to a decrease in independent agent commissions expense of $0.8 million resulting from sales mix and a $0.7 million decrease in compensation expense related to reduced headcount. These decreases were partially offset by $0.4 million of additional professional fees during the current year period.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies. Research and development expenses were $0.4 million for the three months ended March 31, 2025, compared to $0.5 million for the same period in 2024. This decrease is primarily due to decreased headcount.

Interest Expense

Interest expense is related to interest incurred from our debt instruments and finance leases. Interest expense was $1.0 million for the three months ended March 31, 2025, compared to $0.8 million for the three months ended March 31, 2024. This increase resulted primarily from additional borrowings on our revolving line of credit and the additional borrowing of $5.0 million under our term credit agreement in May 2024. We expect that our annualized interest expense will increase approximately $0.1 million for every 25 basis points of increase to the reference rate associated with our credit agreements.

Provision for Income Taxes Current and Deferred

The decrease in income tax expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a decrease in cash taxes in foreign jurisdictions in 2025.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations primarily through operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$5,435	$6,221
Accounts receivable, net	23,476	20,660
Inventories	38,812	38,634
Total current assets	69,144	67,116
Accounts payable	7,121	7,918
Accrued liabilities	10,492	7,771
Line of credit	11,261	12,120
Total current liabilities	29,581	28,581
Net working capital	39,563	38,535

Cash Flows

Net cash provided by operating activities for the first three months of 2025 was $1.3 million compared to net cash used in operating activities of $5.8 million for the first three months of 2024. This change relates primarily to net income for the first three months of 2025 compared to a net loss in the comparable prior year period.

Net cash used in investing activities for the first three months of 2025 was $1.1 million compared to $0.7 million for the first three months of 2024. This increase relates primarily to increased purchases of property and equipment in the current year period.

Net cash used in financing activities for the first three months of 2025 was $0.9 million compared to net cash provided by financing activities of $5.2 million for the first three months of 2024. This change relates primarily to $6.5 million of reduced revolver borrowings, net of repayments, during the current year period compared to the prior year period.

Term Loan and Revolving Credit Facilities

The Company, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), are parties to a term loan credit agreement (the “Term Credit Agreement”) and revolving loan credit agreement (the “Revolving Credit Agreement” and together with the Term Loan Credit Agreement, the “Loan Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust, each in its respective capacity as agent, and lenders from time to time party thereto. Under the Term Credit Agreement (the “Term Facility”), we have borrowed up to the maximum of $22.0 million as of March 31, 2025.

The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the secured term credit facility under the Term Credit Agreement, the “Facilities”) under which the Borrowers may borrow up to $17.0 million at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects, and the delivery of an updated borrowing base certificate.

The Facilities have a maturity date of March 1, 2029. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of March 31, 2025, the Company had $11.3 million outstanding and $5.7 million of availability under the Revolving Credit Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR Interest Rate, as such term is defined in the Credit Agreements, plus the applicable margin of 6.50% in the case of the Term Credit Agreement, and an applicable margin of 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of March 31, 2025, the effective rate of the Term Credit Agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 13.20%, and the effective rate of the Revolving Credit Agreement was 8.94%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, undergo a change in control and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. As of March 31, 2024, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $5.4 million of cash and cash equivalents as of March 31, 2025, together with our anticipated operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least May 2026. However, we may require or seek additional capital to fund our future operations and business strategy prior to May 2026. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

We may elect to raise additional financing even before we need it if market conditions for raising additional capital are favorable. We may seek to raise additional financing through various sources, such as equity and debt financings, debt restructurings or refinancings, or through strategic transactions, dispositions, collaborations and/or license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or our business, financial performance or prospects deteriorate.

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences or rights that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could further dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights or preferences granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of MidCap Financial Trust and MidCap Funding IV Trust under our Credit Agreements, which could limit our ability to raise additional financing and the terms thereof. Since we are no longer party to an Investor Rights Agreement with the OrbiMed funds, we no longer need their consent to raise additional financing or take certain other actions.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes in our critical accounting estimates for the three months ended March 31, 2025 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed below, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Our legal proceedings are discussed in Note 11, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Appointment of Mark Schallenberger as Chief Operating Officer

On May 12, 2025, Xtant publicly announced the appointment of Mark A. Schallenberger as Chief Operating Officer, effective immediately.

Mr. Schallenberger, age 39, was initially appointed our Chief Operations Officer effective as of January 16, 2023. Prior to this, Mr. Schallenberger served as Chief Operations Officer of Surgenex LLC, a medical technology manufacturer, from June 2019 to January 2023. Prior to Surgenex, Mr. Schallenberger served as Senior Director of Marketing & Product Development of DCI Donor Services Tissue Bank, a tissue bank, from February 2016 to June 2019. Prior to DCI Donor Services Tissue Bank, Mr. Schallenberger served as various roles with increasing responsibility from September 2010 to February 2016 culminating with Director of Scientific Affairs with Xtant Medical Holdings, Inc. formerly Bacterin International Holdings, Inc. Mr. Schallenberger holds a Master of Science in Chemical Biology from The Scripps Research Institute and a Bachelor of Science degree in Chemistry from the University of Montana.

In connection with Mr. Schallenberger’s change in title, the Compensation Committee of the Board of Directors of Xtant approved an increase in Mr. Schallenberger’s annual base salary from $416,000 to $461,760 and an increase in his target annual bonus opportunity from 50% of annual base salary to 75% of annual base salary, with 50% based on corporate goals and 25% based on individual goals for 2025.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 12, 2025	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

