Form 10-Q
period 2025-06-30
Xtant Medical Holdings, Inc.
filed 2025-08-12
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at August 8, 2025: 130,315,722.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

June 30, 2025

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	our ability to increase revenue and improve our gross margins, our operating expenses as a percentage of revenue, and obtain and sustain profitability;

●	our ability to execute our strategic priorities and become operationally self-sustaining by controlling our supply chain, especially with respect to stem cells, and becoming less reliant on production and manufacturing of our products outside of our control, which we believe will allow us to be a larger and more diverse producer of biologics;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	the effect of a global economic slowdown, the prospects for recession, tariffs, inflation, rising interest rates, and supply chain disruptions on our business, operating results and financial position, which, among other effects, could result in delayed product launches, lost revenue, higher costs, decreased profit margins and other adverse effects on our business and operating results;

●	our dependence on and ability to retain and recruit independent sales agents and distributors with appropriate expertise and motivate and incentivize them to engage with customers and sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to leverage sales under our recent license agreements and meet manufacturing , develop, introduce, market and license new products and technologies and the success of such new products and technologies, including our recently launched next-generation demineralized bone matrix, Trivium™;

●	our ability to innovate, develop, introduce, market and license new products and technologies and the success of such new products and technologies, including our recently launched next-generation demineralized bone matrix, Trivium™;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins, and the possibility that we may become more in the OEM business;

●	our ability to implement successfully our four key growth initiatives, which are focused on introducing new products; expanding our distribution network and ; penetrating adjacent markets and leveraging our growth platform with technology and strategic acquisitions;

ii

●	risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, current and future wars, related sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other potential conflicts;

●	our ability to operate in international markets and effectively manage our international subsidiaries, which require management attention and financial resources;

●	our ability to navigate manufacturing challenges related to the production of biologics products and recover from our prior stem cell shortage and our ability to win back stem cell customers and achieve future stem cell revenue as anticipated;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	our ability to remain competitive;

●	our ability to integrate acquired products with our existing product line and successfully transition our customers from some of our older legacy hardware products to these new products and the anticipated adverse effect of these transitions on our organic revenue growth rate;

●	our reliance on third party suppliers and manufacturers;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	the effect of infectious diseases on our business, operating results and financial condition;

●	the effect of fluctuations in foreign currency exchange rates on our earnings and our foreign currency translation adjustments;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	the ability of our clinical trials to demonstrate competent and reliable evidence of the safety and effectiveness of our products;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers for our products;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

iii

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities;

●	our ability to generate revenue from our recent license agreements, license certain of our intellectual property on commercially reasonable terms and maintain our intellectual property licenses;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	the potential impacts of the ownership of a significant percentage of our common stock by Nantahala Capital Management, LLC and the potential impact of future sales of our common stock by Nantahala or other investors, or the perception that such sales may occur, on the market price of our common stock;

●	our ability to maintain sufficient liquidity to continue to meet the financial covenants under our credit agreements and to continue to fund our operations and our ability to obtain financing on reasonable terms when needed and the effect of such additional financing on our business, results of operations, financial condition and stockholders;

●	our ability to service our debt and comply with the covenants in our credit agreements and the effect of our significant indebtedness on our business, results of operations, financial condition and prospects;

●	our ability to maintain our stock listing on the NYSE American Exchange.

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

iv

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,923	$6,199
Restricted cash	114	22
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $1,795 and $1,437, respectively	26,951	20,660
Inventories	40,135	38,634
Prepaid and other current assets	1,466	1,601
Total current assets	75,589	67,116
Property and equipment, net	10,447	10,131
Right-of-use asset, net	2,634	829
Goodwill	7,302	7,302
Intangible assets, net	7,492	8,356
Other assets	15	103
Total Assets	$103,479	$93,837

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,223	$7,918
Accrued liabilities	10,626	7,771
Current portion of lease liability	693	703
Current portion of finance lease obligations	52	69
Line of credit	12,006	12,120
Total current liabilities	30,600	28,581
Long-term Liabilities:
Lease liability, less current portion	2,015	166
Finance lease obligation, less current portion	30	47
Long-term debt, plus premium and less issuance costs	22,278	22,038
Other liabilities	54	42
Total Liabilities	54,977	50,874
Commitments and Contingencies (note 12)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 139,315,722 shares issued and outstanding as of June 30, 2025 and 139,045,664 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	304,201	302,738
Accumulated other comprehensive income (loss)	152	(316)
Accumulated deficit	(255,851)	(259,459)
Total Stockholders’ Equity	48,502	42,963
Total Liabilities & Stockholders’ Equity	$103,479	$93,837

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Product revenue	$30,436	$29,943	$59,720	$57,816
License revenue	4,975	—	8,595	—
Total Revenue	35,411	29,943	68,315	57,816

Cost of sales	11,127	11,361	23,788	21,932
Gross Profit	24,284	18,582	44,527	35,884

Operating Expenses
General and administrative	7,478	7,713	15,011	15,498
Sales and marketing	11,616	13,179	22,820	25,639
Research and development	566	636	1,009	1,163
Total Operating Expenses	19,660	21,528	38,840	42,300

Income (Loss) from Operations	4,624	(2,946)	5,687	(6,416)

Other Expense
Interest expense	(1,004)	(992)	(2,049)	(1,827)
Unrealized foreign currency translation gain	178	118	202	79
Other income (expense)	7	(5)	(2)	7
Total Other Expense	(819)	(879)	(1,849)	(1,741)

Net Income (Loss) from Operations Before Provision for Income Taxes	3,805	(3,825)	3,838	(8,157)

Provision for Income Taxes Current and Deferred	(255)	(36)	(230)	(104)
Net Income (Loss)	$3,550	$(3,861)	$3,608	$(8,261)

Net Income (Loss) Per Share:
Basic	$0.03	$(0.03)	$0.03	$(0.06)
Dilutive	$0.02	$(0.03)	$0.02	$(0.06)

Shares used in the computation:
Basic	139,310,589	130,269,710	139,190,378	130,291,796
Dilutive	148,574,242	130,269,710	148,339,423	130,291,796

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss)	$3,550	$(3,861)	$3,608	$(8,261)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	361	(42)	468	(204)
Comprehensive Income (Loss)	$3,911	$(3,903)	$4,076	$(8,465)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349
Common stock issued upon settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(7,986)	—	(17)	—	—	(17)
Stock-based compensation	—	—	910	—	—	910
Foreign currency translation adjustment	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(4,400)	(4,400)
Balance at March 31, 2024	130,216,541	—	295,223	(133)	(247,410)	47,680

Common stock issued upon settlement of restricted stock units	97,831	—	—	—	—	—
Stock-based compensation	—	—	1,228	—	—	1,228
Foreign currency translation adjustment	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(3,861)	(3,861)
Balance at June 30, 2024	130,314,372	—	296,451	(175)	(251,271)	45,005

Balance at December 31, 2024	139,045,664	$—	$302,738	$(316)	$(259,459)	$42,963
Common stock issued upon settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(7,986)	—	(9)	—	—	(9)
Stock-based compensation	—	—	758	—	—	758
Foreign currency translation adjustment	—	—	—	107	—	107
Net income	—	—	—	—	58	58
Balance at March 31, 2025	139,082,174	—	303,487	(209)	(259,401)	43,877

Common stock issued upon settlement of restricted stock units	342,128	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(108,580)	—	(52)	—	—	(52)
Stock-based compensation	—	—	766	—	—	766
Foreign currency translation adjustment	—	—	—	361	—	361
Net income	—	—	—	—	3,550	3,550
Balance at June 30, 2025	139,315,722	—	304,201	152	(255,851)	48,502

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$3,608	$(8,261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,243	2,003
Gain on sale of fixed assets	(49)	(142)
Non-cash interest	289	218
Stock-based compensation	1,524	2,138
Provision for reserve on accounts receivable	395	178
Provision for excess and obsolete inventory	490	388
Other	46	1

Changes in operating assets and liabilities:
Accounts receivable	(6,873)	(688)
Inventories	(1,349)	(4,130)
Prepaid and other assets	347	(469)
Accounts payable	(880)	(15)
Accrued liabilities	2,763	(2,064)
Net cash provided by (used in) operating activities	2,554	(10,843)

Investing activities:
Purchases of property and equipment	(1,557)	(1,337)
Proceeds from sale of fixed assets	97	183
Net cash used in investing activities	(1,460)	(1,154)

Financing activities:
Payments on financing leases	(34)	(32)
Borrowings on line of credit	51,812	59,565
Repayments on line of credit	(51,925)	(52,288)
Proceeds from issuance of long term debt	—	5,000
Debt issuance costs	(49)	(615)
Payment of taxes from withholding of common stock on settlement of restricted stock units	(61)	(17)
Net cash (used in) provided by financing activities	(257)	11,613

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(21)	(61)

Net change in cash and cash equivalents and restricted cash	816	(445)
Cash and cash equivalents and restricted cash at beginning of period	6,221	5,923
Cash and cash equivalents and restricted cash at end of period	$7,037	$5,478
Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$6,923	$5,379
Restricted cash	114	99
Total cash and restricted cash reported in condensed consolidated balance sheets	$7,037	$5,478

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

Cash and cash equivalents classified as restricted cash on the Company’s condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2025 and December 31, 2024 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against the Company’s line of credit the next business day.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2025 and 2024.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and six months ended June 30, 2025 and 2024.

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

Foreign Currency

The Company generates revenues outside the United States in multiple foreign currencies including euros, Swiss francs, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. The Company also incurs operating expenses in euros, Swiss francs and British pounds. All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at period-end, while elements of the income statement are translated at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reported in foreign currency exchange gain.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of June 30, 2025 and December 31, 2024.

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

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer. At June 30, 2025, $0.4 million was included in revenue for products that had not shipped. Occasionally the Company will receive consideration in advance of transferring products to its customers and records a contract liability. Contract liabilities are recognized as revenue in proportion to when control of the goods are transferred to the customer.

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

The Company has a license agreement which grants an exclusive, nontransferable, non-sublicensable, royalty-bearing right to manufacture and commercialize one of our products in the United States. The Company concluded this represented one performance obligation of transferring the IP rights to manufacture and commercialize the product. This was determined to be functional IP. The transaction price includes an upfront non-refundable fee of $1.5 million, as well as quarterly royalty payments based on the volume of product sold, subject to guaranteed quarterly minimums, which aggregate to $3.75 million during 2025. Variable consideration is included in the transaction price only to the extent significant reversal of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating variable consideration for the performance obligation identified in the contract. This judgment involves assessing factors outside of our influence, including the accessibility of the licensed products to certain reimbursement codes determined by regulatory authorities. Accordingly, the guaranteed quarterly minimums past the second quarter of 2025 were considered constrained and, therefore, not recognized when the performance obligation was satisfied as it was not probable as of June 30, 2025 that there would not be a significant reversal of cumulative revenue due to uncertainty with a Centers for Medicare & Medicaid Services (“CMS”) policy change and language in the license agreement. On April 12, 2025, CMS announced that the effective date of the local coverage determination, which determines the eligibility of the reimbursement code contained in the license agreement, had been deferred until January 2026. However, additional policy changes by CMS, or other government organizations, may further restrict reimbursement such that all quarterly minimums will not be recognized prior to commencement of the local coverage determination.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	June 30, 2025	Total Revenue	June 30, 2024	Total Revenue
Orthobiologics	$19,370	55%	$16,128	54%
Spinal implant	11,066	31%	13,815	46%
License revenue	4,975	14%	—	—%
Total revenue	$35,411	100%	$29,943	100%

	Six Months Ended	Percentage of	Six Months Ended	Percentage of
	June 30, 2025	Total Revenue	June 30, 2024	Total Revenue
Orthobiologics	$37,444	55%	$31,544	55%
Spinal implant	22,276	33%	26,272	45%
License revenue	8,595	12%	—	—%
Total revenue	$68,315	100%	$57,816	100%

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

(4) Inventories

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$5,443	$6,622
Work in process	3,445	2,812
Finished goods	31,247	29,200
Total	$40,135	$38,634

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$7,436	$7,239
Computer equipment	1,311	1,254
Computer software	361	361
Leasehold improvements	4,413	4,356
Surgical instruments	17,326	15,798
Assets not yet in service	774	960
Total cost	31,621	29,968
Less: accumulated depreciation	(21,174)	(19,837)
Property and equipment, net	$10,447	$10,131

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended June 30, 2025 and 2024 was $0.8 million and $0.5 million, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

(6) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

June 30, 2025:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(1,086)	$1,691
Customer List	6 years	8,000	(3,111)	4,889
Tradenames	10 years	1,190	(278)	912
		$11,967	$(4,475)	$7,492

December 31, 2024:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(948)	$1,829
Customer List	6 years	8,000	(2,445)	5,555
Tradenames	10 years	1,190	(218)	972
		$11,967	$(3,611)	$8,356

Amortization expense for both the three months ended June 30, 2025 and 2024 was $0.5 million, and $0.9 for both the six months ended June 30, 2025 and 2024, respectively.

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash compensation/commissions payable	$6,833	$5,565
Other accrued liabilities	3,793	2,206
Accrued liabilities	$10,626	$7,771

(8) Debt

Long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Amounts due under the term loan	$22,000	$22,000
Accrued end-of-term payments	649	465
Less: unamortized debt issuance costs	(371)	(427)
Long-term debt, less issuance costs	$22,278	$22,038

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.23% as of June 30, 2025. The effective rate of the revolving line of credit was 8.94% as of June 30, 2025. As of June 30, 2025, the Company had $5.0 million available under its revolving line of credit and was in compliance with all covenants under the term loan and revolving line of credit agreements.

The credit agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of certain subsidiaries of the Company, as borrowers (the “Borrowers”), subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, undergo a change in control, and change the nature of their businesses. On April 9, 2025, the credit agreements were amended to increase the common stock ownership threshold that triggers a change in control from 40% to 49.9% to accommodate the sale of common stock from OrbiMed. In addition, the credit agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the credit agreements. As of June 30, 2025, the Company was in compliance with all covenants under the credit agreements.

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

Total stock-based compensation expense recognized for employees and directors was $0.8 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively, and was recognized as general and administrative expense.

Stock Options

Stock option activity, including options granted under the 2023 Plan and 2018 Plan, was as follows for the six months ended June 30, 2025 and 2024:

	2025			2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	3,925,403	1.29		4,875,828	$1.31
Granted	—	—		—	—
Cancelled or expired	(164,931)	1.19		(156,243)	1.03
Outstanding at June 30	3,760,472	1.30	6.43	4,719,585	1.32	7.28
Exercisable at June 30	3,006,140	1.35	6.06	2,313,011	1.46	6.22

As of June 30, 2025, there was approximately $0.6 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units and Deferred Stock Units

Restricted stock unit and deferred stock unit activity for awards granted under the 2023 Plan and 2018 Plan was as follows for the six months ended June 30, 2025 and 2024:

	2025		2024
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	5,455,472	$0.90	3,524,675	$1.07
Granted	—	0.98	2,641,549	0.98
Vested	(386,624)	0.91	(142,327)	0.67
Cancelled	(34,197)	0.98	(155,668)	1.03
Outstanding at June 30	5,034,651	$0.90	5,868,229	$1.04

Total compensation expense related to unvested restricted stock units and deferred stock units not yet recognized was $3.2 million as of June 30, 2025, which expense is expected to be allocated to expenses over a weighted-average period of 2.6 years.

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

There was no change in shares outstanding for PSU awards granted under the 2023 Plan during the three and six months ended June 30, 2025.

The total compensation cost related to unvested PSUs was $1.4 million as of June 30, 2025, which expense is expected to be allocated to expenses over a weighted-average period of 1.7 years.

(10) Warrants

As of June 30, 2025 and December 31, 2024, there were outstanding and exercisable warrants to purchase an aggregate of 12,237,470 shares of our common stock at a weighted average exercise price of $1.53 per share, with a weighted average remaining contractual term of 1.3 years and 1.8 years, respectively.

(11) Related Party Transactions

As described in more detail under Note 1, “Business Description and Summary of Significant Accounting Policies,” and Note 19, “Related Party Transactions,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company was party to an Investor Rights Agreement, as amended, several Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC (collectively, “OrbiMed”). OrbiMed beneficially owned 52.6% of the Company’s common stock as of March 31, 2025, but in April 2025 sold all of its shares of the Company’s common stock to several investors in a private secondary resale transaction. As the lead purchaser in such transaction, funds affiliated with Nantahala Capital Management, LLC (“Nantahala”), an existing stockholder of the Company, purchased 57.0 million shares of the Company’s common stock, which together with shares of common stock previously held by Nantahala, resulted in Nantahala holding shares of common stock representing 49.1% of the issued and outstanding shares of the Company’s common stock. A family member of Stavros Vizirgianakis, a Board member, also participated in the transaction and purchased shares from OrbiMed. The Company was not party to the stock purchase agreement, which was privately negotiated amongst OrbiMed and the purchasers; however, to facilitate the transaction, the Company entered into a registration rights agreement with the purchasers pursuant to which the Company agreed to prepare and file a shelf resale registration statement with the SEC for purposes of registering the resale of the shares and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC. The Company also agreed, among other things, to indemnify the selling stockholders from certain liabilities and to pay all fees and expenses incident to its performance of or compliance with the registration rights agreement. The Company filed this registration statement on May 12, 2025 and it became effective on May 19, 2025. The sale of OrbiMed’s shares resulted in the termination of the Investor Rights Agreement.

(12) Commitments and Contingencies

Operating Leases

We currently lease various office facilities and equipment. These leases are under non-cancelable operating lease agreements with expiration dates from 2025 to 2030. We have the option to extend certain leases to five or ten-year term(s) and we have the right of first refusal on any sale.

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

As of June 30, 2025, the weighted-average remaining lease term was 2.8 years. Lease expense related to operating leases was $0.5 million for the six months ended June 30, 2025. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, during the period ended June 30, 2025, the Company estimates the weighted-average discount rate for its operating leases to be between 7.05% and 12.46% to discount future cash flows to present value based on the incremental borrowing rate.

Future minimum payments as of June 30, 2025 under these long-term operating leases are as follows (in thousands):

Remainder of 2025	$624
2026	730
2027	611
2028	594
2029	592
Thereafter	335
Total future minimum lease payments	3,486
Less: amount representing interest	(778)
Present value of obligations under operating leases	2,708
Less: current portion	(693)
Long-term operating lease obligations	$2,015

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

(13) Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense from continuing operations	$255	$36	$230	$104
Income (loss) from continuing operations before income taxes	$3,805	$(3,825)	$3,838	$(8,157)
Effective income tax rate	6.7%	-1.0%	6.0%	-1.3%

Our effective tax rate for the for the three and six months ended June 30, 2025 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

Our effective tax rate for the three and six months ended June 30, 2024 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state taxes.

As of June 30, 2025, the Company is not currently under examination by tax authorities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. The Company expects to include the anticipated impact of the tax law changes from the OBBBA will in the Company’s financial statements beginning in the three months ending September 30, 2025.

(14) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net income (loss) per share was the same as basic net income (loss) per share for the three and six months ended June 30, 2024, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net loss incurred for the period.

The table below sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$3,550	$(3,861)	$3,608	$(8,261)
Denominator:
Basic – weighted average shares outstanding	139,310,589	130,269,710	139,190,378	130,291,796
Effect of dilutive securities:
Employee restricted stock units and deferred stock units	4,011,541	—	3,896,933	—
Warrants	5,252,112	—	5,252,112	—
Diluted – weighted average shares outstanding	148,574,242	130,269,710	148,339,423	130,291,796
Basic earnings (loss) per share	0.03	(0.03)	0.03	(0.06)
Diluted earnings (loss) per share	0.02	(0.03)	0.02	(0.06)

For the three months ended June 30, 2025 and 2024, an aggregate of 13,410,148 and 24,597,501 shares underlying outstanding stock options, restricted stock units, deferred stock units and warrants were excluded for the diluted earnings (loss) per share calculation as they were anti-dilutive. For the six months ended June 30, 2025 and 2024, an aggregate of 13,524,756 and 24,597,501 shares underlying outstanding stock options, restricted stock units, deferred stock units and warrants were excluded for the diluted earnings (loss) per share calculation as they were anti-dilutive.

(15) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash paid during the period for:
Interest	$1,760	$774
Non-cash activities:
Increase in right of use assets and lease liability	$2,107	$—

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

The table below provides the calculation of consolidated net income (loss), which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$35,411	$29,943	$68,315	$57,816
Less cost of sales	11,127	11,361	23,788	21,932
Gross Profit	24,284	18,582	44,527	35,884
Gross Margin	68.6%	62.1%	65.2%	62.1%
Less:
General and administrative	7,478	7,713	15,011	15,498
Sales and marketing	11,616	13,179	22,820	25,639
Research and development	566	636	1,009	1,163
Interest expense	1,004	992	2,049	1,827
Unrealized foreign currency translation gain	(178)	(118)	(202)	(79)
Other (income) expense	(7)	5	2	(7)
Provision for income taxes	255	36	230	104
Net Income (Loss)	$3,550	$(3,861)	$3,608	$(8,261)

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 91% and 88% of revenue was in the United States for the three months ended June 30, 2025 and 2024, respectively, and 91% and 89% of revenue was in the United States for the six months ended June 30, 2025 and 2024, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$32,133	$26,276	$62,250	$51,409
Rest of world	3,278	3,667	6,065	6,407
Total revenue	$35,411	$29,943	$68,315	$57,816

(17) Subsequent Event

On July 7, 2025, the Company, and Surgalign SPV, Inc., a wholly owned subsidiary of the Company (together with the Company, the “Seller”), entered into an Asset Purchase Agreement (the “Coflex/CoFix Agreement”) with Companion Spine, LLC, a company to whom the Company has sold certain of its Coflex and CoFix products from time to time in the ordinary course of business (“Companion”), or its affiliate designee (together with Companion, the “Buyer”). Pursuant to and subject to the terms and conditions of the Coflex/CoFix Agreement, the Seller agreed to sell and assign to the Buyer certain assets relating to the Seller’s Coflex and CoFix products in the United States (the “Coflex/CoFix Business” and such assets, the “Coflex/CoFix Assets” ) and the Buyer agreed to assume certain liabilities in connection therewith (such transaction, the “Coflex/CoFix Transaction”) for a total purchase price of $17.5 million, subject to a closing inventory valuation adjustment set forth in the Coflex/CoFix Agreement (the “Coflex/CoFix Purchase Price”). Concurrently with the execution and delivery of the Coflex/CoFix Agreement, $2.5 million of the Coflex/CoFix Purchase Price was paid to the Seller as a cash deposit that is non-refundable, except in the event the Coflex/CoFix Agreement is terminated by the Buyer due to certain breaches by Seller under the Coflex/CoFix Agreement. Completion of the Coflex/CoFix Transaction is subject to the Buyer obtaining financing. Up to two additional $2.5 million cash deposits may be paid to the Seller by the Buyer in the event the Buyer requires additional time to obtain financing. The remaining balance of the Coflex/CoFix Purchase Price will be paid to the Company at the closing of the Coflex/CoFix Transaction and will consist of a cash payment of up to $6.8 million (if the two additional deposits are not made) and a $8.2 million unsecured promissory note to be issued by the Buyer to the Seller. The promissory note will mature on December 31, 2025.

Also, on July 7, 2025, the Company, Paradigm Spine GmbH, a wholly owned subsidiary of the Company engaged in the operation of the Company’s hardware business outside of the United States (“Paradigm”), simultaneously entered into an Equity Purchase Agreement (the “Paradigm Agreement” and together with the Coflex/CoFix Agreement, the “Agreements”), with Companion, pursuant to which and subject to the terms and conditions thereof, the Company agreed to sell to Companion all of its shares of equity securities of Paradigm, which constitute 100% of the issued and outstanding shares of equity securities of Paradigm (the “Paradigm Shares” and such transaction the “Paradigm Transaction” and together with the Coflex/CoFix Transaction, the “Transactions”) for a total purchase price of $1.7 million, subject to certain cash, indebtedness and net working capital adjustments set forth in the Paradigm Agreement (the “Paradigm Purchase Price”). As with the Coflex/CoFix Transaction, completion of the Paradigm Transaction is subject to Companion obtaining financing.

The completion of the Transactions is expected to occur in the third quarter of 2025, although no assurance can be provided that the closings will not be delayed or that the closings will occur. The closing of each of the Transactions is contingent on the other closing at the same time. The Agreements contain certain termination rights for the respective parties, including the right to terminate the Coflex/Cofix Agreement and Paradigm Agreement if the Coflex/CoFix Transaction or Paradigm Transaction, respectively, is not consummated by September 15, 2025, which date is subject to extension if Companion pays additional deposits to the Company.

The Coflex/CoFix Agreement and the Paradigm Agreement contain customary representations, warranties and covenants of the parties, and the completion of each of the Transactions is subject to a number of customary conditions set forth in the Agreements, which, among others, include the performance by each party of its obligations under the respective Agreement and the accuracy of the representations in each respective Agreement. Subject to certain limitations, the respective parties to the Agreements have agreed to indemnify the other party for certain matters, including breaches of representations, warranties and covenants, subject in certain cases to a $250,000 deductible and $2.0 million cap.

In addition, on July 7, 2025, the Company and certain of its subsidiaries entered into a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Limited Consent”) with MidCap Financial Trust and a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Limited Consent” and together with the Term Loan Limited Consent, the “Limited Consent Agreements”) with MidCap Funding IV Trust (collectively, with MidCap Financial Trust, “MidCap”). Under the Limited Consent Agreements, MidCap agreed, subject to the terms and conditions set forth in the Limited Consent Agreements, to, among other things, consent to the Company entering into the Coflex/CoFix Agreement and Paradigm Agreement and the consummation of the Transactions in accordance with the terms and subject to the conditions set forth therein, including the prepayment in accordance with the Term Loan Credit Agreement of $9.6 million to MidCap from the proceeds of the transactions contemplated by the Coflex/CoFix Agreement and Paradigm Agreement.

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

During the first quarter of 2025, we entered into a manufacture and license agreement with a distributor pursuant to which we agreed to manufacture and supply to the distributor our SimpliGraft® product under the distributor’s name and brand in exchange for a one-time $1.5 million cash payment and minimum SimpliGraft® product purchase obligations of the distributor. During the fourth quarter of 2024, we entered into a license agreement with a distributor granting an exclusive right and license to manufacture and commercialize in the United States our SimpliMax™ product in exchange for a one-time $1.5 million cash payment and minimum quarterly royalty payments based on the volume of product sold by the distributor. The Centers for Medicare and Medicaid Services (“CMS”) issued a Local Coverage Determination implementing significant changes to reimbursement for cellular and tissue-based products, which would impact our SimpliMax™ and SimpliGraft® products and constitute a CMS Policy Change under these license agreements, which changes were initially intended to become effective in February 2025 but were delayed to April 2025 and then again delayed to January 1, 2026. On July 14 and 15, 2025, CMS released the CY 2026 Physician Fee Schedule (“PFS”) proposal and the CY 2026 Hospital Outpatient Prospective Payment System (“OPPS”) proposal. Under these proposed rules, which are scheduled for implementation on January 1, 2026, CMS is calling for a consistent payment approach for skin substitutes across the private office and HOPD settings with a fixed price of $125.38 per square centimeter. The PFS and OPPS proposals are currently in a comment period, ending in mid-September, after which CMS will publish its final rules for reimbursement in these care settings. Together with the Local Coverage Determinations and the recently announced Wasteful and Inappropriate Service Reduction model, there are several significant potential changes to reimbursement of skin substitutes that could begin impacting the industry and the Company, beginning January 1, 2026.

With respect to recently enacted or to be effective tariffs announced by the current U.S. Presidential administration, we do not anticipate the effect on our business will be material based on tariffs currently in place.

Recent Developments

On July 7, 2025, we entered into an Asset Purchase Agreement (the “Coflex/CoFix Agreement”) with Companion Spine, LLC, a company to whom we have sold certain of our Coflex and CoFix products from time to time in the ordinary course of business (“Companion”), or its affiliate designee (together with Companion, the “Buyer”). Pursuant to and subject to the terms and conditions of the Coflex/CoFix Agreement, we agreed to sell and assign to the Buyer certain assets relating to our Coflex and CoFix products in the United States (the “Coflex/CoFix Business” and such assets, the “Coflex/CoFix Assets” ) and the Buyer agreed to assume certain liabilities in connection therewith (such transaction, the “Coflex/CoFix Transaction”) for a total purchase price of $17.5 million, subject to a closing inventory valuation adjustment set forth in the Coflex/CoFix Agreement (the “Coflex/CoFix Purchase Price”). Concurrently with the execution and delivery of the Coflex/CoFix Agreement, $2.5 million of the Coflex/CoFix Purchase Price was paid to us as a cash deposit that is non-refundable, except in the event the Coflex/CoFix Agreement is terminated by the Buyer due to certain breaches by us under the Coflex/CoFix Agreement. Completion of the Coflex/CoFix Transaction is subject to the Buyer obtaining financing. Up to two additional $2.5 million cash deposits may be paid to us by the Buyer in the event the Buyer requires additional time to obtain financing. The remaining balance of the Coflex/CoFix Purchase Price will be paid to us at the closing of the Coflex/CoFix Transaction and will consist of a cash payment of up to $6.8 million (if the two additional deposits are not made) and a $8.2 million unsecured promissory note to be issued by the Buyer to us. The promissory note will mature on December 31, 2025.

Also, on July 7, 2025, we simultaneously entered into an Equity Purchase Agreement (the “Paradigm Agreement” and together with the Coflex/CoFix Agreement, the “Agreements”), with Companion, pursuant to which and subject to the terms and conditions thereof, we agreed to sell to Companion all of our shares of equity securities of Paradigm, which constitute 100% of the issued and outstanding shares of equity securities of Paradigm Spine GmbH, a wholly owned subsidiary engaged in the operation of our hardware business outside of the United States (“Paradigm” and such transaction the “Paradigm Transaction” and together with the Coflex/CoFix Transaction, the “Transactions”) for a total purchase price of $1.7 million, subject to certain cash, indebtedness and net working capital adjustments set forth in the Paradigm Agreement (the “Paradigm Purchase Price”). As with the Coflex/CoFix Transaction, completion of the Paradigm Transaction is subject to Companion obtaining financing.

The completion of the Transactions is expected to occur in the third quarter of 2025, although no assurance can be provided that the closings will not be delayed or that the closings will occur. The closing of each of the Transactions is contingent on the other closing at the same time. The Agreements contain certain termination rights for the respective parties, including the right to terminate the Coflex/Cofix Agreement and Paradigm Agreement if the Coflex/CoFix Transaction or Paradigm Transaction, respectively, is not consummated by September 15, 2025, which date is subject to extension if Companion pays additional deposits to us.

The Coflex/CoFix Agreement and the Paradigm Agreement contain customary representations, warranties and covenants of the parties, and the completion of each of the Transactions is subject to a number of customary conditions set forth in the Agreements, which, among others, include the performance by each party of its obligations under the respective Agreement and the accuracy of the representations in each respective Agreement. Subject to certain limitations, the respective parties to the Agreements have agreed to indemnify the other party for certain matters, including breaches of representations, warranties and covenants, subject in certain cases to a $250,000 deductible and $2.0 million cap.

In addition, on July 7, 2025, we entered into a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Limited Consent”) with MidCap Financial Trust and a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Limited Consent” and together with the Term Loan Limited Consent, the “Limited Consent Agreements”) with MidCap Funding IV Trust (collectively, with MidCap Financial Trust, “MidCap”). Under the Limited Consent Agreements, MidCap agreed, subject to the terms and conditions set forth in the Limited Consent Agreements, to, among other things, consent to us entering into the Coflex/CoFix Agreement and Paradigm Agreement and the consummation of the Transactions in accordance with the terms and subject to the conditions set forth therein, including our prepayment in accordance with the Term Loan Credit Agreement of $9.6 million to MidCap from the proceeds of the Transactions.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and June 30, 2024

Revenue

Total revenue for the three and six months ended June 30, 2025 was $35.4 million and $68.3 million, respectively, which represent increases of 18%, compared to $30.0 million and $57.8 million for the three and six months ended June 30, 2024, respectively. These increases are attributed primarily to an increase in orthobiologics sales during the current year periods and $5.0 million and $8.6 million of licensing revenue recognized during the three and six months ended June 30, 2025, respectively.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs, and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales decreased by $0.2 million to $11.2 million for the three months ended June 30, 2025 from $11.4 million for the three months ended June 30, 2024. Cost of sales increased by $1.9 million to $23.8 million for the six months ended June 30, 2025 from $21.9 million for the six months ended June 30, 2024. The decrease associated with the three-month comparison was due primarily to reduced product costs resulting from transition to internal production, partially offset by greater revenue during the current year period compared to the prior year period. The increases associated with the six-month comparison are primarily due to greater revenue in the current year periods compared to the prior year periods, as described above.

Gross Profit

Gross profit as a percentage of revenue increased to 68.6% for the three months ended June 30, 2025 compared to 62.1% for the same period in 2024 and increased to 65.2% for the six months ended June 30, 2025 compared to 62.1% for the same period in 2024. Of the increase for the three-month comparison, 460 basis points were due to sales mix and greater scale and improved production efficiency and 110 basis points were due to reductions in product cost. Of the increase for the six-month comparison, 280 basis points were due to sales mix and greater scale and 100 basis points were due to reductions in product cost.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and professional fees, as well as occupancy costs. General and administrative expenses decreased 3%, or $0.2 million, to $7.5 million for the three months ended June 30, 2025, compared to $7.7 million for the same period in 2024. General and administrative expenses decreased 3%, or $0.5 million, to $15.0 million for the six months ended June 30, 2025, compared to $15.5 million for the same period in 2024. The decrease for the three-month comparison is primarily attributable to $0.5 million of reduced stock-based compensation expense, partially offset by $0.3 million of additional legal fees associated with the Transactions with Companion. The decrease for the six-month comparison is primarily attributable to $0.6 million of reduced stock-based compensation expense and $0.3 million of reduced audit fees, partially offset by $0.4 million of additional legal fees associated primarily with the Transactions with Companion.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing decreased 12%, or $1.6 million, to $11.6 million for the three months ended June 30, 2025, compared to $13.2 million for the same period in 2024. Sales and marketing expenses decreased 11%, or $2.8 million, to $22.9 million for the six months ended June 30, 2025, compared to $25.6 million for the same period in 2024. The decrease for the three-month comparison is primarily due to reduced commission expense of $1.5 million resulting from revenue mix and $0.7 million of reduced compensation expense related to headcount, partially offset by $0.9 million of additional consulting fees during the current year period. The decrease for the six-month comparison is primarily due to reduced commission expense of $2.3 million resulting from revenue mix and $1.3 million of reduced compensation expense related to headcount, partially offset by $1.4 million of additional consulting fees.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies. Research and development expenses were $0.6 million for each of the three months ended June 30, 2025 and 2024. Research and development expenses were $1.0 million for the six months ended June 30, 2025, compared to $1.2 million for the same period in 2024.

Interest Expense

Interest expense consists of interest incurred from our debt instruments and finance leases. Interest expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2025, respectively, compared to $1.0 million and $1.8 million for the three and six months ended June 30, 2023. The increase for the six-month comparison resulted primarily from additional borrowings on our revolving line of credit and the additional borrowing of $5.0 million under our term credit agreement in May 2024. We expect that our annualized interest expense will increase approximately $0.1 million for every 25 basis points of increase to the reference rate associated with our credit agreements.

Provision for Income Taxes Current and Deferred

The increase in income tax expense for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to an increase in cash state taxes in 2025.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$7,037	$6,221
Accounts receivable, net	26,951	20,660
Inventories	40,135	38,634
Total current assets	75,589	67,116
Accounts payable	7,223	7,918
Accrued liabilities	10,626	7,771
Line of credit	12,006	12,120
Total current liabilities	30,600	28,581
Net working capital	44,989	38,535

Cash Flows

Net cash provided by operating activities for the first six months of 2025 was $2.6 million compared to net cash used by operating activities of $10.8 million for the first six months of 2024. This change relates primarily to net income for the first six months of 2025 compared to a net loss in the comparable prior year period.

Net cash used in investing activities for the first six months of 2025 was $1.5 million compared to $1.2 million for the first six months of 2024. This increase relates primarily to increased purchases of property and equipment in the current year period.

Net cash used in financing activities for the first six months of 2025 was $0.3 million compared to net cash provided by financing activities of $11.6 million for the first six months of 2024. This change relates primarily to $7.4 million of reduced revolver borrowings, net of repayments, during the current year period compared to the prior year period.

Term Loan and Revolving Credit Facilities

The Company, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), are parties to a term loan credit agreement (the “Term Credit Agreement”) and revolving loan credit agreement (the “Revolving Credit Agreement” and together with the Term Loan Credit Agreement, the “Loan Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust, each in its respective capacity as agent, and lenders from time to time party thereto. Under the Term Credit Agreement (the “Term Facility”), we have borrowed up to the maximum of $22.0 million as of June 30, 2025.

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

The Facilities have a maturity date of March 1, 2029. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of June 30, 2025, the Company had $12.0 million outstanding and $5.0 million of availability under the Revolving Credit Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR Interest Rate, as such term is defined in the Credit Agreements, plus the applicable margin of 6.50% in the case of the Term Credit Agreement, and an applicable margin of 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of June 30, 2025, the effective rate of the Term Credit Agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 13.23%, and the effective rate of the Revolving Credit Agreement was 8.94%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, undergo a change in control and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. As of June 30, 2025, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $7.0 million of cash and cash equivalents as of June 30, 2025, together with our anticipated operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least August 2026. However, we may require or seek additional capital to fund our future operations and business strategy prior to August 2026. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes in our critical accounting estimates for the six months ended June 30, 2025 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

item 1.	legal proceedings

Our legal proceedings are discussed in Note 12, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements in this Form 10-Q.

item 1a.	risk factors

Although this Item IA is inapplicable to us as a smaller reporting company, we hereby disclose the following new risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024:

The pending sale of our Coflex/CoFix Business to Companion Spine, LLC involves a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, and operating results.

On July 7, 2025, we and certain of our subsidiaries entered into the Coflex/CoFix Agreement and the Paradigm Agreement with Companion pursuant to which we agreed to sell and assign to Companion or its designee certain assets relating to our Coflex and CoFix products and our international hardware business. While the completion of the Transactions is expected to occur in the third quarter of 2025, no assurance can be provided that the Transactions will be completed within the anticipated time frame or at all. The closing of each of the Transactions is contingent upon one another and could be delayed or terminated for any reason. In addition, the completion of the Transactions may cause interruption to our business that could have an adverse effect on our operating results and financial condition. The Transactions involve risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

●	delays in completing the Coflex/CoFix Transaction and the Paradigm Transaction within the expected time period and the risk that the Transactions may not be completed at all, including without limitation if the Buyer is unable to obtain sufficient financing to fund the Transactions, or other intervening events;
●	diversion of management’s attention to complete the Transactions and from our existing core business;
●	potential loss of key Company employees, suppliers, customers, distributors, and independent sales agents or other adverse effects on our existing business relationships with suppliers, customers, distributors and independent sales agents as a result of the public announcement of and/or completion of the Transactions;
25

●	adverse impact on our business, financial condition and operating results if the Transactions are not completed, or if completed, do not achieve the anticipated effects, revenue, earnings, cost or revenue savings, or other financial results projected in our post-Transactions valuation models, or delays in the realization thereof;
●	other disruption to our existing operations and business;
●	the incurrence of more transaction costs than initially anticipated, which would reduce our net proceeds from the Transactions, if completed;
●	in the event the Transactions are completed, the failure of the Buyer to pay off the $8.2 million promissory note to be issued to us at the closing of the Coflex/CoFix Transaction;
●	in the event the Transactions are not completed and the Agreements are terminated, the adverse impact of such termination on our business, including in particular our Coflex/CoFix Business and international hardware business;
●	inaccurate assessment of unanticipated costs and liabilities associated with the Transactions, including potential litigation and adverse tax consequences;
●	incorrect accounting treatment of or estimates made in the accounts for the Transactions; and
●	other factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 6, 2025, and subsequent SEC filings by the Company, including without limitation this Quarterly Report on Form 10-Q.

Nantahala owns a significant percentage of our common stock and is able to exert significant control over matters subject to stockholder approval, preventing other stockholders and new investors from influencing significant corporate decisions.

Nantahala owns approximately 49.1% of our outstanding common stock. Because of its significant stock ownership, Nantahala has the ability to exert substantial influence over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation, bylaws, election and removal of directors, and approval of any significant corporate actions, including any merger, consolidation, or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock. The interests of Nantahala may not be aligned with the interests of our other stockholders. For example, Nantahala may have an interest in pursuing a sale of our Company, acquisitions, divestitures and other transactions or not pursuing such transactions that, in its judgment, could provide Nantahala liquidity or enhance or reduce its investment, even though such transactions might involve risks to us and our other stockholders. This concentration of voting control could deprive our other stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The sale or availability for sale of substantial amounts of our common stock, or the perception that such sales could occur at any time, could adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. We cannot predict what effect, if any, market sales of shares of our common stock held by our stockholders or the availability of the shares for future resale will have on the market price of our common stock, although it is likely that such sales would have a material adverse impact on the trading price of our common stock, especially given the low trading volume and low public float of our common stock. If the trading price of our common stock decreases to levels viewed to be abnormally low and no longer suitable for listing under the NYSE American’s listing standards, the NYSE American likely would commence delisting proceedings and immediately suspend trading in our common stock.

item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4.	MINE SAFETY DISCLOSURES

Not applicable.

item 5.	OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

item 6.	EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1*	Asset Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Surgalign SPV, Inc., and Companion Spine, LLC, or its Affiliate designee (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

2.2*

Equity Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Paradigm Spine GmbH, and Companion Spine, LLC (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Registration Rights Agreement, dated as of April 10, 2025, among Xtant Medical Holdings, Inc. and each of the several purchasers signatory thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

10.2	Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of April 9, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

10.3

Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of April 9, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

10.4*	Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of July 7, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

10.5*	Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of July 7, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

_____________________

*	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 12, 2025	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

