Form 10-Q
period 2025-09-30
Xtant Medical Holdings, Inc.
filed 2025-11-10
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of common stock, par value $0.000001 per share, of registrant outstanding at November 7, 2025: 140,004,240.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

September 30, 2025

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including without limitation those described below:

●	our ability to increase revenue and improve our gross margins, our operating expenses as a percentage of revenue, and obtain and sustain profitability;

●	our ability to execute our strategic priorities and become operationally self-sustaining by controlling our supply chain, especially with respect to stem cells, and becoming less reliant on production and manufacturing of our products outside of our control, which we believe will allow us to be a larger and more diverse producer of biologics;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue and scale and risks associated with such growth and process improvement initiatives;

●	the sale of certain assets relating to our Coflex and CoFix products and our international hardware business to Companion Spine, LLC, the effect of this pending transaction on the sale of Coflex and CoFix products and our international business and the possibility that the transaction may not occur on a timely basis or at all;

●	the effect of a global economic slowdown, the prospects for recession, tariffs, inflation, rising interest rates, and supply chain disruptions on our business, operating results and financial position, which, among other effects, could result in delayed product launches, lost revenue, higher costs, decreased profit margins and other adverse effects on our business and operating results;

●	our dependence on and ability to retain and recruit independent sales agents and distributors with appropriate expertise and motivate and incentivize them to engage with customers and sell our products, including in particular our dependence on key independent agents for a significant portion of our revenue;

●	the ability of our sales personnel, including our independent sales agents and distributors, to achieve expected results;

●	our ability to leverage sales under our license agreements and meet manufacturing requirements for certain of our products under certain manufacturing and license agreements;

●	our ability to innovate, develop, introduce, market and license new products and technologies and the success of such new products and technologies, including our recently launched CollagenX™, a bovine collagen particulate product for surgical wound closure; OsteoFactor ProTM, allogenic growth factor solution and Trivium™;

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins, and the possibility that we may become more in the OEM business;

●	risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, current and future wars, related sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other potential conflicts;

ii

●	our ability to operate in international markets and effectively manage our international subsidiaries, which require management attention and financial resources;

●	our ability to navigate manufacturing challenges related to the production of biologics products and recover from our prior stem cell shortage and our ability to win back stem cell customers and achieve future stem cell revenue as anticipated;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	the effect of labor and staffing shortages at hospitals and other medical facilities on the number of elective procedures in which our products are used and as a result our revenues, as well as global and local labor shortages and loss of personnel, which have adversely affected and may continue to adversely affect our ability to produce product to meet demand;

●	our ability to remain competitive;

●	our ability to integrate acquired products with our existing product line and successfully transition our customers from some of our older legacy hardware products to these new products and the anticipated adverse effect of these transitions on our organic revenue growth rate;

●	our reliance on third party suppliers and manufacturers;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	the effect of infectious diseases on our business, operating results and financial condition;

●	the effect of fluctuations in foreign currency exchange rates on our earnings and our foreign currency translation adjustments;

●	risks associated with and the effect of a shift in procedures using our products from hospitals to ambulatory surgical centers, which would put pressure on the price of our products and margins;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	the ability of our clinical trials to demonstrate competent and reliable evidence of the safety and effectiveness of our products;

●	our ability to remain accredited with the American Association of Tissue Banks and continue to obtain a sufficient number of donor cadavers and placentas for our biologics products;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products;

●	our ability to attract, retain and engage qualified technical, sales and processing personnel and members of our management team, especially in light of a tight labor market and increasing cost of living in and around the Belgrade, Montana area;

●	our expectations regarding operating trends, future financial performance and expense management and our estimates of our future revenue, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities;

iii

●	our ability to generate revenue from our recent license agreements, license certain of our intellectual property on commercially reasonable terms and maintain our intellectual property licenses;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others;

●	the potential impacts of the ownership of a significant percentage of our common stock by Nantahala Capital Management, LLC and the potential impact of future sales of our common stock by Nantahala or other investors, or the perception that such sales may occur, on the market price of our common stock;

●	our ability to maintain sufficient liquidity to continue to meet the financial covenants under our credit agreements and to continue to fund our operations and our ability to obtain financing on reasonable terms when needed and the effect of such additional financing on our business, results of operations, financial condition and stockholders;

●	our ability to service our debt and comply with the covenants in our credit agreements and the effect of our significant indebtedness on our business, results of operations, financial condition and prospects;

●	our ability to maintain our stock listing on the NYSE American Exchange.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and this Form 10-Q, as well as our subsequent Securities and Exchange Commission (“SEC”) filings.

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

iv

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,400	$6,199
Restricted cash	241	22
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $2,025 and $1,437, respectively	25,517	20,660
Inventories	40,714	38,634
Prepaid and other current assets	1,458	1,601
Total current assets	78,330	67,116
Property and equipment, net	10,009	10,131
Right-of-use asset, net	3,619	829
Goodwill	7,302	7,302
Intangible assets, net	7,060	8,356
Other assets	1	103
Total Assets	$106,321	$93,837

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,856	$7,918
Accrued liabilities	11,535	7,771
Advances from pending sale of Coflex/CoFix assets and international hardware business	5,000	—
Current portion of lease liability	760	703
Current portion of finance lease obligations	44	69
Line of credit	11,308	12,120
Total current liabilities	35,503	28,581
Long-term Liabilities:
Lease liability, less current portion	2,949	166
Finance lease obligation, less current portion	22	47
Long-term debt, plus premium and less issuance costs	17,404	22,038
Other liabilities	60	42
Total Liabilities	55,938	50,874
Commitments and Contingencies (note 13)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 140,004,240 shares issued and outstanding as of September 30, 2025 and 139,045,664 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	304,787	302,738
Accumulated other comprehensive income (loss)	139	(316)
Accumulated deficit	(254,543)	(259,459)
Total Stockholders’ Equity	50,383	42,963
Total Liabilities & Stockholders’ Equity	$106,321	$93,837

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product revenue	$27,772	$27,937	$87,492	$85,754
License revenue	5,483	—	14,078	—
Total Revenue	33,255	27,937	101,570	85,754

Cost of Sales	11,263	11,630	35,051	33,562
Gross Profit	21,992	16,307	66,519	52,192

Operating Expenses
General and administrative	7,071	7,493	22,082	22,991
Sales and marketing	11,746	11,890	34,566	37,530
Research and development	634	701	1,643	1,863
Total Operating Expenses	19,451	20,084	58,291	62,384

Income (Loss) from Operations	2,541	(3,777)	8,228	(10,192)

Other (Expense) Income
Interest expense	(904)	(1,199)	(2,953)	(3,026)
Unrealized foreign currency translation (loss) gain	(56)	27	146	106
Other expense	(16)	(13)	(18)	(6)
Total Other Expense	(976)	(1,185)	(2,825)	(2,926)

Net Income (Loss) from Operations Before Provision for Income Taxes	1,565	(4,962)	5,403	(13,118)

Provision for Income Taxes Current and Deferred	(257)	(62)	(487)	(166)
Net Income (Loss)	$1,308	$(5,024)	$4,916	$(13,284)

Net Income (Loss) Per Share:
Basic	$0.01	$(0.04)	$0.04	$(0.10)
Dilutive	$0.01	$(0.04)	$0.03	$(0.10)

Shares used in the computation:
Basic	139,712,969	135,100,233	139,366,489	131,881,302
Dilutive	150,377,234	135,100,233	149,912,292	131,881,302

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)	$1,308	$(5,024)	$4,916	$(13,284)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(13)	229	455	25
Comprehensive Income (Loss)	$1,295	$(4,795)	$5,371	$(13,259)

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349
Common stock issued upon settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(7,986)	—	(17)	—	—	(17)
Stock-based compensation	—	—	910	—	—	910
Foreign currency translation adjustment	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(4,400)	(4,400)
Balance at March 31, 2024	130,216,541	—	295,223	(133)	(247,410)	47,680

Common stock issued upon settlement of restricted stock units	97,831	—	—	—	—	—
Stock-based compensation	—	—	1,228	—	—	1,228
Foreign currency translation adjustment	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(3,861)	(3,861)
Balance at June 30, 2024	130,314,372	$—	$296,451	$(175)	$(251,271)	$45,005

Private placement of common stock, net of issuance costs of $191	7,812,500	—	4,456	—	—	4,456
Exercise of stock options	19,858	—	13	—	—	13
Common stock issued upon settlement of restricted stock units	689,977	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(155,833)	—	(93)	—	—	(93)
Stock-based compensation	—	—	1,139	—	—	1,139
Foreign currency translation adjustment	—	—	—	229	—	229
Net loss	—	—	—	—	(5,024)	(5,024)
Balance at September 30, 2024	138,680,874	—	301,966	54	(256,295)	45,725

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	139,045,664	$—	$302,738	$(316)	$(259,459)	$42,963
Common stock issued upon settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(7,986)	—	(9)	—	—	(9)
Stock-based compensation	—	—	758	—	—	758
Foreign currency translation adjustment	—	—	—	107	—	107
Net income	—	—	—	—	58	58
Balance at March 31, 2025	139,082,174	—	303,487	(209)	(259,401)	43,877

Common stock issued upon settlement of restricted stock units	342,128	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(108,580)	—	(52)	—	—	(52)
Stock-based compensation	—	—	766	—	—	766
Foreign currency translation adjustment	—	—	—	361	—	361
Net income	—	—	—	—	3,550	3,550
Balance at June 30, 2025	139,315,722	—	304,201	152	(255,851)	48,502

Common stock issued upon settlement of restricted stock units	768,196	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(79,678)	—	(55)	—	—	(55)
Stock-based compensation	—	—	641	—	—	641
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Net income	—	—	—	—	1,308	1,308
Balance at September 30, 2025	140,004,240	—	304,787	139	(254,543)	50,383

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$4,916	$(13,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,404	3,076
Gain on disposal of fixed assets	(16)	(182)
Non-cash interest	415	369
Stock-based compensation	2,165	3,277
Provision for expected credit losses	568	330
Provision for excess and obsolete inventory	1,318	695
Other	68	(1)

Changes in operating assets and liabilities:
Accounts receivable	(5,639)	(128)
Inventories	(2,789)	(5,657)
Prepaid and other assets	314	(503)
Accounts payable	(1,279)	1,290
Accrued liabilities	3,721	(1,843)
Net cash provided by (used in) operating activities	7,166	(12,561)

Investing activities:
Purchases of property and equipment	(1,987)	(3,441)
Proceeds from sale of fixed assets	206	278
Advances from pending sale of Coflex/CoFix assets and international hardware business	5,000	—
Net cash provided by (used in) investing activities	3,219	(3,163)

Financing activities:
Payments on financing leases	(51)	(49)
Borrowings on line of credit	77,573	86,315
Repayments on line of credit	(78,385)	(78,050)
Payments on long-term debt	(5,000)	—
Proceeds from private placement, net of cash issuance costs	—	4,456
Proceeds from issuance of long-term debt	—	5,000
Debt issuance costs	(49)	(648)
Proceeds from the exercise of stock-based compensation	—	13
Payments of taxes from withholding of common stock on settlement of restricted stock units	(116)	(110)
Net cash (used in) provided by financing activities	(6,028)	16,927

Effect of exchange rate changes on cash and cash equivalents and restricted cash	63	(40)

Net change in cash and cash equivalents and restricted cash	4,420	1,163
Cash and cash equivalents and restricted cash at beginning of period	6,221	5,923
Cash and cash equivalents and restricted cash at end of period	$10,641	$7,086

Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$10,400	$6,596
Restricted cash	241	490
Total cash and restricted cash reported in condensed consolidated balance sheets	$10,641	$7,086

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

Cash and cash equivalents classified as restricted cash on the Company’s condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The September 30, 2025 and December 31, 2024 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against the Company’s line of credit the next business day.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and nine months ended September 30, 2025 and 2024.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and nine months ended September 30, 2025 and 2024.

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

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, accounts payable, accrued liabilities, and long-term debt, approximate their fair values based on terms and related interest rates as of September 30, 2025 and December 31, 2024.

(2) Pending Sale of Coflex/CoFix Assets and International Hardware Business

On July 7, 2025, the Company, and Surgalign SPV, Inc., a wholly owned subsidiary of the Company (together with the Company, the “Seller”), entered into an Asset Purchase Agreement (the “Coflex/CoFix Agreement”) with Companion Spine, LLC, a company to whom the Company has sold certain of its Coflex and CoFix products from time to time in the ordinary course of business (“Companion”), or its affiliate designee (together with Companion, the “Buyer”). Pursuant to and subject to the terms and conditions of the Coflex/CoFix Agreement, the Seller agreed to sell and assign to the Buyer certain assets relating to the Seller’s Coflex and CoFix products in the United States (the “Coflex/CoFix Business” and such assets, the “Coflex/CoFix Assets” ) and the Buyer agreed to assume certain liabilities in connection therewith (such transaction, the “Coflex/CoFix Transaction”) for a total purchase price of $17.5 million, subject to a closing inventory valuation adjustment set forth in the Coflex/CoFix Agreement (the “Coflex/CoFix Purchase Price”). Concurrently with the execution and delivery of the Coflex/CoFix Agreement, $2.5 million of the Coflex/CoFix Purchase Price was paid to the Seller as a cash deposit that is non-refundable, except in the event the Coflex/CoFix Agreement is terminated by the Buyer due to certain breaches by Seller under the Coflex/CoFix Agreement. Completion of the Coflex/CoFix Transaction is subject to the Buyer obtaining financing. Under the Coflex/CoFix Agreement, the Buyer had the ability to pay the Seller up to two additional $2.5 million cash deposits in the event the Buyer required additional time to obtain financing. On each of September 4, 2025 and November 3, 2025, pursuant to the terms of the Coflex/CoFix Agreement, the Buyer paid the Seller an additional $2.5 million cash deposit to provide additional time for the Buyer to obtain financing. If the Buyer obtains financing and the closing of the Coflex/CoFix Transaction occurs, the remaining balance of the Coflex/CoFix Purchase Price will be required to be paid by the Seller to the Company at the closing and will consist of a cash payment of $1.8 million and a $8.2 million unsecured promissory note to be issued by the Buyer to the Seller. The promissory note will mature on December 31, 2025.

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

The completion of the Transactions is expected to occur in the fourth quarter of 2025, although no assurance can be provided that the Seller will obtain financing to fund the Transactions, that the closings will not be delayed or that the closings will occur. The closing of each of the Transactions is contingent on the other closing at the same time. The Agreements contain certain termination rights for the respective parties, including the right to terminate the Coflex/CoFix Agreement and Paradigm Agreement if the Coflex/CoFix Transaction or Paradigm Transaction, respectively, is not consummated by December 31, 2025.

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

In addition, on July 7, 2025, the Company and certain of its subsidiaries entered into a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Limited Consent”) with MidCap Financial Trust and a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Limited Consent” and together with the Term Loan Limited Consent, the “Limited Consent Agreements”) with MidCap Funding IV Trust (collectively, with MidCap Financial Trust, “MidCap”). Under the Limited Consent Agreements, MidCap agreed, subject to the terms and conditions set forth in the Limited Consent Agreements, to, among other things, consent to the Company entering into the Coflex/CoFix Agreement and Paradigm Agreement and the consummation of the Transactions in accordance with the terms and subject to the conditions set forth therein, including the prepayment in accordance with the Term Loan Credit Agreement of $9.6 million to MidCap from the proceeds of the transactions contemplated by the Coflex/CoFix Agreement and Paradigm Agreement, $7.5 million of which has been already prepaid from the $7.5 million in non-refundable deposits previously paid to the Company.

The Company determined that the pending Transactions do not meet the criteria for classification as held for sale or discontinued operations for accounting purposes. As a result, all historical operating results for the Coflex/CoFix assets and international hardware business are reflected within the consolidated statements of operations in the condensed consolidated financial statements.

With respect to the cash deposits received by the Company in connection with the pending Coflex/CoFix Transaction which are non-refundable, except in the event the Coflex/CoFix Agreement is terminated by the Buyer due to certain breaches by Seller under the Coflex/CoFix Agreement, they are reflected in the “Advances from pending sale of Coflex/CoFix assets and international hardware business” line item on the condensed consolidated balance sheet as of September 30, 2025.

(3) Revenue

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

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer. At September 30, 2025, $0.6 million was included in revenue for products that had not shipped. Occasionally the Company will receive consideration in advance of transferring products to its customers and records a contract liability. Contract liabilities are recognized as revenue in proportion to when control of the goods is transferred to the customer.

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

Revenues from sales-based royalties promised in exchange for a license of IP are recognized at the later of when the underlying sale occurs or the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied.

The Company has a license agreement which grants an exclusive, nontransferable, non-sublicensable, royalty-bearing right to manufacture and commercialize one of our products in the United States. The Company concluded this represented one performance obligation of transferring the IP rights to manufacture and commercialize the product. This was determined to be functional IP. The transaction price includes an upfront non-refundable fee of $1.5 million, as well as quarterly royalty payments based on the volume of product sold, subject to guaranteed quarterly minimums, which aggregate to $3.75 million during 2025. Variable consideration is included in the transaction price only to the extent significant reversal of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating variable consideration for the performance obligation identified in the contract. This judgment involves assessing factors outside of our influence, including the accessibility of the licensed products to certain reimbursement codes determined by regulatory authorities. Accordingly, the guaranteed quarterly minimums past the third quarter of 2025 were considered constrained and, therefore, not recognized when the performance obligation was satisfied as it was not probable as of September 30, 2025 that there would not be a significant reversal of cumulative revenue due to uncertainty with a Centers for Medicare & Medicaid Services (“CMS”) policy change and language in the license agreement. On April 12, 2025, CMS announced that the effective date of the local coverage determination, which determines the eligibility of the reimbursement code contained in the license agreement, had been deferred until January 2026. However, additional policy changes by CMS, or other government organizations, may further restrict reimbursement such that all quarterly minimums will not be recognized prior to commencement of the local coverage determination.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	September 30, 2025	Total Revenue	September 30, 2024	Total Revenue
Orthobiologics	$17,149	52%	$16,579	59%
Spinal implant	10,623	32%	11,358	41%
License revenue	5,483	16%	—	—%
Total revenue	$33,255	100%	$27,937	100%

	Nine Months Ended	Percentage of	Nine Months Ended	Percentage of
	September 30, 2025	Total Revenue	September 30, 2024	Total Revenue
Orthobiologics	$54,593	54%	$48,123	56%
Spinal implant	32,899	32%	37,631	44%
License revenue	14,078	14%	—	—%
Total revenue	$101,570	100%	$85,754	100%

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

(5) Inventories

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$5,601	$6,622
Work in process	4,535	2,812
Finished goods	30,578	29,200
Total	$40,714	$38,634

(6) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$7,353	$7,239
Computer equipment	1,321	1,254
Computer software	361	361
Leasehold improvements	4,454	4,356
Surgical instruments	17,660	15,798
Assets not yet in service	720	960
Total cost	31,869	29,968
Less: accumulated depreciation	(21,860)	(19,837)
Property and equipment, net	$10,009	$10,131

Depreciation expense related to property and equipment, including property under finance leases, was $0.7 million for both the three months ended September 30, 2025 and 2024, and $2.1 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.

(7) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

September 30, 2025:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(1,155)	$1,622
Customer List	6 years	8,000	(3,445)	4,555
Tradenames	10 years	1,190	(307)	883
		$11,967	$(4,907)	$7,060

December 31, 2024:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(948)	$1,829
Customer List	6 years	8,000	(2,445)	5,555
Tradenames	10 years	1,190	(218)	972
		$11,967	$(3,611)	$8,356

Amortization expense was $0.4 million for both the three months ended September 30, 2025 and 2024, and $1.3 million for both the nine months ended September 30, 2025 and 2024.

(8) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash compensation/commissions payable	$7,537	$5,565
Other accrued liabilities	3,998	2,206
Accrued liabilities	$11,535	$7,771

(9) Debt

Long-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Amounts due under the term loan	$17,000	$22,000
Accrued end-of-term payments	734	465
Less: unamortized debt issuance costs	(330)	(427)
Long-term debt, less issuance costs	$17,404	$22,038

The effective rate of the term loan, inclusive of amortization of debt issuance costs and accretion of the final payment, was 13.18% as of September 30, 2025. The effective rate of the revolving line of credit was 8.89% as of September 30, 2025. As of September 30, 2025, the Company had $5.7 million available under its revolving line of credit.

The credit agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of certain subsidiaries of the Company, as borrowers (the “Borrowers”), subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, undergo a change in control, and change the nature of their businesses. On April 9, 2025, the credit agreements were amended to increase the common stock ownership threshold that triggers a change in control from 40% to 49.9% to accommodate the sale of common stock from funds affiliated with OrbiMed Advisors LLC to Nantahala Capital Management, LLC. In addition, on July 7, 2025, the Company and certain of its subsidiaries entered into the Term Loan Limited Consent and Revolving Loan Limited Consent with MidCap under which MidCap agreed, subject to the terms and conditions set forth therein, to, among other things, consent to the Company entering into the Coflex/CoFix Agreement and Paradigm Agreement and the consummation of the Transactions in accordance with the terms and subject to the conditions set forth therein, including the prepayment in accordance with the Term Loan Credit Agreement of $9.6 million to MidCap from the proceeds of the transactions contemplated by the Coflex/CoFix Agreement and Paradigm Agreement, $7.5 million of which has been already prepaid from the $7.5 million in non-refundable deposits previously paid to the Company, $5.0 million of which was repaid as of September 30, 2025. See Note 2, “Pending Sale of Coflex/CoFix Assets and International Hardware Business.” In addition, the credit agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the credit agreements. As of September 30, 2025, the Company was in compliance with all covenants under the credit agreements.

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

(10) Stock-Based Compensation

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

Total stock-based compensation expense recognized for employees and directors was $0.6 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively, and was recognized as general and administrative expense.

Stock Options

Stock option activity, including options granted under the 2023 Plan and the 2018 Plan, was as follows for the nine months ended September 30, 2025 and 2024:

	2025			2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	3,925,403	1.29		4,875,828	$1.31
Granted	—	—		—	—
Exercised	—	—		(19,858)	0.64
Cancelled or expired	(164,931)	1.19		(397,032)	$1.16
Outstanding at September 30	3,760,472	1.30	6.11	4,458,938	$1.32	6.6
Exercisable at September 30	3,006,140	1.34	5.77	2,279,049	$1.41	5.9

As of September 30, 2025, there was approximately $0.6 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.8 years.

Deferred Stock Units and Restricted Stock Units

Deferred stock unit and restricted stock unit activity for awards granted under the 2023 Plan and the 2018 Plan was as follows for the nine months ended September 30, 2025 and 2024:

	2025		2024
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	5,455,472	$0.90	3,524,675	$1.07
Granted	100,000	0.62	4,195,363	$0.84
Vested	(1,154,820)	0.67	(1,482,056)	$1.08
Cancelled	(80,116)	0.98	(675,820)	$0.90
Outstanding at September 30	4,320,536	$0.96	5,562,162	$0.91

Total compensation expense related to unvested deferred stock units and restricted stock units not yet recognized was $2.0 million as of September 30, 2025, which is expected to be allocated to expenses over a weighted-average period of 2.4 years.

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

There was no change in shares outstanding for PSU awards granted under the 2023 Plan during the three and nine months ended September 30, 2025.

The total compensation cost related to unvested PSUs was $1.2 million as of September 30, 2025, which expense is expected to be allocated to expenses over a weighted-average period of 1.4 years.

(11) Warrants

As of September 30, 2025 and December 31, 2024, there were outstanding and exercisable warrants to purchase an aggregate of 12,237,470 shares of our common stock at a weighted average exercise price of $1.53 per share, with a weighted average remaining contractual term of 1.0 years and 1.8 years, respectively.

(12) Related Party Transactions

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

(13) Commitments and Contingencies

Operating Leases

We currently lease various office facilities and equipment. These leases are under non-cancelable operating lease agreements with expiration dates from 2026 to 2030. We have the option to extend certain leases to five or ten-year term(s) and we have the right of first refusal on any sale.

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

As of September 30, 2025, the weighted-average remaining lease term was 4.8 years. Lease expense related to operating leases was $0.9 million for the nine months ended September 30, 2025. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, during the period ended September 30, 2025, the Company estimates the weighted-average discount rate for its operating leases to be between 10.93% and 12.46% to discount future cash flows to present value based on the incremental borrowing rate.

Future minimum payments as of September 30, 2025 under these long-term operating leases are as follows (in thousands):

Remainder of 2025	$305
2026	1,035
2027	925
2028	893
2029	874
Thereafter	689
Total future minimum lease payments	4,721
Less: amount representing interest	(1,012)
Present value of obligations under operating leases	3,709
Less: current portion	(760)
Long-term operating lease obligations	$2,949

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

(14) Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax expense from continuing operations	$257	$62	$487	$166
Income (loss) from continuing operations before income taxes	$1,565	$(4,962)	$5,403	$(13,118)
Effective income tax rate	16.4%	-1.2%	9.0%	-1.3%

Our effective tax rate for the three and nine months ended September 30, 2025 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

Our effective tax rate for the three and nine months ended September 30, 2024 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

As of September 30, 2025, the Company is not currently under examination by tax authorities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA did not have a material impact on the tax rate and has been included in the Company’s condensed consolidated financial statements beginning with the three months ended September 30, 2025.

(15) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net income (loss) per share was the same as basic net income (loss) per share for the three and nine months ended September 30, 2024, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net loss incurred for those periods.

The table below sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$1,308	$(5,024)	$4,916	$(13,284)
Denominator:
Basic – weighted average shares outstanding	139,712,969	135,100,233	139,366,489	131,881,302
Effect of dilutive securities:
Employee restricted stock units and deferred stock units	5,412,153	—	5,293,691	—
Warrants	5,252,112	—	5,252,112	—
Diluted – weighted average shares outstanding	150,377,234	135,100,233	149,912,292	131,881,302
Basic earnings (loss) per share	0.01	(0.04)	0.04	(0.10)
Diluted earnings (loss) per share	0.01	(0.04)	0.03	(0.10)

For the three months ended September 30, 2025 and 2024, an aggregate of 11,294,922 and 23,969,346 stock options, restricted stock units, deferred stock units and warrants were excluded for the diluted earnings (loss) per share calculation as they were anti-dilutive. For the nine months ended September 30, 2025 and 2024, an aggregate of 11,413,384 and 23,969,346 stock options, restricted stock units, deferred stock units and warrants were excluded for the diluted earnings (loss) per share calculation as they were anti-dilutive.

(16) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid during the period for:
Interest	$2,538	$2,657
Non-cash activities:
Increase in right of use assets and lease liability	$3,219	$—

(17) Segment and Geographic Information

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

The table below provides the calculation of consolidated net income (loss), which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$33,255	$27,937	$101,570	$85,754
Less cost of sales	11,263	11,630	35,051	33,562
Gross Profit	21,992	16,307	66,519	52,192
Gross Margin	66.1%	58.4%	65.5%	60.9%
Less:
General and administrative	7,071	7,493	22,082	22,991
Sales and marketing	11,746	11,890	34,566	37,530
Research and development	634	701	1,643	1,863
Interest expense	904	1,199	2,953	3,026
Unrealized foreign currency translation loss (gain)	56	(27)	(146)	(106)
Other expense	16	13	18	6
Provision for income taxes	257	62	487	166
Net Income (Loss)	$1,308	$(5,024)	$4,916	$(13,284)

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 91% of revenue was in the United States for both the three months ended September 30, 2025 and 2024, and 91% of revenue was in the United States for both the nine months ended September 30, 2025 and 2024. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
United States	$30,312	$25,342
Rest of world	2,943	2,595
Total revenue	$33,255	$27,937

	Nine Months Ended September 30,
	2025	2024
United States	$92,561	$76,752
Rest of world	9,009	9,002
Total revenue	$101,570	$85,754

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

We have an extensive sales channel of independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network hospitals (“IDNs”) and through group purchasing organizations (“GPOs”). We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is the United States market, we promote and sell our products internationally through direct sales representatives and stocking distribution partners in Europe, Canada, Mexico, South America, Australia, and certain Pacific region countries. We have recently made and intend to continue to make measured investments in the expansion of our commercial team to support our new products and maximize the reach of our broad portfolio of orthobiologics solutions.

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products, including our recently launched CollagenX™, a bovine collagen particulate product for surgical wound closure; OsteoFactor ProTM, allogenic growth factor solution and Trivium™, a next-generation demineralized bone matrix, in addition to our introductions last year: Cortera® Posterior Fixation System, viable bone matrix, OsteoVive® Plus, and amniotic membrane allografts, SimpliGraft™ and SimpliMax™; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

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

During the first quarter of 2025, we entered into a manufacture and license agreement with a distributor pursuant to which we agreed to manufacture and supply to the distributor our SimpliGraft® product under the distributor’s name and brand in exchange for a one-time $1.5 million cash payment and minimum SimpliGraft® product purchase obligations of the distributor. During the fourth quarter of 2024, we entered into a license agreement with a distributor granting an exclusive right and license to manufacture and commercialize in the United States our SimpliMax™ product in exchange for a one-time $1.5 million cash payment and minimum quarterly royalty payments based on the volume of product sold by the distributor. The Centers for Medicare and Medicaid Services (“CMS”) issued a Local Coverage Determination implementing significant changes to reimbursement for cellular and tissue-based products, which would impact our SimpliMax™ and SimpliGraft® products and constitute a CMS Policy Change under these license agreements, which changes were initially intended to become effective in February 2025 but were delayed to April 2025 and then again delayed to January 1, 2026. On July 14 and 15, 2025, CMS released the CY 2026 Physician Fee Schedule (“PFS”) proposal and the CY 2026 Hospital Outpatient Prospective Payment System (“OPPS”) proposal. Under these proposed rules, which are scheduled for implementation on January 1, 2026, CMS is calling for a consistent payment approach for skin substitutes across the private office and hospital outpatient departments settings with a fixed price of $125.38 per square centimeter. The comment period for the PFS and OPPS proposals concluded in mid-September 2025, and it is anticipated that CMS will publish its final rules for reimbursement in these care settings in November 2025. Together with the Local Coverage Determinations and the recently announced Wasteful and Inappropriate Service Reduction model, there are several significant potential changes to reimbursement of skin substitutes that could begin impacting the industry and the Company when the final rules become effective on January 1, 2026. Because of these regulatory changes, it is possible that these license agreements may be terminated, adversely affecting our future license revenue.

With respect to recently enacted or to be effective tariffs announced by the current U.S. Presidential administration, we do not anticipate the effect on our business will be material based on tariffs currently in place.

Pending Sale of Coflex/CoFix Assets and International Hardware Business

As previously disclosed, on July 7, 2025, we entered into an Asset Purchase Agreement (the “Coflex/CoFix Agreement”) with Companion Spine, LLC, a company to whom we have sold certain of our Coflex and CoFix products from time to time in the ordinary course of business (“Companion”), or its affiliate designee (together with Companion, the “Buyer”). Pursuant to and subject to the terms and conditions of the Coflex/CoFix Agreement, we agreed to sell and assign to the Buyer certain assets relating to our Coflex and CoFix products in the United States (the “Coflex/CoFix Business” and such assets, the “Coflex/CoFix Assets” ) and the Buyer agreed to assume certain liabilities in connection therewith (such transaction, the “Coflex/CoFix Transaction”) for a total purchase price of $17.5 million, subject to a closing inventory valuation adjustment set forth in the Coflex/CoFix Agreement (the “Coflex/CoFix Purchase Price”). Concurrently with the execution and delivery of the Coflex/CoFix Agreement, $2.5 million of the Coflex/CoFix Purchase Price was paid to us as a cash deposit that is non-refundable, except in the event the Coflex/CoFix Agreement is terminated by the Buyer due to certain breaches by us under the Coflex/CoFix Agreement. Completion of the Coflex/CoFix Transaction is subject to the Buyer obtaining financing. Under the Coflex/CoFix Agreement, the Buyer had the ability to pay us up to two additional $2.5 million cash deposits in the event the Buyer required additional time to obtain financing. On each of September 4, 2025 and November 3, 2025, pursuant to the terms of the Coflex/CoFix Agreement, the Buyer paid us an additional $2.5 million cash deposit to provide additional time for the Buyer to obtain financing. If the Buyer obtains financing and the closing of the Coflex/CoFix Transaction occurs, the remaining balance of the Coflex/CoFix Purchase Price will be required to be paid by the Seller to us at the closing and will consist of a cash payment of $1.8 million and a $8.2 million unsecured promissory note to be issued by the Buyer to us. If issued, the promissory note will mature on December 31, 2025.

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

The completion of the Transactions is expected to occur in the fourth quarter of 2025, although no assurance can be provided that the Seller will obtain financing to fund the Transactions, that the closings will not be delayed or that the closings will occur. The closing of each of the Transactions is contingent on the other closing at the same time. The Agreements contain certain termination rights for the respective parties, including the right to terminate the Coflex/CoFix Agreement and Paradigm Agreement if the Coflex/CoFix Transaction or Paradigm Transaction, respectively, is not consummated by December 31, 2025. If completed, the Transactions will significantly reduce our future revenues.

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

In addition, on July 7, 2025, we entered into a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Limited Consent”) with MidCap Financial Trust and a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Limited Consent” and together with the Term Loan Limited Consent, the “Limited Consent Agreements”) with MidCap Funding IV Trust (collectively, with MidCap Financial Trust, “MidCap”). Under the Limited Consent Agreements, MidCap agreed, subject to the terms and conditions set forth in the Limited Consent Agreements, to, among other things, consent to us entering into the Coflex/CoFix Agreement and Paradigm Agreement and the consummation of the Transactions in accordance with the terms and subject to the conditions set forth therein, including our prepayment in accordance with the Term Loan Credit Agreement of $9.6 million to MidCap from the proceeds of the transactions contemplated by the Coflex/CoFix Agreement and Paradigm Agreement, $7.5 million of which has been prepaid as of the filing of this report from the $7.5 million in non-refundable deposits we have received from the Seller.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and September 30, 2024

Revenue

Total revenue for the three and nine months ended September 30, 2025 was $33.3 million and $101.6 million, respectively, which represents an increase of 19% and 18%, respectively, compared to $27.9 million and $85.8 million for the three and nine months ended September 30, 2024, respectively. These increases are attributed primarily to $5.5 million and $14.1 million of licensing revenue recognized during the three and nine months ended September 30, 2025, respectively, and an increase in orthobiologics sales during the current year periods. These increases were partially offset by decreased hardware revenue in the current year periods.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs, and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory, inventory on consignment that may be missing and not returned, and reserves for estimated missing and damaged consigned surgical instruments. Cost of sales decreased by $0.4 million to $11.3 million for the three months ended September 30, 2025 from $11.6 million for the three months ended September 30, 2024. Cost of sales increased by $1.5 million to $35.1 million for the nine months ended September 30, 2025 from $33.6 million for the nine months ended September 30, 2024. The decrease associated with the three-month comparison was due primarily to reduced product costs resulting from the transition to internal production in the current year period compared to the prior year period. The increase associated with the nine-month comparison was primarily due to greater revenue in the current year period compared to the prior year period, as described above.

Gross Profit

Gross profit as a percentage of revenue increased to 66.1% for the three months ended September 30, 2025 compared to 58.4% for the same period in 2024 and increased to 65.5% for the nine months ended September 30, 2025 compared to 60.9% for the same period in 2024. Of the increase for the three-month comparison, 860 basis points were due to sales mix and greater scale, partially offset by a decrease of 300 basis points due to increased charges for excess and obsolete inventory. Of the increase for the nine-month comparison, 530 basis points were due to sales mix and greater scale, partially offset by a decrease of 180 basis points due to increased charges for excess and obsolete inventory.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and professional fees, as well as occupancy costs. General and administrative expenses decreased 6%, or $0.4 million, to $7.1 million for the three months ended September 30, 2025, compared to $7.5 million for the same period in 2024. General and administrative expenses decreased 4%, or $0.9 million, to $22.1 million for the nine months ended September 30, 2025, compared to $23.0 million for the same period in 2024. The decrease for the three-month comparison is primarily attributable to $0.5 million of reduced stock-based compensation expense and $0.5 million of reduced retention and severance expense, partially offset by additional expense of $0.5 million related to various compensation plans. The decrease for the nine-month comparison is primarily attributable to $1.1 million of reduced stock-based compensation expense and $0.5 million of reduced severance expense, partially offset by additional expense of $0.8 million related to various compensation plans and $0.5 million of additional legal fees associated primarily with the pending Transactions with Companion.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions, personnel costs for sales and marketing employees, costs for trade shows, sales conventions and meetings, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing decreased 1%, or $0.1 million, to $11.7 million for the three months ended September 30, 2025, compared to $11.9 million for the same period in 2024. Sales and marketing expenses decreased 8%, or $3.0 million, to $34.6 million for the nine months ended September 30, 2025, compared to $37.5 million for the same period in 2024. The decrease for the three-month comparison is primarily due to reduced commission expense of $0.7 million resulting from revenue mix, partially offset by $1.0 million of additional consulting fees during the current year period. The decrease for the nine-month comparison is primarily due to reduced commission expense of $3.0 million resulting from revenue mix and $1.6 million of reduced compensation expense related to headcount, partially offset by $2.3 million of additional consulting fees.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies. Research and development expenses were $0.6 million for the three months ended September 30, 2025, compared to $0.7 million for the same period in 2024. Research and development expenses were $1.6 million for the nine months ended September 30, 2025, compared to $1.9 million for the same period in 2024.

Interest Expense

Interest expense consists of interest incurred from our debt instruments and finance leases. Interest expense was $0.9 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, compared to $1.2 million and $3.0 million for the three and nine months ended September 30, 2024.

Provision for Income Taxes Current and Deferred

The increase in income tax expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to an increase in cash state taxes in 2025.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations through primarily operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$10,641	$6,221
Accounts receivable, net	25,517	20,660
Inventories	40,714	38,634
Total current assets	78,330	67,116
Accounts payable	6,856	7,918
Accrued liabilities	11,535	7,771
Line of credit	11,308	12,120
Advances from pending sale of Coflex/CoFix assets and international hardware business	5,000	—
Total current liabilities	33,503	28,581
Net working capital	42,827	38,535

Cash Flows

Net cash provided by operating activities for the first nine months of 2025 was $7.2 million compared to net cash used in operating activities of $12.6 million for the first nine months of 2024. This change relates primarily to net income for the first nine months of 2025 compared to a net loss in the comparable prior year period.

Net cash provided by investing activities for the first nine months of 2025 was $3.2 million compared to net cash used in investing activities of $3.2 million for the first nine months of 2024. This change relates primarily to $5.0 million advances from pending sale of Coflex/CoFix assets and international hardware business in the current year period, partially offset by decreased purchases of property and equipment in the current year period.

Net cash used in financing activities for the first nine months of 2025 was $6.0 million compared to net cash provided by financing activities of $16.9 million for the first nine months of 2024. This change relates primarily to $9.1 million of reduced revolver borrowings, net of repayments, during the current year period compared to the prior year period, $5.0 million additional borrowings during the prior year period, $5.0 million payment on long term debt related to the advances from pending sale of Coflex/CoFix assets and international hardware business in the current year period and an increase of $4.5 million in proceeds from private placements during the prior year period.

Term Loan and Revolving Credit Facilities

The Company, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), are parties to a term loan credit agreement (the “Term Credit Agreement”) and revolving loan credit agreement (the “Revolving Credit Agreement” and together with the Term Loan Credit Agreement, the “Loan Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust, each in its respective capacity as agent, and lenders from time to time party thereto. As of September 30, 2025, $17.0 million was outstanding under the term loan facility under the Term Credit Agreement (the “Term Facility”), reduced from $22.0 million as of June 30, 2025 and December 31, 2204. This reduction was due to prepayments of $5.0 million from non-refundable deposits paid to us by Companion. On November 3, 2025, the outstanding term loan under the Term Facility was further reduced with another prepayment as a result of another $2.5 million non-refundable deposit paid to us by Companion. See Note 2, “Pending Sale of Coflex/CoFix Assets and International Hardware Business” to our condensed consolidated financial statements.

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

The Facilities have a maturity date of March 1, 2029. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of September 30, 2025, the Company had $11.3 million outstanding and $5.7 million of availability under the Revolving Credit Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR Interest Rate, as such term is defined in the Credit Agreements, plus the applicable margin of 6.50% in the case of the Term Credit Agreement, and an applicable margin of 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of September 30, 2025, the effective rate of the Term Credit Agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 13.18%, and the effective rate of the Revolving Credit Agreement was 8.89%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, undergo a change in control and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. As of September 30, 2025, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $10.6 million of cash and cash equivalents as of September 30, 2025, together with our anticipated operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least November 2026. However, we may require or seek additional capital to fund our future operations and business strategy prior to November 2026. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes in our critical accounting estimates for the nine months ended September 30, 2025 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

item 1. legal proceedings

Our legal proceedings are discussed in Note 13, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements in this Form 10-Q.

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

On July 7, 2025, we and certain of our subsidiaries entered into the Coflex/CoFix Agreement and the Paradigm Agreement with Companion pursuant to which we agreed to sell and assign to Companion or its designee certain assets relating to our Coflex and CoFix products and our international hardware business. While the completion of the Transactions is expected to occur in the fourth quarter of 2025, no assurance can be provided that the Transactions will be completed within the anticipated time frame or at all. The closing of each of the Transactions is contingent upon one another and could be delayed or terminated for any reason. In addition, the completion of the Transactions may cause interruption to our business that could have an adverse effect on our operating results and financial condition. The Transactions involve risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

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

Our biologics business is highly dependent on the availability of human donors and placentas. Any disruptions in the availability of donors and placentas due to regulatory changes or otherwise could cause our customers to seek alternative providers or technologies and harm our business and operating results.

Our mission is “to honor the gift of donation, by allowing our patients to live as full, and complete a life as possible.” Accordingly, our biologics business is highly dependent on our ability to obtain donor cadavers and placentas as the raw material for many of our biologics products. The availability of acceptable donors and placentas is relatively limited, and we compete with many other companies for this limited availability. The availability of donors and placentas is impacted by regulatory changes, American Association of Tissue Banks requirements, general public opinion of the donor process and our reputation for our handling of the donor process. This year, the FDA has published draft guidance documents with recommendations to reduce the risk of transmission of disease agents associated with sepsis by human cells, tissues, and tissue-based products (HCT/Ps) and recommendations to reduce the risk of transmission of Mycobacterium tuberculosis (Mtb) by HCT/Ps. These new guidelines, if approved, may further reduce the number of acceptable donors and increase competition for acceptable donors. A disruption in the supply of available donors and placentas could have significant consequences on our ability to meet anticipated demand for our biologics products, which would adversely affect our revenue and other operating results.

item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4. MINE SAFETY DISCLOSURES

Not applicable.

item 5. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

item 6. EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1*	Asset Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Surgalign SPV, Inc., and Companion Spine, LLC, or its Affiliate designee (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

2.2*	Equity Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Paradigm Spine GmbH, and Companion Spine, LLC (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (SEC File No. 001-34591) and incorporated by reference herein).

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.1*	Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of July 7, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

10.2*	Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of July 7, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: November 10, 2025	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

