Form 10-K
period 2025-12-31
Xtant Medical Holdings, Inc.
filed 2026-03-31
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2025 was $45.0 million (based on the closing price of the Company’s common stock on the last business day of the Company’s most recently completed second fiscal quarter, as reported on the NYSE American).

The number of shares of the Company’s common stock, $0.000001 par value, outstanding as of March 25, 2026 was 140,068,260.

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

PART I

Item 1. Business

Overview

Xtant Medical Holdings, Inc. is a global medical technology company focused on the design, development, and commercialization of a comprehensive portfolio of orthobiologics and spinal implant fixation systems to facilitate spinal fusion in complex spine, deformity, and degenerative procedures. Our products are used by orthopedic spine surgeons and neurosurgeons to treat a variety of spinal disorders in the cervical, thoracolumbar, and interbody spine. In addition, Xtant’s biologics are utilized in trauma, foot and ankle, sports medicine, total joint, along with several surgical repair and wound care applications.

We promote our products in the United States through independent distributors and stocking agents, supported by direct employees. We have an extensive sales channel of independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network (“IDN”) hospitals and through group purchasing organizations (“GPOs”). We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is the United States market, we promote and sell our products internationally through stocking distribution partners in Europe, Canada, Mexico, South America, and certain Pacific region countries. We have recently made and intend to continue to make measured and targeted investments in the expansion of our commercial team to support our new products and maximize the reach of our broad portfolio of orthobiologics solutions.

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products, including our recently launched nanOss Strata™, an advanced synthetic bone graft designed to closely resemble natural bone; CollagenX™, a bovine collagen particulate product for surgical wound closure; OsteoFactor ProTM, an allogenic growth factor solution; and Trivium™, a next-generation demineralized bone matrix, in addition to our introductions in 2024: Cortera® Posterior Fixation System, viable bone matrix; OsteoVive® Plus, and amniotic membrane allografts, SimpliGraft™ and SimpliMax™; (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues.

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

As discussed in more detail elsewhere in this report, we recognized $18.7 million in license revenue in 2025 that likely will not repeat in 2026 due primarily to changes in the reimbursement environment for our SimpliMax™ product effective January 1, 2026 and which changes also will adversely affect a portion of our product revenue in 2026. The loss of this license and product revenue will have an adverse impact on our 2026 revenues and other operating results, including in particular, our gross margins.

Sale of Coflex/CoFix Assets and International Hardware Business

On December 1, 2025, we completed the sale of certain assets relating to our Coflex and CoFix products (the “Coflex/CoFix Divestiture”) to Companion Spine, LLC and one of its affiliates, Companion Spine SAS (collectively, “Companion Spine”), pursuant to an Asset Purchase Agreement dated July 7, 2025 (the “Coflex/CoFix Agreement”). The total purchase price of the Coflex/CoFix Divestiture was $17.5 million (subject to a closing inventory valuation adjustment set forth in the Coflex/CoFix Agreement). Of the total purchase price, an aggregate of $7.5 million was paid to us in cash as non-refundable deposits during third and fourth quarters of 2025, $1.8 million was paid to us in cash at the closing, and $8.2 million was paid to us as an unsecured promissory note issued by Companion Spine to us at the closing (the “Companion Spine Note”). Pursuant to subsequent amendments to the Coflex/CoFix Agreement, the maturity date of the Companion Spine Note was extended to January 31, 2026. The outstanding principal balance of the Companion Spine Note, together with the related accrued interest, totaling $8.5 million, was paid to us on February 27, 2026.

Also, on December 1, 2025, we completed the sale of all of our shares of equity securities of Paradigm Spine GmbH, one of our then wholly owned subsidiaries engaged in the operation of our hardware business outside of the United States (“Paradigm”), which constituted 100% of the issued and outstanding shares of equity securities of Paradigm (the “Paradigm Divestiture” and together with the Coflex/CoFix Divestiture, the “Divestitures”), to Companion Spine SAS pursuant to an Equity Purchase Agreement dated July 7, 2025 between us, Paradigm and Companion Spine (the “Paradigm Agreement” and together with the Coflex/CoFix Agreement, the “Divestiture Agreements”). The total purchase price of the Paradigm Divestiture was $3.9 million (the “Paradigm Purchase Price”), $1.7 million of which was paid to us in cash at the closing of the Paradigm Divestiture and $2.2 million of which was paid to us on February 27, 2026 in settlement of the net working capital and other purchase price adjustments.

The aggregate purchase price associated with the two Divestitures was $21.4 million.

Industry and Market Overview

The orthopedic biomaterials market includes organic, inorganic, and synthetic materials designed for implantation or application in or near bone to support healing and structural restoration. These materials are used to facilitate bone growth, augment areas with insufficient bone tissue, and provide structural support during the repair process. Orthopedic biomaterials are commonly used as alternatives to autograft tissue, reducing the need for harvesting bone from a secondary site in the patient.

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

Our Orthobiologics Products

Our primary biomaterial products are described below, and along with other allografts, are used across a range of orthopedic and clinical applications.

●	OsteoSponge is a 100% human demineralized bone matrix (“DBM”) derived from trabecular bone. It provides a natural scaffold for cellular in-growth and exposes bone-forming proteins to support the healing process. Its malleable structure allows it to conform to and fill defects. OsteoSponge’s mechanical and osteoconductive properties make it suitable for a range of orthopedic applications, including spine, neurological, cranio/maxillofacial, trauma, plastic/reconstructive, and other procedures requiring new bone formation.

●	OsteoSelect DBM Putty is a moldable demineralized bone matrix used to fill bony voids. The product is manufactured using a low dose, low temperature gamma sterilization method intended to provide device level sterility while maintaining its validated osteoinductive potential. OsteoSelect DBM Putty is cleared for use as a bone void filler and bone graft substitute in defects not intrinsic to structural stability, including surgically created and traumatic osseous defects, and may be used in the extremities, pelvis, and posterolateral spine.

●	OsteoSelect PLUS DBM Putty combines the cohesive characteristics of OsteoSelect DBM Putty with demineralized cortical chunks. OsteoSelect PLUS is designed to deliver differentiated handling properties and ensure patient safety through validated, terminal sterilization.

●	3Demin is a line of allograft bone products composed of 100% demineralized cortical bone. These allografts are processed to enhance osteoconductivity and retain the osteoinductive potential of human bone. The products exhibit malleable handling characteristics, are provided sterile, and can be hydrated with biocompatible liquids for use in a range of bone grafting applications. 3Demin allografts are most commonly utilized in spinal fusion procedures.

●	OsteoFactor Pro is an allograft that retains a broad spectrum of naturally occurring growth factors present in human bone. Unlike products formulated with a single recombinant or isolated growth factor, OsteoFactor Pro contains multiple proteins and peptides associated with bone formation and remodeling. The product may be used as a stand alone graft or combined with our other allograft scaffolds to enhance the osteoinductive potential of those grafts.

●	OsteoVive Plus is a viable bone allograft produced using a proprietary method designed to preserve native bone components, including growth factors and viable cells. The graft provides osteoconductive, osteoinductive, and osteogenic potential as an alternative to autograft. The inclusion of our PurLoc fiber technology is intended to support excellent handling characteristics.

●	Our nanOss portfolio consists of synthetic bone graft substitutes that incorporate nanocrystalline hydroxyapatite designed to provide an osteoconductive scaffold for new bone formation. These products are available in various configurations that combine the ceramic phase with a porous carrier to support cellular attachment and graft handling. We recently introduced nanOss Strata, an enhanced formulation manufactured from hydroxycarbon apatite intended to improve incorporation with host bone. The nanOss products may be used in a range of orthopedic procedures requiring a synthetic osteoconductive scaffold.

●	FibreX is a demineralized cortical fiber allograft intended to provide an osteoconductive scaffold with osteoinductive potential to support new bone formation. Its elongated fiber structure is designed to promote graft cohesion and conformability when placed into bony defects. The incorporation of our PureLoc technology is intended to enhance handling characteristics and maintain graft integrity during placement. FibreX may be used by clinicians in orthopedic procedures where a moldable, fiber-based allograft scaffold is appropriate.

●	Trivium is a next-generation demineralized cortical fiber allograft that incorporates three key components—elongated demineralized cortical fibers, trabecular cancellous chips, and demineralized bone matrix. This composition creates intertwined structures with interconnected porosity intended to support cellular attachment and tissue ingrowth. Trivium utilizes PureLoc fiber technology to produce consistent, elongated fibers designed to maintain structural integrity and enhance handling during surgical placement. Trivium may be used by clinicians in orthopedic procedures requiring a moldable allograft scaffold.

●	SimpliGraft and SimpliMax are dehydrated, terminally irradiated amniotic membrane allografts available in single and dual-layer configurations. These allograft membranes are intended to function as protective barriers and provide coverage for acute and chronic wounds in surgical and wound care settings. Their structural properties are designed to support a controlled environment for wound management and integration into established clinical workflows.

●	CollagenX is a sterile, single use surgical collagen powder derived from 100% purified bovine Type I collagen and designed for use in the management of surgical and non-surgical wounds. CollagenX forms a soft, conforming barrier that helps maintain a moist wound environment.

We also process and distribute sports allografts prepared for soft-tissue reconstruction applications, milled spinal allografts composed of cortical bone shaped to defined specifications, and traditional allografts used across multiple clinical specialties, including orthopedics, neurology, podiatry, oral and maxillofacial care, genitourinary care, chronic wound care, surgical repair, plastic and reconstructive medicine.

Our Spinal Implant Products

We offer a comprehensive line of products that are used to treat a variety of spinal and sacroiliac conditions, including trauma, degeneration, deformity and tumor, including use of minimally invasive surgery techniques. Some of our key spinal implant product lines include:

Cervical Products

●	The Spider Cervical Plating System consists of simple, single step locking with 3 forms of locking feedback providing confidence in Spider System construct and performance.

●	The Streamline OCT System allows a rigid construct to be created in the occipito-cervico-thoracic spine by offering a broad range of implants. These implants provide the ability to tailor treatment to a specific patient.

●	The CervAlign System is a comprehensive anterior cervical plate system designed to meet the varying clinical needs of surgeons performing anterior cervical discectomy and fusion procedures. The system is designed to accommodate semi-constrained, constrained and hybrid constructs.

Thoracolumbar Products

●	The Axle-X Interspinous Fusion System is an internal fixation device for spinal surgery in the non-cervical spine (T1 − S1 inclusive). It is a minimally invasive, modular interspinous fusion system with angled spikes that allows for adequate L5 − S1 engagement and other variations in patient anatomy. The Axle-X Interspinous Fusion System is designed to provide spinal stability for lumbar fusion procedures, including the treatment of degenerative disc disease, spinal tumors and trauma.

●	The Streamline MIS Spinal Fixation System allows a rigid construct to be created in the thoracolumbar spine via a percutaneous or mini-open approach using cannulated pedicle screws, set screws and rods. The system offers a broad range of implants and instruments, providing the ability to tailor treatment to a specific patient.

●	The Streamline TL Spinal Fixation System allows a rigid construct to be created in the thoracolumbar spine using pedicle screws, set screws, rods and Streamline TL Crosslinks. The system offers a broad range of implants and instruments, providing the ability to tailor treatment to a specific patient.

●	The Cortera Spinal Fixation System is a comprehensive posterior thoracolumbar fixation solution. Featuring innovative implants and multi-functional instrumentation, Cortera provides surgeons with a safe and effective solution that is designed to improve surgical workflow and deliver value when navigating complex procedures.

Sacroiliac Joint Products

●	The Silex Sacroiliac Joint Fusion System is a sacroiliac fixation system which actively compresses across the SI joint. Sacroiliac dysfunction is increasingly recognized as a frequent contributor to chronic low back pain.

Interbody Products

●	Calix is a family of polyetheretherketone, or PEEK, interbody spacers and precision instruments for both cervical and thoracolumbar applications. Calix PC is a frictional titanium plasma-coated PEEK implant that provides additional biomechanical performance and end-plate visualization.

●	The Irix-C Cervical Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and two screws. It is intended for spinal fusion procedures at one level (C3 − T1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	The Irix-A Lumbar Integrated Fusion System consists of an integrated titanium ring, surrounded by an outer PEEK ring and three screws. It is intended for spinal fusion procedures at one or two contiguous levels of the lumbosacral spine (L2 − S1 inclusive) in skeletally mature patients for the treatment of degenerative disc disease.

●	Fortilink is a family of implants used in a variety of fixation procedures. Fortilink implants with TiPlus Technology are manufactured with selective laser melting and are built from implant grade titanium alloy. Open mesh structure and graft windows are designed to allow bone ingrowth and facilitate fusion.

●	Fortilink implants with TETRAfuse 3D Technology maintain bone-like mechanical properties. The unique features of the 3D printed nano-rough surface have been shown to allow bone cells to attach to the implant, increasing the potential for fusion.

●	The Contact ALP (Anterior Lumbar Plate) System provides anterior fixation of the lumbosacral spine (L1-S1) with a focus on efficiency and flexibility. The system uses an integrated expansion screw head locking mechanism that allows the plate to be lagged to the vertebral body while maintaining controlled screw angulation and back out protection.

Sales and Marketing

We distribute our products in the United States through an extensive distribution network of commissioned independent sales agents and stocking agents. As of December 31, 2025, we had over 670 independent sales agents and stocking agents. We also maintain a national accounts program to enable our agents to gain access to IDN hospitals and through GPOs. We have biologics contracts with major GPOs, including Vizient, Premier, and HealthTrust Purchasing Group, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems.

Our international footprint includes distribution partners in Europe, Canada, Mexico, South America, and certain Pacific region countries.

Donor Procurement

Our mission with respect to donor procurement is: “Honoring the gift of donation, by helping our patients live as full, and complete a life as possible.”

In furtherance of our mission, we have agreements with multiple recovery agencies, and we continue to explore options to expand our network for access to donor tissue in anticipation of increased demand for our biologics products.

Competition

There are various public and private organizations that offer both orthobiologics and fixation products to their customers, including our primary competitors Medtronic plc, Johnson and Johnson, Bioventus Inc., Globus Medical, Inc., OrthoFix Medical Inc., Alphatec Holdings, Inc., Highridge Inc., SI-Bone Inc., as well as dozens of privately-owned companies. We also compete with tissue banks that do not offer spinal fixation products, such as AlloSource International, Inc., LifeNet Health, and MTF Biologics.

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

Our policy is to file patent applications in the United States and other countries when we believe it is commercially advantageous to do so. We do not consider our business to be materially dependent upon any individual patent. As of December 31, 2025, our biologics patent portfolio included 46 issued patents that expire between 2028 and 2041, 26 of which are issued U.S. patents. Our fixation portfolio is patent protected globally and includes 201 issued patents that expire between 2026 and 2043, 150 of which are issued U.S. patents, and 5 pending patent applications, 2 of which are U.S. patent applications. We expect that additional patent applications will be filed and prosecuted as inventions are discovered, technological improvements and processes are developed, and specific applications are identified. There can be no assurance that we will be able to obtain final approval of any patents.

Trademarks

We have registered, and continue to seek registration, of trademarks and continuously monitor and aggressively pursue users of names and marks that potentially infringe upon our registered trademarks. We currently own the following registered trademarks: OsteoSponge®, OsteoVive®, OsteoWrap®, OsteoFactor®, OsteoFactor Pro®, BacFast®, OsteoSelect®, OsteoMax®, 3Demin®, Circle of Life®, ARANAX®, ASPECT®, ATRIX-C®, ATRIX-C UNION®, BACJAC®, BACFUSE®, BIGFOOT®, CLARITY®, CONTACT®, CROSS-FUSE®, INTICE®, LAT-FUSE®, MATRIFORM®, NANOSS®, NUNEC®, ORBITALWRAP®, PAC PLATE®, QUANTUM®, SLIMFUSE®, SimpliGraft®, SimpliMax®, SimpliMix®, STREAMLINE®, X-LINK®, XPRESS®, XSPAN®, ZYFIX®, ELEMAX®, UNISON®, FORTILINK®, TETRAFUSE®, CERVALIGN®, NANOSS 3D®, TIPLUS®, FIBREX®, MAXFUSE®, BIOMAX®, CORTERA®, ELEVATE YOUR BONE GRAFT®, and ELEVATED PROCEDURAL SOLUTIONS®. Under the X-spine name, we own the following registered trademarks: SILEX®, IRIX®, CALIX®, H-GRAFT®, SPIDER®, X90®, BUTREX®, FORTEX®, AXLE®, FIXCET®, and XTANT®.

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

License Agreements

During the first quarter of 2025, we entered into a manufacture and license agreement with a distributor pursuant to which we agreed to manufacture and supply to the distributor our SimpliGraft® product under the distributor’s name in exchange for a one-time $1.5 million cash payment and minimum SimpliGraft® product purchase obligations of the distributor. During the fourth quarter of 2024, we entered into a license agreement with a distributor granting an exclusive right and license to manufacture and commercialize in the United States our SimpliMax™ product in exchange for a one-time $1.5 million cash payment and minimum quarterly royalty payments based on the volume of product sold by the distributor. Effective January 1, 2026, the Centers for Medicare & Medicaid Services (“CMS”) implemented a Local Coverage Determination with significant changes to reimbursement for cellular and tissue-based products, which impacted our SimpliMax™ and SimpliGraft® products. In addition, on July 14 and 15, 2025, CMS released the CY 2026 Physician Fee Schedule (“PFS”) proposal and the CY 2026 Hospital Outpatient Prospective Payment System (“OPPS”) proposal. Under these rules, which were implemented on January 1, 2026, CMS instituted a consistent payment approach for skin substitutes across the private office and hospital outpatient departments settings with a fixed price of $127.14 per square centimeter. Together with the Local Coverage Determination and a recently announced Wasteful and Inappropriate Service Reduction model, there are several significant potential changes to reimbursement of skin substitutes that have impacted and will likely continue to impact the industry and the sale of our SimpliMax™ and SimpliGraft® products. Because of these regulatory changes, the SimpliGraft® manufacture and license agreement was terminated effective December 31, 2025 and it is possible that the SimpliMax™ license agreement may be terminated, adversely affecting our 2026 and future license revenue.

Government Regulation

We are International Organization for Standardization (“ISO”) 13485 and MDSAP Certified and registered with the U.S. Food and Drug Administration (“FDA”) as a manufacturer of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”), as well as medical devices. ISO 13485 is the internationally recognized quality management systems (“QMS”) standard specifically designed for organizations involved in the life cycle of medical devices, including design, production, installation, servicing and distribution. Medical Device Single Audit Program (“MDSAP”) is a program that allows a third-party auditor to evaluate a medical device manufacturer’s quality management system to satisfy the requirements of multiple regulatory jurisdictions simultaneously. The program is based on ISO 13485. We are an accredited member in good standing with the Association for Advancing Tissue and Biologics (“AATB”), formerly known as the American Association of Tissue Banks. In addition, we comply with all licensing requirements for distributing HCT/Ps in states with such regulations, including Florida, California, Delaware, Illinois, Louisiana, Maryland, Oregon, and New York. As our industry is highly regulated, we cannot predict the impact of future regulations on our operations or those of our customers.

Our stabilization and fusion products, along with our instrumentation systems, are classified as medical devices and are therefore subject to rigorous regulation by the FDA, as well as by other domestic and international regulatory authorities. These regulations apply to a wide range of activities carried out by Xtant and our suppliers, licensors and partners both now and in the future. These regulated activities include but are not limited to, product design and development, testing, manufacturing, labeling, storage, safety, premarket clearance, advertising and promotion, product marketing, sales and distribution, post-market surveillance and post-market adverse event reporting. All products currently marketed by Xtant are regulated as HCT/Ps and/or have received 510(k) clearances from the FDA, unless they are exempt.

Human Tissue

The FDA defines HCT/Ps as articles containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion, or transfer into a human recipient. Current Good Tissue Practices (“CGTP”) requirements govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps in a way that prevents the introduction, transmission, or spread of communicable diseases by HCT/Ps. CGTPs include but are not limited to, any or all steps in the recovery, processing, storage, labeling, packaging or distribution of any human cell or tissue, and the screening or testing of the cell or tissue donor.

Core CGTP requirements are those requirements that directly relate to preventing the introduction, transmission, or spread of communicable disease by HCT/Ps. The core CGTP requirements include requirements for:

●	Facilities
●	Environmental control
●	Equipment
●	Supplies and reagents
●	Recovery
●	Processing and process controls
●	Labeling controls
●	Storage
●	Receipt, predistribution shipment, and distribution of an HCT/P.

In addition, there are regulatory requirements pertaining to donor eligibility determinations, donor screening, and donor testing.

An HCT/P is regulated solely under section 361 of the Public Health Service Act (“PHSA”) and 21 CFR Part 1271 if it meets the following four criteria:

1)	The HCT/P is minimally manipulated;

2)	The HCT/P is intended for homologous use only; as reflected by the labeling, advertising, or other indications of the manufacturer’s objective intent;

3)	The manufacture of the HCT/P does not involve the combination of the cells or tissues with another article (with limited exceptions); and

4)	Either

i)	The HCT/P does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function; or

ii)	The HCT/P has a systemic effect or is dependent upon the metabolic activity of living cells for its primary function and: is for autologous use; is for allogeneic use in a first-degree or second-degree blood relative; or is for reproductive use.

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

Medical Devices

The Center for Devices and Radiological Health oversees the clearance, authorization and approval of medical devices, including our stabilization and fusion products, as well as certain HCT/Ps regulated as medical devices. In the United States, medical devices are heavily regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its associated regulations, as well as other relevant federal and state laws. These regulations cover various aspects, including design, manufacture, storage, record control, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Non-compliance with these requirements can result in administrative actions such as FDA refusal to approve pending Premarket Approvals (“PMAs”), 510(k)s, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

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

The PMA approval pathway requires proof that there is a reasonable assurance of safety and effectiveness. The 510(k)-clearance pathway is much less burdensome and time-consuming than the PMA approval pathway. The de novo pathway has an enhanced burden compared to the 510(k)-clearance pathway but is much less burdensome than a PMA approval process.

Under the 510(k)-clearance pathway, the applicant must submit to the FDA a premarket notification demonstrating that the medical device is substantially equivalent to a legally marketed predicate device. A predicate device may be a previously 510(k) cleared device, a de novo-authorized device, or a pre-amendment device (unless the FDA has issued a regulation calling for PMA applications for this device type). To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and be shown to be equally safe and effective and not raise different questions of safety and effectiveness than the predicate device.

By statute, the FDA is required to complete its review within 90 FDA days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, typically ranging from three to nine months or more, and clearance is never assured. The FDA’s 510(k) review compares a proposed device to a predicate device with respect to intended use and technology. The information necessary to show substantial equivalence will depend on the differences between the proposed device and the predicate device, which may include bench, animal, and/or clinical studies. The discussion of what data is needed is sometimes conducted in a voluntary process called the pre-submission process whereby companies meet with the FDA to discuss the data needed for clearance.

If the FDA finds the applicant’s device is substantially equivalent to the predicate device, it will send a letter to the applicant stating that fact. This allows the applicant’s device to be commercially distributed in the United States. If the device cannot proceed through the 510(k) pathway, the applicant must fulfill the much more rigorous premarketing requirements of the PMA approval process or seek reclassification of the device through the de novo process.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require reclassification through the de novo process or a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may require the manufacturer to seek 510(k) clearance, de novo authorization, or PMA approval. The FDA can also require a manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, de novo authorization, or PMA approval is obtained.

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

The advantage of the de novo classification process is that it generally requires less data than a PMA. The disadvantage is that it may require more data than a 510(k) and most often will include human clinical data. A request for de novo classification also has a longer review time as compared to a 510(k). If the de novo submission is denied, the device remains in Class III and PMA approval may be required before the device may be legally marketed in the United States. The FDA is increasingly moving devices with slightly different proposed indication statements or different technological features off the 510(k) path and onto the de novo path, resulting in more time and expense for the company.

A device not eligible for 510(k) clearance or de novo classification must follow the PMA approval pathway, which requires proof of the reasonable assurance of the device’s safety and effectiveness. The cost of preparing and submitting a PMA is substantial and a PMA application must provide extensive preclinical and clinical trial data and also detailed information about the device and its components regarding, among other things, device design, manufacturing and labeling. Under federal law, the submission of most PMAs is additionally subject to a substantial annually adjusted application user fee. Satisfaction of FDA PMA requirements typically take years, and the actual time required may vary substantially based upon the type, complexity, and novelty of the device or disease.

After a medical device enters commercial distribution, General Controls for Medical Devices apply. General Controls are the basic provisions (authorities) that provide the FDA with the means of regulating devices to ensure their safety and effectiveness. The General Controls apply to all medical devices. They include provisions that relate to adulteration; misbranding; device registration and listing; premarket notification; banned devices; notification, including repair or replacement, or refund; records and reports; restricted devices; and good manufacturing practices.

The FDA has broad post-market and regulatory enforcement privileges. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the Quality Management System Regulation (“QMSR”) and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions such as: warning letters, fines, injunctions, consent decrees and civil penalties; unanticipated expenditures, repair, replacement, refunds, recall or seizure of our devices; operating restrictions, partial suspension or total shutdown of manufacturing; the FDA’s refusal of our requests for 510(k) clearances, de novo classification, or premarket approvals of new devices, new intended uses or modifications to existing devices; the FDA’s refusal to issue certificates to foreign governments needed to export devices for sale in other countries; and withdrawing 510(k) clearances, de novo marketing authorization, or premarket approvals that have already been granted; and criminal prosecution.

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

The Federal Physician Payments Sunshine Act imposes annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members) and teaching hospitals, as well as ownership and investment interests held by physicians. Device manufactures are also required to collect information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives for reporting to the Centers for Medicare & Medicaid Services. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

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

ISO Certification

Xtant is ISO and MDSAP Certified. ISO 13485 is the internationally recognized quality management system standard specifically designed for organizations involved in the life cycle of medical devices, including design, production, installation, servicing and distribution. MDSAP is a program that allows third-party auditors to evaluate a medical device manufacturer’s quality management system to satisfy the requirements of multiple regulatory jurisdictions simultaneously. The program is based on ISO 13485.

Achieving ISO 13485 and MDSAP certification requires building and maintaining a robust, fully implemented QMS that demonstrates consistent control over the design, manufacture, and distribution of medical devices.

Human Capital

Mission, Quality Policy and Core Values

Our mission is to “honor the gift of donation, by allowing our patients to live as full, and complete a life as possible.” Through an effective quality system, we prioritize our commitment to our patients, our donors and donor families. We aim to improve the quality of life for our patients by designing, manufacturing and distributing human tissues for transplant and medical devices that are safe, effective and meet the needs of our customers. We honor the gift of donation by enhancing our core competencies and maximizing utilization of the gift.

Our mission and quality policy reflect our core values of:

●	Respect for the individual,

●	Responsiveness to our customers, and

●	Responsibility to our stakeholders.

Employees

As of December 31, 2025, we had 151 employees, all of whom were full time employees, and of whom 64 were in operations, 28 were in sales and marketing, 12 in research and development and engineering, 24 in regulatory and quality affairs, and 23 were in administrative functions. In addition, we utilize various outsourced services to manage normal business cycles.

Turnover

We continually monitor employee turnover rates as our success depends upon retaining highly trained personnel. The average tenure of our employees is approximately 5 years. The average tenure of the members of our management team is approximately 7 years.

Employee Unions, Collective Bargaining Agreements and Work Councils

There are no unions, collective bargaining agreements or work councils representing our employees, and we believe that our relations with our employees are good.

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

Employee Safety, Health and Wellness

We are committed to maintaining a safe workplace and promoting the health and wellness of our employees. We have an employee Health & Safety Committee that is comprised of employees and recommends improvements in furtherance of employee health and safety. We also have implemented multiple safety programs and regularly perform safety hazard evaluations within our manufacturing facility. We publish a monthly newsletter which features a “Health & Safety Corner” that reiterates our commitment to safety, highlights actions we have taken and intend to take to improve employee safety, and provides practical advice to employees to keep them and their families safe. We monitor conditions that could lead to safety incidents and keep track of injuries through reporting systems in accordance with the laws in the jurisdictions in which we operate.

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

Our benefit plans are available to full-time employees who work 30 or more hours per week. Eligible employees may select between four medical plan options: two preferred provider organization plans and two health savings account compatible high-deductible plans. We provide contributions to those participating in health savings account compatible plans. Additionally, we offer employees traditional and limited purpose flex savings account options. Pharmacy benefits, as well as dental, vision, life, accidental death and disability, long and short-term disability, accident, critical illness, and hospital indemnity insurance plans are available to our employees. We also offer all full-time and part-time employees wellbeing benefits through LifeBalance and our Employee Assistance Program.

We pride ourself on offering employment arrangements that include competitive time off policies and flexibility. Our employees are eligible for paid holidays effective immediately upon hire. Paid time off is available to all corporate employees and accrue based on length of service, and sick time is available for all commercial-sales employees.

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

Employee Development and Training

We recognize that successful execution of our strategy is dependent on attracting, developing and retaining top talent in all areas of the business. We have a robust learning management system platform that includes several modules for employee development and training. In addition, we have a professional development policy intended to promote professional development opportunities and provide support to employees who want to increase the effectiveness of their performance in their current position. We encourage employees to obtain skills, knowledge and abilities which may improve their opportunities for career development within our Company and the purpose of our professional development policy is to provide our employees with the requirements for approval, time off, and reimbursement for employee training and professional development activities.

Equity and Inclusion

We strive to create an equal opportunity and inclusive workplace in which all employees feel respected, valued and empowered to reach their full potential.

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

Item 1A. Risk Factors

Our business and an investment in our common stock are subject to a variety of risks. The following risk factors describe some of the material factors that could have a material adverse effect upon our business, operating results, financial condition, prospectus, and/or the market price of our common stock. These disclosures reflect the our beliefs and opinions as to factors that could materially and adversely affect our Company and our common stock in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Many of these risks are outside of our control. If any of these risks actually occur, our business, operating results, and financial condition may be materially adversely affected. In such case, the market price of our common stock could decline and investors in our common stock could lose all or part of their investment. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, operating results, financial condition, prospectus, and/or stock price.

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors set forth below.

Risks Related to Our Business

●	Although we generated net income for the year ended December 31, 2025, we historically have incurred significant losses, expect to continue to incur losses, and despite our focused goal to maintain profitability, we may never achieve sustained profitability.
●	We recognized a significant amount of license revenue in 2025 that likely will not repeat in 2026 and thus the loss of such revenue will have an adverse impact on our 2026 revenues and other operating results, including gross margins.
●	Because we sold certain assets relating to our Coflex and CoFix products and our international business to Companion Spine, our revenue will be adversely affected in 2026.
●	A substantial portion of our hardware product family revenue is conducted through independent sales agents and distributors who we do not control and our revenue in this product family has declined in recent periods compared to prior periods.
●	If we are unable to innovate, develop, introduce, market, sell and license new products and technologies, we may experience a decrease in market share or revenue if our products become obsolete, and our business and operating results would suffer.
●	Biologics products are inherently difficult and time-consuming to manufacture and we may experience manufacturing issues, which could negatively impact our business and results of operations.
●	Our biologics business is highly dependent on the availability of human donors and placentas and any disruptions in their availability could harm our business.
●	Some of our biologics products, including our OsteoVive Plus, involve a heightened inherent risk of transmission of disease, which if materialized, could adversely affect our business, operating results, financial condition, reputation and stock price.
●	Persistent inflation, tariffs and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.
●	We face intense competition.
●	Our private label and original equipment manufacturer, or OEM, channel involves risks and may be subject to significant fluctuation.
●	Our prior and any future acquisitions, dispositions or business combinations involve risks, which could adversely affect our business, operating results and financial condition.
●	Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for our biologics products and impact the supply of available donor tissue.
●	We depend on a limited number of third-party suppliers for products, components and raw materials.
●	We are highly dependent on the continued availability of our facilities.
●	We may be party to product liability litigation that could be expensive.
●	Our quarterly operating results are subject to substantial fluctuations.
●	Our ability to use our net operating loss carryforwards to offset future taxable income is limited.
●	We identified a material weakness in our internal control over financial reporting as of December 31, 2025.

Risks Related to Governmental Regulation

●	If we or our suppliers fail to comply with regulations pertaining to human cells, tissues, and cellular and tissue-based products or are deemed to be biological products requiring approval of a BLA prior to being marketed, these products could be subject to withdrawal from the market or other enforcement action.
●	Loss of AATB accreditation would have a material adverse effect on us.
●	Governmental regulation could restrict the use of our tissue products or our procurement of tissue.
●	Our manufacturing operations are required to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices.
●	Our business is subject to extensive governmental regulation, including certain product approvals and clearances and healthcare fraud and abuse laws, false claims laws, and physician payment transparency laws.

●	Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.
●	Even if our products are cleared or approved by regulatory authorities, they could be subject to restrictions or withdrawal from the market.
●	The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits.
●	If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to reporting regulations and likely litigation.
●	Any future product recall or voluntary market withdrawal of a product due to defects, enhancements and modifications or other reasons would significantly increase our costs.
●	Federal regulatory reforms may adversely affect our business and our ability to sell our products.
●	Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.

Risks Related to Human Capital Management

●	We have limited staffing and are dependent upon key employees.
●	Our business is dependent on a sufficient number of qualified workers, and competition for such talent is intense.

Risks Related to Intellectual Property

●	We could be required to pay damages or prevented from selling our products due to intellectual property lawsuits.
●	We may not be able to obtain or protect our proprietary rights relating to our products which may cause us to lose market share to our competitors and be unable to operate our business profitably.

Risks Related to Information Technology, Cybersecurity and Data Protection

●	We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering with those systems could have a material adverse effect on our business.

Risks Related to Our Outstanding Indebtedness and Financial Condition

●	We have indebtedness that we may be unable to repay in the ordinary course of business or replace, extend or restructure if and when needed. In addition, our indebtedness may substantially limit our ability to conduct and invest in our business.
●	We may need additional financing to satisfy our future liquidity requirements.

Risks Related to Our Common Stock

●	Funds affiliated with Nantahala Capital Management, LLC (collectively, “Nantahala”) owns a significant percentage of our common stock and is able to exert significant control over matters subject to stockholder approval.
●	Shares of our common stock are equity securities and are subordinate to our outstanding indebtedness.
●	The market price of our common stock is extremely volatile.
●	Our failure to achieve our financial guidance may adversely affect our stock price.
●	We may issue additional common stock resulting in dilution.

General Risk Factors

●	We are subject to several other general risk factors, including risk regarding worldwide economic instability and social unrest and other risks.

Risks Related to Our Business

Although we generated net income for the year ended December 31, 2025, we historically have incurred significant losses, expect to continue to incur losses, and despite our focused goal to maintain profitability, we may never achieve sustained profitability.

Although we generated net income for the year ended December 31, 2025, we have a history of incurring net losses and expect to continue to incur net losses. Our ability to maintain and achieve sustained profitability will be influenced by many factors, including, among others, the level and timing of future revenues and expenditures; development, commercialization, market acceptance and availability and supply of our products; the impact of competing technologies and market developments; our ability to develop and introduce new products; the impact of regulatory requirements and delays; the strength of our relationships with and the success of our independent sales agents and distributors; our ability to increase our OEM sales; and our ability to attract and retain key personnel. As a result, despite our focus on profitability, we may be unsuccessful and incur operating losses. These losses would likely have an adverse impact on our operating results and financial condition and likely adversely affect our stock price.

We recognized a significant amount of license revenue in 2025 that likely will not repeat in 2026 and thus the loss of such revenue will have an adverse impact on our 2026 revenues and other operating results, including gross margins.

During 2025, we recognized $18.7 million in license revenue that likely will not repeat in 2026 due primarily to changes in the reimbursement environment for our SimpliMax™ product effective January 1, 2026, which changes also will adversely affect a portion of our product revenue. The loss of this license and product revenue will have an adverse impact on our 2026 revenues and other operating results, including in particular our gross margins.

Because we recently sold certain assets relating to our Coflex and CoFix products and our international hardware business to Companion Spine, our revenue will be adversely affected in 2026.

On December 1, 2025, we sold to Companion Spine certain assets relating to our Coflex and CoFix products for a total purchase price of $17.5 million, and sold Paradigm Spine GmbH, a former wholly owned subsidiary of ours that was engaged in the operation of our hardware business outside of the United States for a total purchase price of $3.9 million, inclusive of certain cash, indebtedness and net working capital adjustments. In 2025, we recognized $20.3 million in revenue from sales of our Coflex and CoFix products and international hardware products which we sold to Companion Spine. The loss of this revenue will adversely affect our 2026 revenue.

A substantial portion of our hardware product family revenue is conducted through independent sales agents and distributors who we do not control and our revenue from this channel has declined in recent periods compared to prior periods.

A substantial portion of our hardware product family revenue is conducted through independent sales agents and distributors. Sales from certain independent sales agents and distributors have decreased over the past quarters compared to prior quarters and no assurance can be provided that we will not be able to reverse this trend and increase future sales from this channel. Our success is partially dependent upon our ability to retain and motivate our independent sales agents and distributors, and their representatives, to sell our products in certain territories. They may not be successful in implementing our marketing plans. Some of our independent sales agents and distributors do not sell our products exclusively and may offer similar products from other companies. Our independent sales agents and distributors may terminate their contracts with us, may devote insufficient sales efforts to our products, or may focus their sales efforts on other products that produce greater commissions or revenues for them, which could have an adverse effect on our operations and operating results.

In addition, because the independent sales agent or distributor often controls the customer relationships (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the independent sales agent or distributor ends, our relationship with the customer will be lost (and, in certain countries outside the United States, that we could experience delays in amending or transferring our product registrations). Also, because we do not control the independent sales agent or field sales agents of a distributor, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the sales agent or distributor. If we fail to maintain relationships with our key independent sales agents and distributors or fail to ensure that our independent sales agent and distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations. Changes to or turnover within our independent sales agent or distributor organization or transitions to direct selling models also could adversely affect our business if these transitions are not managed effectively. Further, independent sales agents and distributors of companies we have acquired may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us. The loss of a significant number of our sales agent or distributors could have a material adverse effect on our business and results of operations.

If we are unable to innovate, develop, introduce, market, sell and license new products and technologies, we may experience a decrease in market share or revenue if our products become obsolete, and our business and operating results would suffer.

We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the markets in which we compete. If we do not continue to innovate, develop, introduce, market, sell and license new products and technologies, or if those products and technologies are not accepted, we may not be successful. Due to limited funding, our research and development efforts and ability to develop new products have been constrained for several years, although we have increased our development of new products over the last couple of years, including in particular our amnio and other new biologics products. Research and development efforts require a substantial investment of time and resources before we are able to determine the commercial viability of a new product, technology, material, or innovation. We also may experience delays in the research and development process and the marketing and sale of new products. Demand for our products also could change in ways we may not anticipate due to, among other factors, evolving customer needs, changes in customer health insurance coverage and reimbursement policies, changing demographics, slow industry growth rates, declines in our markets, the introduction of new competing products and technologies, evolving surgical philosophies, and evolving industry standards. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. It is also important that we carefully manage our introduction of new and enhanced products and technologies. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our revenue. Our new products and technologies also could reduce demand for or render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.

Biologics products are inherently difficult and time-consuming to manufacture. In the past, we have experienced and in the future could experience manufacturing issues, which could negatively impact our business and operating results.

Biologics products are inherently difficult and time-consuming to manufacture. Our products are manufactured using technically complex processes requiring specialized equipment and facilities and highly specific raw materials. Other production constraints, including the number of processors we are able to hire, the number of clean rooms available in our facilities, and our ability to automate certain processes by implementing labor saving technology also affect the speed and extent of our production. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subject us to production risks. A shortage of the number of processors or clean rooms or inadequate levels of automation may cause us to be unable to operate at full production, which in the past has and could in the future negatively impact our business and operating results.

Our biologics business is highly dependent on the availability of human donors and placentas. Any disruptions in the availability of donors and placentas due to regulatory changes or otherwise could cause our customers to seek alternative providers or technologies and harm our business and operating results.

Our mission is “to honor the gift of donation, by allowing our patients to live as full, and complete a life as possible.” Accordingly, our biologics business is highly dependent on our ability to obtain deceased human donors and placentas as the raw material for many of our biologics products. The availability of acceptable donors and placentas is relatively limited, and we compete with many other companies for this limited availability. The availability of donors and placentas is impacted by regulatory changes, Association for Advancing Tissue Biologics (formerly, American Association of Tissue Banks) requirements, general public opinion of the donor process, and our reputation for our handling of the donor process. In 2025, the FDA published draft guidance documents with recommendations to reduce the risk of transmission of disease agents associated with sepsis by human cells, tissues, and tissue-based products and recommendations to reduce the risk of transmission of Mycobacterium tuberculosis by HCT/Ps. These new guidelines, if approved, may further reduce the number of acceptable donors and increase competition for acceptable donors. A disruption in the supply of available donors and placentas could have significant consequences on our ability to meet anticipated demand for our biologics products, which would adversely affect our revenue and other operating results.

Some of our biologics products, including our OsteoVive Plus, involve a heightened inherent risk of transmission of disease, which if materialized, could adversely affect our business, operating results, financial condition, reputation and stock price.

Our OsteoVive Plus product is a viable bone allograft produced using a proprietary method designed to preserve native bone components, including growth factors and viable cells. Similar to other viable or cellular bone matrix products, our OsteoVive Plus product contains viable cells. Although we and our third-party contractors perform rigorous donor screening and laboratory testing, viable human tissue products carry an inherent residual risk of transmitting communicable diseases, including but not limited to Human Immunodeficiency Virus (HIV), Hepatitis B and C viruses (HBV, HCV), Human T-lymphotropic virus (HTLV), treponema pallidum (syphilis), and mycobacterium tuberculosis (Mtb). Although we process and test our OsteoVive Plus product in accordance with current regulatory standards, there is no current standardized industrial screening test for tissues to detect Mtb and testing Mtb via culture or other methods does not definitively exclude the presence of tuberculosis due to the limitations of diagnostic sensitivity, specimen viability, and potential latent infection. While our OsteoVive Plus product is intended for use by qualified medical professionals who understand the risks associated with transplantation of human tissues and are responsible for recipient counseling and clinical decision-making, if Mtb were to be transmitted as a result of the use of one of our products, including our OsteoVive Plus product, this could adversely affect our relationships and reputation throughout the industry and have a material adverse effect on our business, operating results, financial condition, reputation and stock price.

Persistent inflation, tariffs and supply chain disruptions in the past have resulted in and in the future could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

Our products are manufactured and sold within the United States, which increases our exposure to domestic inflation and fuel price increases. Inflationary pressures and supply chain disruptions resulted in increased fuel, raw material and other costs in recent years. The future implementation of inflationary policies, such as tariffs, may similarly contribute to increased fuel, raw material and other costs and also may contribute to higher overall inflation. Additionally, from time to time we have experienced shortages in certain raw materials, suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. Our efforts to mitigate supply chain weaknesses through our own vertical integration of manufacturing activities and other means may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply and inventory. If our costs rise due to continuing supply chain disruptions or due to the impact of tariffs, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials from our suppliers could delay product launches or result in lost opportunities to sell our products due to their unavailability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, operating results, and financial condition.

We face intense competition.

The markets for our products are highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. Many of the companies developing or marketing competitive products enjoy several competitive advantages over us, including greater financial and human resources for product development and sales and marketing; greater name recognition; established relationships with surgeons, hospitals and third-party payors; broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and established sales and marketing and distribution networks. Our competitors may develop and patent processes or products earlier than we do, obtain regulatory clearances or approvals for competing products more rapidly than we do, develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive, or acquire technologies and technology licenses complementary to our products or advantageous to our business, which could adversely affect our business and operating results. Not all of our sales and other personnel have non-compete agreements. We also compete with other organizations in recruiting and retaining qualified sales and management personnel, which may exacerbate the effects of labor shortages we have experienced in the past, as described elsewhere in these risk factors. If our competitors are more successful than we are in these matters, we may be unable to compete successfully against our existing or future competitors. Our industry has been subject to increasing consolidation. Consolidation in our industry not involving our Company could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, operating results and financial condition. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Our private label and OEM revenue channel involves risks and may be subject to significant fluctuation on a product to product basis from period to period since we typically do not have long-term purchase agreements covering these sales and our customers could decide to use other OEMs.

We expect an increasing amount of our future revenues to be derived from our private label and original equipment manufacturer, or OEM, revenue channel. This expectation is based on our ability to internally produce all products within our orthobiologics product family allowing us to make such products available on a private label and OEM basis where compelling opportunities exist. We may not be successful, however, in retaining or expanding our private label and OEM channel. Our private label and OEM channel, although not subject to commissions, generally involves lower gross margins relative to comparable products sold through our independent agent channel which, if this business increases as a percentage of our revenue, will reduce our future gross margins. In addition, our private label and OEM channel involves other additional risks. For example, we generally do not have long-term supply agreements covering our private label and OEM customers, so they could periodically decide to use other OEMs based on cost, quality, delivery time, production capacities, competitive and regulatory considerations, or other factors. Thus, revenues from our private label and OEM customers and the products we provide them are subject to significant fluctuation on a product to product basis from period to period. The success of our private label and OEM channel is dependent upon the success of our private label and OEM customers in creating demand for and selling the products that we manufacture for them. If our private label and OEM channel significantly increases, we may experience difficulties in staffing our manufacturing facility and meeting demand. Our OEM channel sales also are dependent upon adequate reimbursement and changes in such reimbursement could adversely affect future sales. For example, a portion of our 2025 OEM channel sales likely will not repeat in 2026 or future years given a change in the reimbursement environment affecting the product involved, which could adversely affect our 2026 and future revenues.

Our prior acquisitions and dispositions and any future acquisitions, dispositions or business combinations we complete involve a number of risks, the occurrence of which could adversely affect our business, operating results and financial condition.

In 2023, we acquired Surgalign SPV, certain assets and liabilities of Surgalign Holdings, and certain assets of RTI. In December 2025, we sold certain assets relating to our Coflex and CoFix products and our international hardware business to Companion Spine. Our ability to complete future acquisitions, dispositions and business combinations will depend, in part, on the availability of suitable acquisition candidates or buyers at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates or buyers; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, disposition or business combination could impair our business, operating results and financial condition. The benefits of an acquisition, disposition or business combination may take more time than expected to develop or, in the case of an acquisition, integrate into our operations, and we cannot guarantee that prior or future acquisitions, dispositions or business combinations will, in fact, produce any benefits. Acquisitions, dispositions and business combinations may involve a number of risks, the occurrence of which could adversely affect our business, operating results and financial condition, including:

●	diversion of management’s attention;

●	disruption to our existing operations and plans or the inability to effectively manage our expanded or reduced operations;

●	failure, difficulties or delays in securing, integrating, developing and assimilating information, financial systems, internal controls, operations, manufacturing processes and products or the distribution channels for acquired product lines;

●	potential loss of key employees, customers, distributors, or sales representatives of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and sales representatives;

●	adverse impact on overall profitability and growth, including if certain acquired products cannibalize existing product offerings or if certain disposed products or revenue reduce our ability to leverage our fixed operating costs or trigger adverse tax, accounting or other consequences;

●

adverse impact on overall profitability if our operations as affected by our acquisitions and dispositions do not achieve the efficiencies, growth or other projections, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, delays in the realization thereof or costs or charges incurred to achieve any revenue or cost synergies;

●	possibility of not receiving any earnout or milestone payments;

●	reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs or fund acquired businesses, which could in turn restrict our ability to access additional capital when needed, pursue other important elements of our business strategy or remain in compliance with the covenants under our credit agreements;

●	infringement by acquired businesses or other business ventures of intellectual property rights of others or violation of confidentiality, intellectual property and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;

●	inaccurate assessment of additional post-transaction investments, undisclosed, contingent, tax or other liabilities or problems, unanticipated costs associated with an acquisition or disposition, and an inability to recover or manage such liabilities and costs;

●	incorrect estimates made in the accounting for acquisitions or disposition and incurrence of non-recurring charges, including restructuring charges in connection with efforts to reduce costs and streamline operations; and

●	impacts as a result of accounting adjustments, incorrect estimates made in the accounting for the acquisitions or dispositions or the potential write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances, or other potential financial accounting or reporting impacts, including those resulting from the international subsidiaries we acquired from Surgalign Holdings and then subsequently sold to Companion Spine in December 2025.

Also, some transactions may require the consent of the lenders under our credit agreements, and we cannot predict whether such consent would be forthcoming or the terms on which the lenders would approve future transactions.

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

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our biologics products and reduce demand for our biologics products. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors.

We depend on a limited number of third-party suppliers for products, components and raw materials and losing any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements or our failure to order a sufficient supply of products, components and raw materials, could harm our business and operating results.

Outside suppliers, some of whom are sole-source suppliers, provide us with products and raw materials and components used in manufacturing our orthobiologics and spinal implant products. We strive to maintain sufficient inventory of products, raw materials and components so that our production will not be significantly disrupted if a particular product, raw material or component is not available to us for a period of time, including as a result of a supplier’s loss of its ISO or other certification, long required lead times, or other reasons. Despite our efforts, we sometimes experience an insufficient inventory of products, raw materials and/or components. If we fail to plan our procurement accordingly or are unable to obtain sufficient quantities of raw materials and components used in manufacturing our orthobiologics and spinal implant products that meet our quality and other requirements on a timely basis for any reason, we may not produce sufficient quantities of our products to meet market demand until a new or alternative supply source is identified and qualified and, as a result, we could lose sales and customers, our reputation could be harmed, and our business could suffer. Furthermore, an uncorrected defect or supplier’s variation in a component or raw material that is incompatible with our manufacturing, unknown to us, could harm our ability to manufacture products.

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

Any failure in the physical infrastructure of our facilities could lead to significant costs and disruptions that could reduce our revenues and harm our business, operating results, and reputation. We are highly reliant on our Belgrade, Montana facilities. Any natural or man-made event that impacts our ability to utilize these facilities could have a significant impact on our operating results, reputation and ability to continue operations. The regulatory process for approval of facilities is time-consuming and our ability to rebuild facilities would take a considerable amount of time and expense and cause a significant disruption in service to our customers. Further, the FDA or some other regulatory agency could identify deficiencies in future inspections of our facilities or our supplies that could disrupt our business and harm our operating results.

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

We strive to maintain a sufficient inventory of products, raw materials and components so that our production and revenues will not be significantly disrupted, especially with respect to new products. This practice, however, consumes a significant amount of our resources, reduces our cash flows, and in the past has led to, and in the future could lead to, inventory impairment charges.

A feature of our orthopedic hardware and implant business is the high level of product inventory required, some of which is located at customer premises and is available for customers’ immediate use (referred to as consignment inventory). Complete sets of products, including large and small sizes, have to be made available for customers; and often, certain sizes are used less frequently than standard sizes and towards the end of the product life cycle are inevitably in excess of requirements. Under applicable accounting rules, we are required to review and make adjustments to the carrying value of our inventory to anticipate this situation. We typically calculate such adjustments in accordance with a formula based on levels of inventory compared with historical and forecast usage and apply this formula on an individual product line basis, typically after a product group has been on the market for two years. While we believe based on our experience that this method of calculation is appropriate in most circumstances under applicable accounting rules, it involves management judgments on forecasted sales, effectiveness of inventory deployment, length of product lives, phase-out of old products, and efficiency of manufacturing planning systems. In the event a substantial portion of our inventory becomes obsolete, the resulting costs associated with the inventory impairment charges and costs required to replace such inventory could have a material adverse effect on our operating results and cash flows. In addition, as we introduce new products, new implant and instrument sets may be required, with a significant initial investment required to accommodate the launch of the product. If we overestimate the projected future sales of the new product or if the launch of the new product is not successful, we may be required to record inventory impairment charges, which could be significant. For example, during fourth quarter of 2025, we recorded a $1.3 million charge related to excess and obsolete inventory associated with the launch of our Cortera® Fixation System, which was launched in the second half of 2024. Depending upon future sales of this product and other new products we may launch, we may be required to record additional excess and obsolete inventory charges, which would adversely impact our operating results.

Our ability to use our net operating loss carry-forwards and other tax attributes to offset future taxable income is limited.

At December 31, 2025, we had total domestic federal and state net operating loss carryovers of approximately $34.1 million and $36.7 million, respectively. Federal net operating losses generated prior to 2018 and state net operating loss carryovers expire at various dates between 2026 and 2045. Federal net operating losses generated after 2017 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. Foreign net operating losses begin expiring in 2026.

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

We have completed studies to assess whether ownership changes, as defined by Section 382 of the Code, have occurred from our formation through December 31, 2025. Based upon these studies, we determined that an ownership change occurred during 2018 and again in 2025. Accordingly, we reduced our deferred tax assets related to the federal net operating loss carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit our ability to utilize our remaining tax attributes. Any future ownership change may result in the imposition of additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.

We identified a material weakness in our internal control over financial reporting as of December 31, 2025, and cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

If our internal control over financial reporting or disclosure controls and procedures are not effective, we may not be able to accurately report our consolidated financial results, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

We identified certain control deficiencies in the design and implementation of our internal control over financial reporting as of December 31, 2025, which constitute a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. More specifically, our controls surrounding our evaluation of inventory net realizable value were insufficient and did not operate at an appropriate level of precision. Our review and evaluation of inventory failed to identify specific items not assessed for net realizable value under our existing control, which constitutes material weakness as of December 31, 2025. While we are taking steps to remediate the material weakness, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Risks Related to Governmental Regulation

If we or our suppliers fail to comply with regulations pertaining to human cells, tissues, and cellular and tissue-based products or if any of our cellular or tissue-based products are deemed to be biological products requiring approval of a BLA, drug products requiring approval of a new drug application (“NDA”) or medical devices requiring clearance, authorization or approval prior to being marketed, these products could be subject to withdrawal from the market or other enforcement action.

Certain of our products are regulated as HCT/Ps. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA; screening and testing for tissue donor eligibility; and current Good Tissue Practice (“cGTPs”), when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting, among other applicable requirements and laws. The FDA regulations also have additional requirements that address sub-contracted tissue services, tracking, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases. A product regulated solely as a 361 HCT/P is not required to undergo 510(k) premarket clearance, de novo classification or PMA nor approval of a BLA or NDA.

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

An HCT/P is eligible for regulation solely as a 361 HCT/P if it is: (i) minimally manipulated; (ii) intended for homologous use as reflected by labeling, advertising or other indications of the manufacturer’s objective intent; (iii) the manufacture does not involve the combination of the HCT/P with another article, except for water, crystalloids or a sterilizing, preserving, or storage agent (not raising new clinical safety concerns for the HCT/P); and (iv) it does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effect or is dependent upon the metabolic activity of living cells for its primary function, it is intended for autologous use or allogeneic use in a first or second degree relative or for reproductive use. If any of these requirements are not met, then the HCT/P is also subject to applicable biologic, device, or drug regulation under the FDCA or the PHSA. These biologic, device or drug HCT/Ps must comply with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics under the PHSA and FDCA, or devices or drugs under the FDCA, including licensure, clearance or approval, as the case may be.

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

In addition, the FDA could disagree with our conclusion that one or more of our HCT/Ps meet the criteria for marketing solely under Section 361 of the PHSA, and therefore that one or more of the HCT/Ps require licensure, approval or clearance of a marketing application. The FDA could conclude that the tissue is more than minimally manipulated, that the product is intended for a non-homologous use, that the product is combined with another article, or that the product has a systemic effect or is dependent on the metabolic activity of living cells for its primary function. The FDA could also determine that a modification to an HCT/P makes it ineligible for regulation solely as a 361 HCT/P. If the FDA were to draw these conclusions, it would likely require clinical studies conducted pursuant to an investigational new drug application (“IND”) or Investigation Device Exemption (“IDE”) and the submission and licensure, approval, authorization, or clearance of a marketing application in order for us to continue to market the product. Such an action by the FDA could cause negative publicity, decreased or discontinued product sales, and significant expense in obtaining required marketing licensure, approval, authorization, or clearance.

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

We are accredited with the Association for Advancing Tissue and Biologics (formerly American Association of Tissue Banks), a private non-profit organization that accredits tissue banks and sets industry standards. Although AATB accreditation is voluntary and not required by law, as a practical matter, many of our customers would not purchase our products if we failed to maintain our AATB accreditation. Although we make every effort to maintain our AATB accreditation, the accreditation process is somewhat subjective and lacks regulatory oversight. There can be no assurance that we will continue to remain accredited with the AATB and any loss of our AATB accreditation would adversely affect our business and operating results.

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

We are engaged through our marketing employees, independent sales agents and sales representatives in ongoing efforts designed to educate the medical community as to the benefits of our products, and we intend to continue our educational activities. Although we believe that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of our products, payments in connection with such education efforts are not exempt from NOTA’s restrictions and our inability to make such payments in connection with our education efforts may prevent us from paying our sales representatives for their education efforts and could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material which our processing technologies may generate. Assuming that NOTA applies to our processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future, which would call into question one or more aspects of our method of operations.

In May 2025, the FDA published a draft guidance document, which when finalized would contain recommendations to reduce the risk of transmission of Mycobacterium tuberculosis by HCT/Ps. If finalized, this guidance would identify Mtb as a relevant communicable disease agent or disease (“RCDAD”) and provide recommendations for tissue banks for screening and testing of donors for Mtb prior to processing. The impact of this change would dramatically slow down the production of our viable bone matrix products. We currently employ several actions to mitigate potential Mtb exposure, including a comprehensive review of the donor’s medical and social history. In addition, we have validated a post-processing Mtb test of our viable bone matrix products. Unless and until this draft guidance is finalized, Mtb is not an RCDAD, and we can rely on our processes for mitigating Mtb exposure. If this guidance is finalized, the FDA will expect compliance with the regulatory requirements for donor screening and testing for Mtb as an RCDAD and may take enforcement action in the event of noncompliance.

Our manufacturing operations are required to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices, which is costly and could subject us to enforcement action.

We and certain of our third-party manufacturers and suppliers are required to comply with the FDA’s current Good Manufacturing Practices requirements the Quality Management System Regulation, which covers, among other things, the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United States. The FDA enforces the QMSR through periodic announced (routine) and unannounced (for cause or directed) inspections of manufacturing facilities. The failure by us or one of our third-party manufacturers or suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, disgorgement of profits, criminal and civil penalties;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for 510(k) clearance, de novo authorization, or PMA approval of new products or modified products;

●	withdrawing 510(k) clearances, de novo authorizations, or PMAs that have already been granted;

●	refusal to grant export certificates for our products; or

●	criminal prosecution.

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

If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to reporting regulations, which can result in voluntary corrective actions or agency or other governmental enforcement actions.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or for other reasons. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of, among other things, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations. The FDA requires that certain recalls undertaken to reduce a risk to health be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

Our business is subject to extensive regulation, including requirements for regulatory clearances, authorizations, or approvals prior to commercial distribution of our products. If we fail to maintain regulatory clearances, authorizations, and approvals, or are unable to obtain, or experience significant delays in obtaining, FDA clearances, authorizations, or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.

Our products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulation of our products is meant to ensure their safety and effectiveness, and may include regulation of, among other things:

●	design, development and manufacturing;

●	testing, labeling, packaging, content and language of instructions for use, and storage;

●	clinical trials;

●	product safety;

●	premarket clearance, authorization and approval;

●	marketing, sales and distribution (including making product claims);

●	advertising and promotion;

●	product modifications;

●	recordkeeping procedures;

●	reports of corrections, removals, enhancements, recalls and field corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●	complying with the federal law and regulations requiring Unique Device Identifiers (“UDI”) on devices and their labeling and also requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database (“GUDID”); and

●	product import and export.

While a product regulated solely as a 361 HCT/P is not required to undergo 510(k) premarket clearance, de novo classification or PMA, before a new medical device, including most of our hardware products, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the FDCA, a de novo classification or a PMA from the FDA, unless an exemption applies. The process of obtaining regulatory clearances, authorizations, or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances, authorizations or approvals on a timely basis, if at all. Most of our currently commercialized hardware products have received premarket clearances under Section 510(k) of the FDCA. In the future, the FDA may determine that more of our products will require the more costly, lengthy and uncertain de novo or PMA processes. In the process of obtaining PMA, the FDA must determine that there is a reasonable assurance that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical study, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. If the FDA requires us to go through the PMA or de novo process for future products or modifications to existing products, our product introductions or modifications could be delayed or canceled, which could adversely affect our revenue. Additionally, we cannot assure you that we will be able to obtain the required clearances, authorizations, or approvals with respect to future products.

The FDA can delay, limit or deny clearance, authorization or approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our products meet the standard of “substantial equivalence” for a 510(k) or meet the standard for the FDA to grant a request for de novo authorization;

●	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

●	the data from our pre-clinical studies (bench and/or animal) and clinical trials may be insufficient to support clearance, authorization, or approval in general or for specific, commercially desirable indications, where required;

●	the manufacturing process or facilities we use may not meet applicable requirements; and

●	changes in FDA clearance, authorization, or approval policies or the adoption of new regulations may require additional data.

In addition, even if we do obtain clearance, authorization, or approval, the FDA may not approve, authorize, or clear these products for the indications that are necessary or desirable for successful commercialization. Any delay in, or failure to receive or maintain, clearances, authorizations, or approvals for our products under development could prevent us from generating revenue from these products or achieving profitability.

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

Modifications to our products may require new regulatory clearances, authorizations, or approvals, and if we market modified products without obtaining necessary clearances, authorizations, approvals or certifications, we may be required to recall or cease marketing our products until clearances, authorizations, or approvals are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant changes to a device’s design, materials, chemical composition, energy source, or manufacturing process, or that would constitute a major change in its intended use, may require a new 510(k) clearance, a de novo authorization, or possibly a PMA. Similarly, certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. We may make modifications to our cleared devices in the future that we believe do not require further clearance, authorization, or approval. Modifications to our products that were implemented without obtaining clearance, authorization or approval and for which FDA subsequently concludes that clearance, authorization or approval was required, may require us to recall or cease marketing the modified devices until clearance, authorization or approval is obtained, and we may be subject to significant regulatory fines or penalties. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement, authorization, or clearance. To do that, a manufacturer must determine if a change/modification to labeling of the device is a “major” change to the intended use statement (previously cleared by the FDA) or if a physical change/modification to the device itself “could significantly affect safety or effectiveness.” If the labeling change is major and/or the physical change significantly affects safety and effectiveness, the manufacturer must file for an additional 510(k) clearance, de novo classification, or PMA for those changes before the modified device can be lawfully marketed. If the Company concludes in its own self-determination that the changes do not meet either of the thresholds of “major “or “significantly affects,” it may simply document those changes by way of an internal letter-to-file as part of the manufacturer’s quality system recording keeping. However, the FDA can review a manufacturer’s decision and may disagree. The FDA will normally review a decision made by a manufacturer in a letter-to-file during a routine plant inspection, which FDA targets to conduct every two years for high-risk (Class III) device manufacturers and less frequently for low and moderate risk (Class I and II) device manufacturers. In such a review the FDA may determine that a new clearance, authorization or approval was required before the device was put into commercial distribution.

We have made modifications to our products in the past that we concluded did not require a new clearance, authorization or approval, and we may make additional modifications in the future that we believe do not or will not require additional clearances, authorizations or approvals. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance, de novo authorizations, or PMA approval. The issue of whether a product modification requires clearance, authorization or approval, as opposed to a “letter-to-file” documenting the change, is not always clear and companies rely on FDA guidance to assist in making such decisions.

If the FDA requires us to cease marketing and recall a modified device until we obtain a new 510(k) clearance, de novo authorization, or PMA, our business, financial condition, operating results and future growth prospects could be materially and adversely affected. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals, authorizations or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA. Obtaining clearances, authorizations and approvals can be a time-consuming process, and delays in obtaining required future clearances, authorizations or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Even if our medical device products are cleared, authorized or approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

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

Even if regulatory clearance, authorization or approval of a product is granted, such clearance, authorization or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

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

Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QMSR, may result in, among other things, changes to labeling, restrictions on such products or manufacturing processes, product corrections, removal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, withdrawal of regulatory clearance, authorization or approvals, delays in or refusals of new 510(k)s, de novo requests or PMA applications, untitled letters, warning letters, refusal to grant export certificates for our products, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects. Our inability to maintain required regulatory clearances, or our inability to comply with regulatory requirements, could harm our business and operating results.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in improper promotion of our products.

Our devices currently marketed in the United States have been cleared through the FDA’s 510(k) process for use under specific circumstances. Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for a use that has not been cleared, authorized or approved by the FDA. We believe that the specific surgical procedures for which our devices are marketed fall within the general intended use of the surgical applications that have been cleared by the FDA. However, the FDA could disagree and require us to stop promoting our products for those specific indications/procedures until we obtain FDA clearance, authorization or approval for them. Use of a device outside of its cleared, authorized or approved indication is known as “off-label” use. We cannot prevent a surgeon from using our products for off-label use, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional activities, reimbursement advice or training of sales representatives or physicians constitute promotion of an off-label use, the FDA could request that we modify our training or promotional or reimbursement materials or subject us to regulatory or enforcement actions, including, among other things, the issuance of an untitled letter, a warning letter, injunction, seizure, disgorgement of profits, a civil fines and criminal penalties. Other federal, state or foreign governmental authorities also might take action if they consider our promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. For example, the government may take the position that off-label promotion resulted in inappropriate reimbursement for off-label use in violation of the Federal False Claims Act for which it might impose a civil fine and even pursue criminal action. In those possible events, our reputation could be damaged, and adoption of the products would be impaired. Although we train our sales force not to promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared for use, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.

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

From time to time, legislation is introduced in Congress that could significantly change the statutory framework governing the regulatory approval, manufacture, marketing, or reimbursement of regulated products. In addition, FDA regulations and guidance are frequently revised, updated, or reinterpreted in ways that may materially affect our business and our products. For example, in February 2024, the FDA issued a final rule replacing the QSR with the QMSR, which incorporates by reference the requirements of ISO 13485:2016. The FDA has stated that ISO 13485:2016 is substantially similar to the existing QSR, and the final rule took effect in February 2026. Although we currently expect to be able to comply with the QMSR, implementation may result in additional costs, operational changes, or regulatory risk, and the FDA may issue further guidance or interpretations prior to or following the effective date. In addition, following the U.S. Supreme Court’s June 2024 decision overturning the Chevron doctrine, which had provided deference to federal agencies’ interpretations of statutes and regulations, there is increased uncertainty regarding how courts will interpret existing and future FDA regulations. As a result, FDA rules, guidance, and longstanding regulatory positions may be subject to increased legal challenges, and it is unclear how lower courts will apply the decision in the context of complex regulatory schemes. Such challenges could undermine regulatory certainty, disrupt FDA operations, or delay or complicate the approval, clearance, manufacture, or commercialization of our products. Any new legislation, regulations, guidance, or reinterpretations, or increased litigation challenging FDA authority, could impose additional costs, lengthen review times, or otherwise adversely affect our business. We cannot predict whether such changes will occur or the extent of their potential impact.

Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.

The ability of healthcare providers to purchase our products depends in part on the extent to which reimbursement of the costs of such materials and related treatments is and will continue to be available from governmental health administration authorities, private health coverage insurers and other organizations. In the United States, healthcare providers who purchase our products generally rely on these third-party payors to pay for all or a portion of the cost of our products as a component of a single bundled payment amount for the procedures in which the products are used. Because there is often no separate third-party payor reimbursement to the provider for our products, the additional cost associated with purchasing our products can impact the provider’s profit margin for delivering the treatment that includes are product as a component. If third-party payor reimbursement to providers for procedures involving our products is eliminated or reduced, some of our target customers may be unwilling to purchase our products and may choose to instead purchase less expensive alternatives from our competitors. In addition, third-party payors for hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, typically revise their coverage and payment policies, methodologies and amounts on an annual basis, which can result in noncoverage, stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of or reduction in reimbursement. Further, Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on our products. Healthcare reform legislation at the federal and state levels could result in changes in coverage of and reimbursement for our products. Finally, our revenues also depend upon timely reimbursement data input from our independent agents. All of these factors could adversely affect our business.

Risks Related to Human Capital Management

We have limited staffing and are dependent upon key employees.

Our success is dependent upon the efforts of a relatively small management team and staff. We have experienced a high level of employee turnover in past years, including members of our management team, and have effected reductions in force at times, thereby increasing our dependence upon our remaining employees. While we have employment arrangements in place with our executive and other officers, none of these executive and other officers are bound legally to remain employed with Xtant for any specific term. We do not have key person life insurance policies covering our executive and other officers or any of our other employees. If key individuals were to leave Xtant, our business could be affected adversely if suitable replacement personnel are not recruited quickly.

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

The population around Belgrade, Montana, where our headquarters and production facilities are located, is small, and as a result, there is a limited number of qualified personnel available in all functional areas, which has made it difficult for us to attract and retain the qualified personnel necessary for the development, operation and growth of our business. We have been further impacted by labor shortages. Additionally, the rising cost of living in Belgrade, Montana and surrounding areas has caused some members of the labor force to leave these areas in search of more affordable living arrangements, which has worsened our local labor shortage. Our ability to maintain our productivity at competitive levels and increase production in the future may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. Companies in our industry, including us, are dependent upon an available labor pool of qualified employees. We compete for qualified personnel with other companies, academic institutions, governmental entities, and other organizations. A shortage in the labor pool of workers, which we believe currently exists in Belgrade, Montana, and which has worsened in the past years, has made it more difficult for us to attract and retain qualified personnel. We cannot be certain that we will be able to maintain an adequate qualified labor force necessary to operate efficiently and to support our growth strategy and operations. The tight labor market in the Belgrade, Montana, area has resulted in us operating at less than full capacity at times and required us to enhance our wages and benefit packages to attract a sufficient number of workers, and it is possible that these increased labor costs may not be effective in recruiting and retaining a sufficient number of qualified personnel. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining a sufficient number of qualified personnel in the future. If we cannot attract and retain qualified personnel or if we must increase substantially our labor costs to attract and retain qualified personnel, the growth and success of our business, as well as our operating results and financial condition, will be adversely affected.

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

We rely extensively on IT systems to operate our business, including for materials procurement, manufacturing, invoicing and shipping, transaction processing, financial reporting, regulatory compliance, and data security. If these systems are damaged or fail to function properly due to events such as natural disasters, power outages, system failures, or cybersecurity incidents, and our business continuity plans do not effectively mitigate such events on a timely basis, our operations could be disrupted. Cybersecurity threats have become increasingly prevalent and sophisticated and pose risks to the security of our systems and networks, as well as those of our customers, suppliers, independent sales agents, distributors, and third-party service providers, and to the confidentiality, availability, and integrity of the data they contain. Our remote work arrangements, and those of our third-party service providers, may further increase the risk of phishing, malware, and other cybersecurity attacks. We maintain programs, processes, and technologies designed to prevent, detect, respond to, and mitigate cybersecurity incidents; however, the techniques used to gain unauthorized access continue to evolve and may be difficult to anticipate, identify, or prevent, particularly where protection depends in part on human behavior. While we have experienced cybersecurity incidents in the past that have not been material to date, no assurance can be given that future incidents will not occur or have a material impact.

Maintaining, protecting, and enhancing our IT systems requires significant ongoing investment, and we outsource certain IT functions to third parties that may have access to confidential information and whose systems may also be vulnerable to disruptions or security breaches. The failure of our systems or those of third parties to operate or integrate effectively, or any actual or perceived breach, intrusion, or unauthorized access, could harm our reputation and competitiveness, disrupt operations, delay product fulfillment, reduce efficiency, and require significant remediation costs, any of which could adversely affect our business, operating results, and financial condition. Although we maintain cyber liability insurance, such coverage may not be sufficient to cover all financial, legal, business, or reputational losses resulting from a systems interruption or cybersecurity incident.

We currently use limited agentic and generative artificial intelligence (“AI”) solutions for certain sales, back office, administrative and other functions. We may incorporate additional AI solutions into our IT systems in the future and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that we use to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers’ systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. Our competitors or other third parties may incorporate AI into their IT systems and operations more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our operating results.

Risks Related to Our Outstanding Indebtedness, Need for Additional Financing and Financial Condition

We have significant indebtedness under our Credit Agreements, which contain certain affirmative and restrictive covenants, with which we have had difficulty complying at times. If we are unable to comply with such covenants or generate enough cash flow from our operations to service our indebtedness, our business, operating results, and financial condition, would be materially and negatively impacted.

As of December 31, 2025, we had $14.0 million of principal outstanding under our term loan and revolving credit agreements (“Term Loan Credit Agreement” and “Revolving Credit Agreement,” respectively, and collectively, our “Credit Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust (collectively, “MidCap”), of which $2.8 million has since been repaid using the proceeds from our recent divestitures of certain assets related to our Coflex/CoFix products and international hardware business. These Credit Agreements contain certain affirmative and restrictive covenants, including in particular a $5.0 million minimum liquidity covenant and minimum net product revenue covenant. Under a recent amendment to the Credit Agreements, we must maintain minimum net revenue from our orthobiologics products for the twelve months ending at the end of each quarter through the end of 2028. We have had difficulty complying with these covenants in the past. For example, as of December 31, 2025, our Credit Agreement included a minimum net revenue covenant, however, pursuant to the amendments executed in March 2026, we were not required to comply with the minimum net revenue covenant for the quarter ended December 31, 2025. Under the covenant terms in effect prior to this amendment, we would not have been in compliance with the minimum net revenue required for that quarter. A failure to comply with these covenants and provisions of our Credit Agreements may cause suspension or termination of the Credit Agreements and/or require the immediate repayment of our outstanding indebtedness. If we at any time are unable to meet these covenants or generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to obtain a waiver of or renegotiate the terms of the Credit Agreements, seek to refinance all or a portion of the indebtedness, or obtain additional financing. There can be no assurance that we will be able to successfully obtain a waiver or renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us; and as a result thereof, our creditors may accelerate our debt and seek to enforce remedies under the Credit Agreements.

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

Our Credit Agreements involve additional risks that may adversely affect our liquidity and financial condition.

Availability of funds under the Revolving Credit Agreement is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the borrowers in advance with a formula set forth in the Revolving Credit Agreement. As a result, our access to credit under the Revolving Credit Agreement is subject to fluctuations to our accounts receivable and inventory. Our inability to borrow additional amounts under the Credit Agreements if and when we need them may adversely affect our liquidity and financial condition. In addition, our outstanding indebtedness under the Credit Agreements bears interest at variable rates, which subjects us to interest rate risk and could increase the cost of servicing our indebtedness.

We may need additional financing to satisfy our future liquidity requirements, which financing may not be available on favorable terms, or at all, at the time it is needed and which could reduce our operational and strategic flexibility.

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents and restricted cash balance of approximately $17.3 million as of December 31, 2025, together with the $10.7 million in cash we received on February 27, 2026 from Companion Spine in connection with the Divestitures, our anticipated operating cash flows, and amounts available under our Revolving Credit Agreement with MidCap, will be sufficient to meet our anticipated cash requirements through at least the end of March 2027. Although we currently have availability under our Revolving Credit Agreement, the availability of such funds is determined based on a borrowing base equal to percentages of certain of our accounts receivable and inventory in accordance with a formula set forth in the Revolving Credit Agreement. In addition, all borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects, and the delivery of an updated borrowing base certificate. We may require or we may seek additional funds to fund our future operations and business strategy prior to March 2027. Accordingly, there is no assurance that we will not need or seek additional funding at any time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable. We may seek to raise additional funds through various sources, such as equity and debt financings or additional debt restructurings or refinancings. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects. If adequate funds are not otherwise available, we could be required to curtail operations significantly, including reducing our sales and marketing expenses, which could negatively impact product sales, delaying new product initiatives, and we could even be required to cease operations, liquidate our assets and possibly seek bankruptcy protection.

To the extent we raise additional financing through the sale of equity or convertible debt securities or the restructuring or refinancing of our outstanding debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, or liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to purchasers, which could dilute our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we must obtain the consent of MidCap, and no assurance can be provided that MidCap would provide such consent, which could limit our ability to raise additional financing.

Risks Related to Our Common Stock

Nantahala owns a significant percentage of our common stock and is able to exert significant control over matters subject to stockholder approval, preventing other stockholders and new investors from influencing significant corporate decisions.

Funds affiliated with Nantahala Capital Management, LLC collectively ownapproximately 48.8% of our outstanding common stock. Because of its significant stock ownership, Nantahala has the ability to exert substantial influence over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our certificate of incorporation, bylaws, election and removal of directors, and approval of any significant corporate actions, including any merger, consolidation, or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock. The interests of Nantahala may not be aligned with the interests of our other stockholders. For example, Nantahala may have an interest in pursuing a sale of our Company, acquisitions, divestitures and other transactions or not pursuing such transactions that, in its judgment, could provide Nantahala with liquidity or enhance or reduce its investment, even though such transactions might involve risks to us and our other stockholders. This concentration of voting control could deprive our other stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The market price for securities of medical device and biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. The trading volume and prices of our common stock have been and may continue to be volatile and could fluctuate widely due to factors both within and beyond our control. During 2025, the sale price of our common stock ranged from $0.34 to $0.95 per share, and our daily trading volume ranged from four thousand to 6.9 million shares. Such volatility may be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of our common stock may harm the value of the investment of our stockholders in our common stock. Factors that may have a significant impact on the market price and marketability of our common stock include, among others:

●	our observance of covenants under our Credit Agreements;

●	our ability to make principal, interest and other payments under our Credit Agreements;

●	the terms of any potential future transaction(s) related to debt financing, debt restructuring or capital raising;

●	announcements of technological innovations or new commercial products by us or our present or potential competitors;

●	developments or disputes concerning patent or other proprietary rights;

●	developments in our relationships with employees, suppliers, distributors, sales representatives and customers;

●	acquisitions or divestitures;

●	litigation and government proceedings;

●	adverse legislation, including changes in governmental regulation;

●	third-party reimbursement policies;

●	additions or departures of key personnel;

●	sales of our equity securities by our significant stockholders or management or sales of additional equity securities by our Company;

●	changes in securities analysts’ recommendations;

●	short selling;

●	changes in health care policies and practices or reimbursement affecting our products or technologies;

●	the delisting of our common stock or halting or suspension of trading in our common stock by the NYSE American;

●	economic, social and other external factors, such as epidemics or pandemics, supply chain disruptions, labor shortages and persistent inflation; and

●	general market conditions.

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

From time to time, we issue guidance regarding our expected future performance, such as anticipated annual revenue. This guidance consists of forward-looking statements based on management’s estimates and assumptions as of the date of release and is subject to the qualifications and limitations described in the related disclosures. Our assumptions and estimates are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and may change over time. While we may present guidance as ranges intended to illustrate sensitivity to changes in key variables, actual results may fall outside of these ranges. We provide this guidance primarily to facilitate discussions of our business outlook with analysts and investors and do not assume responsibility for projections or reports prepared by third parties. Guidance is inherently speculative and represents only management’s estimate of future performance as of the date issued. Actual results may differ materially, and the reliability of any forecast diminishes as the forecast horizon lengthens. Our failure to execute our operating strategy or the occurrence of risks described in this Annual Report on Form 10-K could cause actual results to differ materially and adversely from our guidance or market expectations, which could negatively affect investor sentiment and the market price of our common stock. Accordingly, investors should consider our guidance in context and not place undue reliance on it. Our guidance also is not prepared in accordance with, nor intended to comply with, the published guidelines of the American Institute of Certified Public Accountants, and it is not compiled, examined, or reviewed by our independent registered public accounting firm or any other independent party. Accordingly, no opinion or assurance is provided with respect to such guidance.

We may issue additional common stock resulting in stock ownership dilution.

From time to time, we issue equity securities to raise additional financing and in connection with debt restructurings. Dilution may occur due to additional future equity issuances and/or equity financing events by us, including any potential future restructuring of our outstanding indebtedness. In addition, we may raise additional capital through the sale of equity or convertible debt securities, which would further dilute the ownership interests of our stockholders. As of December 31, 2025, we had outstanding warrants to purchase 12,237,470 shares of our common stock. In addition, we had stock options to purchase 3,760,472 shares of our common stock, performance stock units covering 3,340,111 shares of our common stock, assuming target performance, and restricted stock unit or deferred stock unit awards covering 7,669,141 shares of our common stock under our equity-based compensation plans, and 12,966,721 shares available for issuance under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan. If these or any future warrants, options or restricted stock units are exercised or otherwise converted into shares of our common stock, our stockholders will experience additional dilution.

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

Several provisions of our Restated Certificate of Incorporation (“Charter”) and Bylaws could make it difficult for our stockholders to change the composition of our Board of Directors or discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable. These provisions include:

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

These anti-takeover provisions could substantially impede the ability of our stockholders to benefit from a change in control and, as a result, could materially adversely affect the market price of our common stock and the ability of our stockholders to realize any potential change-in-control premium. In addition, the forum selection provision in our Charter could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us.

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

General Risk Factors

Worldwide economic and market conditions, including with respect to financial institutions, global wars and conflicts, and social unrest could adversely affect our revenue, operating results, liquidity, and/or financial condition.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as global wars and conflicts and the stability of the social fabric of our society, affects our business and operating results. Economic slowdowns, periods of high inflation, periods of rising interest rates and recessions, as well as disruptions in access to bank deposits or lending commitments due to bank failures, among other factors, could materially and adversely affect our revenue, operating results, liquidity, and/or financial condition. In addition, adverse or uncertain economic conditions, supply chain disruptions, labor shortages and persistent inflation, and measures taken in response thereto, including interest rate increases, could also adversely impact our suppliers’ ability to provide us with materials and components, which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

We are subject to several other general risks that could adversely affect our business, operating results and financial condition.

The risk factors described above are those that we think may be material with regard to an investment in us that are not applicable generally to all business enterprises. However, we are subject to the many risks that affect all or most business enterprises in the United States, and our business, operating results or financial condition could be materially affected by those risks. For example, the United States has experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The extent to which public health issues impact our business, operating results, and financial condition will depend on future developments, which cannot be predicted. If a contagious disease causes medical facilities to cancel or defer elective procedures that use our products or other significant negative impacts to economic conditions, our business, operating results, and financial condition could be materially adversely impacted.

Item 1B. Unresolved Staff Comments

Not applicable.

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

Role of Management

Management has implemented risk management structures, policies and procedures and is responsible for our day-to-day cybersecurity risk management. Our Vice President of Information Systems, who has been with Xtant since June 2019, is responsible for our day-to-day assessment and management of cybersecurity risks. He is also the founder of a data privacy consulting company and has over 20 years of experience in the data management space. We have implemented a number of processes which allow our Vice President of Information Systems and his team to be informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. These processes include, among other things, system alerts of potential malicious cyber activity, access to real-time dashboards that monitor and assess our systems, status reports provided on a daily, weekly and monthly basis, and regular ongoing communications with service providers regarding potential new attack vectors and vulnerabilities. Our Vice President of Information Systems and his team share such information with our management team and reports information about such risks to our Audit Committee.

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

The Audit Committee reviews a cybersecurity dashboard at its regularly held meetings, which includes certain information about overall security, employee training, and other statistics. Members of our management team often attend these discussions, and the Audit Committee has requested that our Vice President of Information Systems provide updates at two of its meetings annually. The management team and/or Audit Committee, in turn, regularly provide data protection and cybersecurity reports to the full Board of Directors.

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

Item 2. Properties

Our headquarters and manufacturing facility are located at 664 Cruiser Lane, Belgrade, Montana 59714. We also have three other facilities on the contiguous Belgrade campus, located at 600 Cruiser Lane, 732 Cruiser Lane, and at 667 Glider Lane. All our properties are leased under leases that expire in October 2030. The 664 Cruiser Lane lease has a five-year extension option and all other leases have the option to extend for an additional two five-year terms.

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

Item 3. Legal Proceedings

Our legal proceedings are discussed in Note 12 – Commitments and Contingencies in the notes to our consolidated financial statements in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE American under the ticker symbol “XTNT.”

Holders of Record

As of February 28, 2026, we had 162 holders of record. A greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any cash dividends and do not expect to do so in the foreseeable future. In addition, our Credit Agreements with MidCap preclude us from paying dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities of our Company during the quarter ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other equity securities of our Company during the quarter ended December 31, 2025.

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

Business Overview

We develop, manufacture and market regenerative medicine products and medical devices for domestic and international markets. Our products serve the specialized needs of orthopedic and neurological surgeons, as well as trauma, foot and ankle, sports medicine, wound care surgeons including orthobiologics for the promotion of bone healing, amniotic tissue and collagen for both surgical repair and chronic wound care, implants and instrumentation for the treatment of spinal disease. We promote our products primarily in the United States through independent distributors and stocking agents, supported by direct employees.

We have an extensive sales channel of independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network hospitals and through group purchasing organizations. We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is the United States market, we promote and sell our products internationally through stocking distribution partners in Europe, Canada, Mexico, South America, and certain Pacific region countries. We have recently made and intend to continue to make measured investments in the expansion of our commercial team to support our new products and maximize the reach of our broad portfolio of orthobiologics solutions.

We have focused and intend to continue to focus primarily on four key growth initiatives: (1) introduce new products, including our recently launched nanOss Strata™, an advanced synthetic bone graft designed to closely resemble natural bone; CollagenX™, a bovine collagen particulate product for surgical wound closure; OsteoFactor ProTM, an allogenic growth factor solution; and Trivium™, a next-generation demineralized bone matrix, in addition to our introductions in 2024: Cortera® Posterior Fixation System, a viable bone matrix; OsteoVive® Plus and amniotic membrane allografts, SimpliGraft™ and SimpliMaxTM, (2) expand our distribution network; (3) penetrate adjacent markets; and (4) leverage our growth platform with technology and strategic acquisitions. While the intent of these four key growth initiatives is to increase our future revenues, no assurance can be provided that we will be successful in implementing these growth initiatives or increasing our future revenues. Since one of our key growth initiatives is to leverage our growth platform with technology and strategic acquisitions and explore other strategic transactions with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other companies, we, as a matter of course, often engage in discussions with third parties regarding such matters.

During the first quarter of 2025, we entered into a manufacture and license agreement with a distributor pursuant to which we agreed to manufacture and supply to the distributor our SimpliGraft® product under the distributor’s name in exchange for a one-time $1.5 million cash payment and minimum SimpliGraft® product purchase obligations of the distributor. During the fourth quarter of 2024, we entered into a license agreement with a distributor granting an exclusive right and license to manufacture and commercialize in the United States our SimpliMax™ product in exchange for a one-time $1.5 million cash payment and minimum quarterly royalty payments based on the volume of product sold by the distributor. Effective January 1, 2026, the Centers for Medicare & Medicaid Services implemented a Local Coverage Determination with significant changes to reimbursement for cellular and tissue-based products, which impacted our SimpliMax™ and SimpliGraft® products. In addition, on July 14 and 15, 2025, CMS released the CY 2026 Physician Fee Schedule proposal and the CY 2026 Hospital Outpatient Prospective Payment System proposal. Under these rules, which were implemented on January 1, 2026, CMS instituted a consistent payment approach for skin substitutes across the private office and hospital outpatient departments settings with a fixed price of $127.14 per square centimeter. Together with the Local Coverage Determination and a recently announced Wasteful and Inappropriate Service Reduction model, there are several significant potential changes to reimbursement of skin substitutes that have impacted and will likely continue to impact the industry and the sale of our SimpliMax™ and SimpliGraft® products. Because of these regulatory changes, the SimpliGraft® manufacture and license agreement was terminated effective December 31, 2025 and it is possible that the SimpliMax™ license agreement may be terminated, adversely affecting our 2026 and future license revenue. During 2025, we recognized $18.7 million in license revenue and certain product revenue that likely will not repeat in 2026 due primarily to these reimbursement changes. The loss of this license and product revenue will have an adverse impact on our 2026 revenues and other operating results, including in particular, our gross margins.

Sale of Coflex/CoFix Assets and International Hardware Business

On December 1, 2025, we completed the sale of certain assets relating to our Coflex and CoFix products to Companion Spine pursuant to an Asset Purchase Agreement dated July 7, 2025. The total purchase price of the Coflex/CoFix Divestiture was $17.5 million (subject to a closing inventory valuation adjustment set forth in the Coflex/CoFix Agreement). Of the total purchase price, an aggregate of $7.5 million was previously paid to us in cash as non-refundable deposits, $1.8 million was paid to us in cash at the closing, and $8.2 million was paid to us as an unsecured promissory note issued by Companion Spine to us the closing (the “Companion Spine Note”). The outstanding principal balance of the Companion Spine Note, together with the related accrued interest, totaling $8.5 million was paid to us on February 27, 2026.

Also, on December 1, 2025, we completed the sale of all of our shares of equity securities of Paradigm. The total purchase price of the Paradigm Divestiture was $3.9 million, $1.7 million of which was paid to us in cash at the closing and $2.2 million paid on February 27, 2026 in settlement of a net working capital and other purchase price adjustments.

The aggregate purchase price associated with the two Divestitures was $21.4 million. Of the $10.0 million in cash that we received as a result of the Divestitures prior to the end of 2025, $8.0 million was used to repay a portion of our term debt, resulting in $14.0 million in principal outstanding under our term debt as of December 31, 2025. On February 27, 2026, we subsequently received $10.7 million, $2.8 million of which was used to repay a portion of our term debt, resulting in $11.2 million outstanding as of the date of the filing of this report.

In 2025, we recognized $20.3 million in revenue from sales of our Coflex and CoFix products and international hardware products which we sold to Companion Spine. The loss of this revenue will adversely affect our 2026 revenue.

Results of Operations

Comparison of Years Ended December 31, 2025 and December 31, 2024

The following table sets forth our results of operations for 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Product revenue	115,204	86.0%	115,765	98.7%
License revenue	18,723	14.0%	1,502	1.3%
Total Revenue	133,927	100.0%	117,267	100.0%

Cost of Sales	49,654	37.1%	49,051	41.8%
Gross Profit	84,273	62.9%	68,216	58.2%
Operating Expenses
General and administrative	29,375	21.9%	28,691	24.5%
Sales and marketing	45,512	34.0%	49,214	42.0%
Research and development	2,102	1.6%	2,385	2.0%
Total Operating Expenses	76,989	57.5%	80,290	68.5%
Income (Loss) from Operations	7,284	5.4%	(12,074)	(10.3)%
Other (Expense) Income
Interest expense	(3,671)	(2.7)%	(4,160)	(3.5)%
Interest income	94	0.1%	—	0.0%
Unrealized foreign currency translation (loss) gain	(60)	0.0%	5	0.0%
Gain on divestiture	3,281	2.4%	—	0.0%
Other income (expense)	73	0.1%	(33)	(0.0)%
Total Other (Expense) Income	(283)	(0.2)%	(4,188)	(3.6)%
Net Income (Loss) from Operations Before Provision for Income Taxes	7,001	5.2%	(16,262)	(13.9)%
(Provision) Benefit for Income Taxes
Current and Deferred	(2,028)	(1.5)%	(187)	(0.2)%
Net Income (Loss)	$4,973	3.7%	$(16,449)	(14.0)%

Revenue

Total revenue for the year ended December 31, 2025 increased 14% to $133.9 million compared to $117.3 million for the prior year. This increase is attributed primarily to $18.7 million of license revenue recognized for the year ended December 31, 2025 compared to $1.5 million for the year ended December 31, 2024, and an increase in volume of orthobiologics sales. These increases were partially offset by decreased hardware revenue in 2025.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs, and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory and inventory on consignment that may be missing and not returned. Cost of sales increased by 1%, or $0.6 million, to $49.7 million for the year ended December 31, 2025 from $49.1 million for the year ended December 31, 2024. The increase was due primarily to increased charges for excess and obsolete inventory, partially offset by reduced product costs resulting from the transition to internal production in 2025 compared to 2024.

Gross Profit

Gross profit as a percentage of revenue increased to 62.9% for the year ended December 31, 2025 compared to 58.2% for the year ended December 31, 2024. Of this increase, 530 basis points were due to sales mix and greater scale, partially offset by a decrease of 260 basis points due to increased charges for excess and obsolete inventory.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and other professional fees, as well as occupancy costs. General and administrative expenses increased 2%, or $0.7 million, to $29.4 million for the year ended December 31, 2025 compared to $28.7 million for the year ended December 31, 2024. This increase is primarily attributable to $2.2 million of additional expense related to various compensation plans, $0.7 million of additional bad debt expense, $0.7 million of additional legal fees associated primarily with the divestiture transactions with Companion Spine, partially offset by $1.2 million of reduced stock-based compensation expense.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions; personnel costs for sales and marketing employees; costs for trade shows, sales conventions and meetings; travel expenses; advertising; and other sales and marketing related costs. Sales and marketing expenses decreased 8%, or $3.7 million, to $45.5 million for the year ended December 31, 2025 compared to $49.2 million for the year ended December 31, 2024. This decrease is primarily due to reduced commission expense of $3.9 million resulting from revenue mix and $2.1 million of reduced compensation expense related to headcount, partially offset by $2.9 million of additional consulting fees.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new product technologies. Research and development expenses decreased 12%, or $0.3 million, to $2.1 million for year ended December 31, 2025 compared to $2.4 million for the year ended December 31, 2024.

Interest Expense

Interest expense for the year ended December 31, 2025 decreased $0.5 million to $3.7 million as compared to $4.2 million for the year ended December 31, 2024. This decrease resulted primarily from reduced borrowings on our revolving line of credit, as well as prepayments totaling $8.0 million on our term loan, during 2025 as compared to 2024.

Interest Income

We recognized $0.1 million of interest income during the year ended December 31, 2025 related to the Companion Spine Note receivable from the sale of assets related to our Coflex and CoFix products to Companion Spine.

Gain on Divestiture

We recognized a gain on divestiture of $3.3 million for the year ended December 31, 2025 as a result of the sale of assets related to our Coflex and CoFix products and international hardware business to Companion Spine during 2025. No similar gain was recognized during 2024.

Provision for Income Taxes Current and Deferred

Income tax provision for the year ended December 31, 2025 was $2.0 million compared to $0.2 million for the year ended December 31, 2024. This change resulted primarily due to our net income position and an increase in cash federal and state taxes in 2025.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations primarily through operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions. The following table summarizes our working capital as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$17,328	$6,221
Accounts receivable, net	17,803	20,660
Inventories	30,263	38,634
Note receivable	10,462	—
Total current assets	78,245	67,116
Accounts payable	3,844	7,918
Accrued liabilities	10,626	7,771
Current portion of long-term debt	3,500	—
Line of credit	10,857	12,120
Total current liabilities	29,484	28,581
Net working capital	48,761	38,535

Cash Flows

Net cash provided by operating activities for the year ended December 31, 2025 was $12.5 million compared to net cash used in operating activities of $11.9 million for the year ended December 31, 2024. This change relates primarily to net income for the year ended December 31, 2025 compared to a net loss for the year ended December 31, 2024.

Net cash provided by investing activities for the year ended December 31, 2025 was $7.9 million compared to net cash used in investing activities of $3.7 million for the year ended December 31, 2024. This change relates primarily to the proceeds from the Divestitures to Companion Spine.

Net cash used in financing activities for the year ended December 31, 2025 was $9.6 million compared to net cash provided by financing activities of $16.1 million for the year ended December 31, 2024. This change relates primarily to $8.7 million of reduced revolver borrowings, net of repayments, during 2025 compared to 2024; an $8.0 million payment on long- term debt using a portion of the proceeds from the Divestitures in 2025; $5.0 million additional borrowings during 2024; and $4.5 million in proceeds from a private placement during 2024.

Credit Facilities

On March 7, 2024, the Company, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (as amended from time to time, the “Term Credit Agreement”) and an Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (as amended from time to time, the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust (collectively, “MidCap”), each in its respective capacity as agent, and lenders from time to time party thereto.

On May 14, 2024, we entered into Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Term Loan) (“Term Amendment No. 1”), which amended the Term Credit Agreement, and Amendment No. 1 to Amended and Restated Credit, Security and Guarantee Agreement (Revolving Loan) (“Revolving Amendment No. 1” and, together with Term Amendment No. 1, the “Amendments No. 1”), which amended the Revolving Credit Agreement. The Term Amendment No. 1 increased the amount of term loans that may be borrowed by $5.0 million to a maximum of $22.0 million, which was fully drawn as of December 31, 2025. In addition, the Amendments No. 1 re-set the date certain fees payable in connection with optional prepayments are determined to May 14, 2024 and consequently extended such fees’ original expiration. The exit fees were increased by 2.50% to 6.50% of the principal amount borrowed pursuant to the Term Credit Agreement. The terms of borrowing under the Credit Agreements otherwise remained materially unchanged after the Amendments No. 1.

On July 7, 2025, we entered into a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Limited Consent”) with MidCap Financial Trust and a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Limited Consent” and together with the Term Loan Limited Consent, the “Limited Consent Agreements”) with MidCap Funding IV Trust. Under the Limited Consent Agreements, MidCap agreed, subject to the terms and conditions set forth in the Limited Consent Agreements, to, among other things, consent to us entering into the Coflex/CoFix Agreement and Paradigm Agreement and the consummation of the Divestitures in accordance with the terms and subject to the conditions set forth therein, including our prepayment in accordance with the Term Loan Credit Agreement of $9.6 million to MidCap from the proceeds of the Divestitures.

On March 26, 2026, we entered into Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) with MidCap Financial Trust and Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) with MidCap Funding IV Trust (collectively, the “Amendment No. 4s”) pursuant to which we eliminated the requirement to comply with the minimum net revenue covenant for fourth quarter of 2025, adjusted the amortization of the term loan to have amortization calculated off the amount of principal outstanding when amortization payments start instead of the original principal amount of the term loan, and revised the minimum net revenue covenant to align solely with revenue generated from the orthobiologics products and correspondingly adjusted the minimum net revenue amounts.

The Revolving Credit Agreement, as amended, provides for a secured revolving credit facility (the “Revolving Facility,” and, together with the secured term credit facility under the Term Credit Agreement, the “Facilities”) under which the Borrowers may borrow up to $17.0 million at any one time, the availability of which is determined based on a borrowing base equal to percentages of certain accounts receivable and inventory of the Borrowers in accordance with a formula set forth in the Revolving Credit Agreement. All borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.

The Facilities have a maturity date of March 1, 2029. Each of the Borrowers, and the Company, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and the Company’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of the Company and the Borrowers. As of December 31, 2025, we had $10.9 million outstanding and $3.8 million of availability under the Revolving Credit Facility. As mentioned above, on February 27, 2026, we received $10.7 million upon repayment of the Companion Spine Note and settlement of the net working capital and other purchase price adjustments, $2.8 million of which was used to repay a portion of our term debt, resulting in $11.2 million outstanding as of the date of the filing of this report.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR Interest Rate, as such term is defined in the Credit Agreements, plus the applicable margin of 6.50% in the case of the Term Credit Agreement, and an applicable margin of 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of December 31, 2025, the effective rate of the Term Credit Agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 14.08%, and the effective rate of the Revolving Credit Agreement was 8.49%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. As of December 31, 2025, we were in compliance with all applicable covenants under the Credit Agreements. As of December 31, 2025, our Credit Agreements included a minimum net revenue covenant, however, pursuant to the Amendment No. 4s executed in March 2026, we were not required to comply with the minimum net revenue covenant for the quarter ended December 31, 2025. Under the covenant terms in effect prior to the Amendment No. 4s, we would not have been in compliance with the minimum net revenue requirement for that quarter.

Cash Requirements

We believe that our $17.3 million of cash and cash equivalents as of December 31, 2025, together with the $10.7 million in cash we received on February 27, 2026 from Companion Spine in connection with the Divestitures, our anticipated operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least March 2027. However, we may require or seek additional capital to fund our future operations and business strategy prior to March 2027. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities or the restructuring or refinancing of our debt, the interests of our current stockholders may be diluted, and the terms may include discounted equity purchase prices, warrant coverage, liquidation or other preferences or rights that would adversely affect the rights of our current stockholders. If we issue common stock, we may do so at purchase prices that represent a discount to our trading price and/or we may issue warrants to the purchasers, which could further dilute our current stockholders. If we issue preferred stock, it could adversely affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights or preferences granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Prior to raising additional equity or debt financing, we may be required to obtain the consent of MidCap Financial Trust and MidCap Funding IV Trust under our Credit Agreements, and no assurance can be provided that they would provide such consent, which could limit our ability to raise additional financing and the terms thereof.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method and includes materials, labor and overhead. We calculate an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions about anticipated future demand for products. A significant sustained decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development and introductions that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Our estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Our estimates of anticipated future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. Increases in our inventory reserves result in a corresponding expense, which is recorded to cost of sales. We believe the total reserve at December 31, 2025 is adequate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to us as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

52

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xtant Medical Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Xtant Medical Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for excess and obsolete spinal implant inventory

As described further in Note (1), Business Description and Summary of Significant Accounting Policies, to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. The Company calculates an inventory reserve for estimated obsolescence and excess inventory based on historical usage and sales, as well as assumptions regarding future demand for its products. We identified the estimation of reserves for excess and obsolete spinal implant inventory to be a critical audit matter.

The principal consideration for our determination that excess and obsolete spinal implant inventory reserves is a critical audit matter is that the determination involves subjective auditor judgment because of the assumptions and judgments used in determining the excess and obsolete inventory reserves, including future demand for existing and new product launches.

Our audit procedures related to excess and obsolete spinal implant inventory reserves included the following, among others:

●	Obtained an understanding of management’s relevant controls to estimate excess and obsolete spinal implant inventories.
●	Tested the accuracy and completeness of underlying data used in the reserve calculations.
●	Performed sensitivities to evaluate the reasonableness of assumptions used in determining the inventory reserves, specifically future demand for the Company’s products and reserve percentages by inventory type for new launch inventory.
●	Assessed management’s ability to estimate saleable quantities by comparing the prior year estimates to actual sales in the current year.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Minneapolis, Minnesota
March 31, 2026

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue
Product revenue	$115,204	$115,765
License revenue	18,723	1,502
Total Revenue	133,927	117,267

Cost of Sales	49,654	49,051
Gross Profit	84,273	68,216

Operating Expenses
General and administrative	29,375	28,691
Sales and marketing	45,512	49,214
Research and development	2,102	2,385
Total Operating Expenses	76,989	80,290

Income (Loss) from Operations	7,284	(12,074)

Other (Expense) Income
Interest expense	(3,671)	(4,160)
Interest income	94	—
Unrealized foreign currency translation (loss) gain	(60)	5
Gain on divestiture	3,281	—
Other income (expense)	73	(33)
Total Other (Expense) Income	(283)	(4,188)

Net Income (Loss) from Operations Before Provision for Income Taxes	7,001	(16,262)

Provision for Income Taxes Current and Deferred	(2,028)	(187)

Net Income (Loss)	$4,973	$(16,449)

Net Income (Loss) Per Share:
Basic	$0.04	$(0.12)
Dilutive	$0.03	$(0.12)

Shares used in the computation:
Basic	139,531,791	133,665,075
Dilutive	150,042,556	133,665,075

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2025	2024
Net Income (Loss)	$4,973	$(16,449)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	316	(345)
Comprehensive Income (Loss)	5,289	(16,794)

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of December 31, 2025	As of December 31, 2024
ASSETS
Current Assets:
Cash and cash-equivalents	$17,053	$6,199
Restricted cash	275	22
Trade accounts receivable, net of allowance for credit losses of $2,165 and $1,437, respectively	17,803	20,660
Inventories	30,263	38,634
Note receivable	10,462	—
Prepaid and other current assets	2,389	1,601
Total current assets	78,245	67,116
Property and equipment, net	6,202	10,131
Right of use asset, net	3,192	829
Goodwill	6,074	7,302
Intangible assets, net	299	8,356
Other assets	133	103
Total Assets	$94,145	$93,837

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,844	$7,918
Accrued liabilities	10,626	7,771
Current portion long-term debt	3,500	—
Current portion of lease liability	622	703
Current portion of finance lease obligations	35	69
Line of credit	10,857	12,120
Total current liabilities	29,484	28,581
Long-term Liabilities:
Lease liability, net	2,665	166
Financing lease obligations, net	12	47
Long-term debt, plus premium and less issuance costs	11,026	22,038
Deferred tax liability	5	42
Total Liabilities	43,192	50,874

Commitments and Contingencies (Note 12)	—	—

Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 140,039,557 and 139,045,664 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	305,439	302,738
Accumulated other comprehensive income	—	(316)
Accumulated deficit	(254,486)	(259,459)
Total Stockholders’ Equity	50,953	42,963
Total Liabilities & Stockholders’ Equity	$94,145	$93,837

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except number of shares and par value)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Total	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	130,180,031	$—	$294,330	$29	$(243,010)	$51,349

Private placement of common stock, net of issuance costs of $544	7,812,500	—	4,456	—	—	4,456
Common stock issued upon vesting and settlement of restricted stock units	1,314,495	—	—	—	—	—
Withholding on common stock upon vesting and settlement of restricted stock units	(281,220)	—	(178)	—	—	(178)
Stock-based compensation	—	—	4,117	—	—	4,117
Exercise of stock options	19,858		13			13
Foreign currency translation adjustment	—	—	—	(345)	—	(345)
Net loss	—	—	—	—	(16,449)	(16,449)
Balance at December 31, 2024	139,045,664	$—	$302,738	$(316)	$(259,459)	$42,963

Common stock issued upon vesting and settlement of restricted stock units	1,203,987	—	—	—	—	—
Withholding on common stock upon vesting and settlement of restricted stock units	(210,094)	—	(126)	—	—	(126)
Stock-based compensation	—	—	2,892	—	—	2,892
Share authorization costs associated with expansion of 2023 equity plan			(65)			(65)
Foreign currency translation adjustment	—	—	—	316	—	316
Net income	—	—	—	—	4,973	4,973

Balance at December 31, 2025	140,039,557	$—	$305,439	$—	$(254,486)	$50,953

See notes to consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net income (loss)	$4,973	$(16,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,223	4,224
Non-cash interest	537	522
Loss (gain) on sale of fixed assets	251	(264)
Stock-based compensation	2,892	4,117
Provision for reserve on accounts receivable	1,404	823
Provision for excess and obsolete inventory	3,669	485
Gain on divestiture	(3,281)	—
Other	(76)	(5)

Changes in operating assets and liabilities:
Trade accounts receivable	(591)	(755)
Inventories	(1,999)	(2,494)
Prepaid and other assets	(1,537)	(218)
Accounts payable	(3,117)	1,033
Accrued liabilities	4,198	(2,915)
Net cash provided by (used in) operating activities	12,546	(11,896)

Investing activities:
Purchases of property and equipment	(2,382)	(4,113)
Proceeds from sale of fixed assets	232	383
Proceeds from divestiture	10,049	—
Net cash provided by (used in) investing activities	7,899	(3,730)

Financing activities:
Borrowings on line of credit	100,066	112,640
Repayments on line of credit	(101,329)	(105,142)
Payments on long-term debt	(8,000)	—
Payments on financing leases	(67)	(65)
Proceeds from private placement, net of issuance costs	(65)	4,456
Proceeds from issuance of long-term debt	—	5,000
Debt issuance costs	(49)	(651)
Payment of taxes from withholding of common stock upon vesting and settlement of restricted stock units	(126)	(178)
Proceeds from exercise of stock-based compensation	—	13
Net cash (used in) provided by financing activities	(9,570)	16,073

Effect of exchange rate changes on cash and cash equivalents and restricted cash	232	(149)
Net change in cash and cash equivalents and restricted cash	11,107	298
Cash and cash equivalents and restricted cash at beginning of year	6,221	5,923
Cash and cash equivalents and restricted cash at end of year	$17,328	$6,221
Reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$17,053	$6,199
Restricted cash	275	22
Total cash and cash equivalents and restricted cash reported in the consolidated balance sheets	$17,328	$6,221

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

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment; goodwill, intangible assets and liabilities; allowance for credit losses for trade receivables; valuation allowances for inventory, deferred income tax assets and liabilities; current and long-term lease obligations and corresponding right-of-use asset; and estimates for the fair value of long-term debt, stock options and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

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

Cash and cash equivalents classified as restricted cash on the Company’s consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The December 31, 2025 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against the Company’s line of credit the next business day.

Trade Accounts Receivable and Allowances

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

The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customers’ current creditworthiness, customer concentration, age of accounts receivable balance, general economic conditions that may affect a customer’s ability to pay, and management judgment. In addition, we include provision for current expected credit loss based on historical collection experience adjusted for current economic conditions affecting collectability and reasonable and supportable forecast concerning the future. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2025, 2024, and 2023 trade accounts receivable were $20.0 million, $22.1 million, and $21.7 million, respectively, and are presented net of an allowance for credit losses of $2.2 million, $1.4 million, and $0.9 million, respectively.

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

Other Assets

Other assets consist of inventory receivable and the short-term and the long-term portion of prepaid expenses and security deposits.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized; instead, they are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. The Company conducts its impairment test on an annual basis and reviews the assumptions on a quarterly basis. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

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

For each surgical procedure, the sales agent reports use of the product by the hospital and, as soon as practicable thereafter, ensures that the hospital provides a purchase order to the Company. Revenue is recognized at a point in time upon utilization of the product.

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

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer. At December 31, 2025, $0.4 million was included in revenue for products that had not shipped. Occasionally the Company will receive consideration in advance of transferring products to its customers and records a contract liability. During the year ended December 31, 2025, the Company received a $1.5 million upfront payment from a customer, which was recorded as a contract liability within accrued liabilities on the consolidated balance sheet. The contract liability was recognized as revenue as control of the underlying goods transferred to the customer. As of December 31, 2025, the full $1.5 million had been recognized as revenue, and no related contract liability remained outstanding.

License revenue

License revenue is recognized when control of the intellectual property (“IP”) rights is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the licensing of the Company’s IP. Revenue for IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its IP or a right to use its IP, the Company considers the nature of its IP to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s IP.

Revenues from sales-based royalties promised in exchange for a license of IP is recognized at the later of when the underlying sale occurs, or the performance obligation to which some or all of the sales based royalty has been allocated is satisfied.

The Company has a license agreement which grants an exclusive, nontransferable, non-sublicensable, royalty bearing right to manufacture and commercialize one of our products in the United States. The Company concluded that this agreement represented one performance obligation of transferring the IP rights to manufacture and commercialize the product. This was determined to be functional IP. The transaction price included an upfront non-refundable fee of $1.5 million as well as quarterly royalty payments based on the volume of product sold subject to guaranteed quarterly minimums, which aggregated to $3.75 million during 2025. Due to anticipated policy changes by CMS that would affect guaranteed quarterly minimums per the agreement, revenue associated with these quarterly minimums past the fourth quarter of 2025 were considered constrained and, therefore, not recognized when the performance obligation was satisfied as it was not probable as of December 31, 2025 that there would not be a significant reversal of cumulative revenue. Such CMS policy changes went into effect on January 1, 2026.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates. The following table presents revenues from these product lines for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Percentage of Total Revenue	Year Ended December 31, 2024	Percentage of Total Revenue
Orthobiologics	$72,892	54%	$66,419	57%
Spinal implant	42,312	32%	49,346	42%
License revenue	18,723	14%	1,502	1%
Total revenue	$133,927	100%	$117,267	100%

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

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, note receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values based on terms and related interest rates.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. During the years ended December 31, 2025 and 2024, there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

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

Adoption of New Accounting Standard

On December 31, 2025, the Company adopted the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency of income tax disclosures. The guidance in ASU No. 2023-09 allows for a prospective method of transition, with the option to apply the standard retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU prospectively for the period ending December 31, 2025. It affects only our disclosures and does not impact our results of operations or financial condition.

(2) Sale of Coflex/CoFix Assets and International Hardware Business

On December 1, 2025, we completed the sale of certain assets relating to our Coflex and CoFix products (the “Coflex/CoFix Divestiture”) to Companion Spine, LLC and one of its affiliates, Companion Spine SAS (collectively, “Companion Spine”), pursuant to an Asset Purchase Agreement dated July 7, 2025 (the “Coflex/CoFix Agreement”). The total purchase price of the Coflex/CoFix Divestiture was $17.5 million (subject to a closing inventory valuation adjustment set forth in the Coflex/CoFix Agreement). Of the total purchase price, an aggregate of $7.5 million was previously paid to us in cash as non-refundable deposits during third and fourth quarters of 2025, $1.8 million was paid to us in cash at the closing, and $8.2 million was paid to us as an unsecured promissory note issued by Companion Spine to us the closing (the “Companion Spine Note”). Pursuant to subsequent amendments to the Coflex/CoFix Agreement, the maturity date of the Companion Spine Note was extended to January 31, 2026. The outstanding principal balance of the Companion Spine Note, together with the related accrued interest, totaling $8.5 million, was paid to us on February 27, 2026.

Also, on December 1, 2025, we completed the sale of all of our shares of equity securities of Paradigm Spine GmbH, one of our then wholly owned subsidiaries engaged in the operation of our hardware business outside of the United States (“Paradigm”), which constituted 100% of the issued and outstanding shares of equity securities of Paradigm (the “Paradigm Divestiture” and together with the Coflex/CoFix Divestiture, the “Divestitures”), to Companion Spine pursuant to an Equity Purchase Agreement dated July 7, 2025 between us, Paradigm and Companion Spine (the “Paradigm Agreement” and together with the Coflex/CoFix Agreement, the “Divestiture Agreements”). The total purchase price of the Paradigm Divestiture was $3.9 million, $1.7 million of which was paid to us in cash at the closing of the Paradigm Divestiture and $2.2 million of which was paid to us on February 27, 2026 in settlement of the net working capital and other purchase price adjustments.

The aggregate purchase price associated with the two Divestitures was $21.4 million.

The Company determined that the Divestitures do not meet the criteria for classification as discontinued operations for accounting purposes. As a result, all historical operating results for the Coflex/CoFix assets and international hardware business are reflected within the consolidated statements of operations in the consolidated financial statements.

The Company recognized a gain on sale of $3.3 million in connection with the Divestitures during the year ended December 31, 2025. The gain on sale included the divestiture of $0.4 million accumulated other comprehensive income from currency translation adjustment recorded through December 1, 2025. Goodwill of $1.2 million was allocated to the disposal group based on the relative fair values of the divested assets and liabilities and retained assets and liabilities. The assets and liabilities of the disposal group at the December 1, 2025 date of sale and at December 31, 2024 were:

	December 1, 2025	December 31, 2024
ASSETS
Trade accounts receivable, net of allowances for credit losses	$2,032	$2,026
Inventories	7,223	5,097
Prepaid and other current assets	653	769
Property and equipment, net	2,367	2,031
Right of use asset, net	281	229
Intangible assets, net	6,465	7,957
Other assets	203	11
Total Assets	$19,224	$18,120

LIABILITIES
Accounts payable	$1,289	$3,851
Accrued liabilities	1,286	920
Lease liability	281	229
Total Liabilities	$2,856	$5,000

(3) Trade Accounts Receivable, Net

Trade accounts receivable is reduced by an estimated allowance for credit losses based on historical collection experience adjusted for current economic conditions affecting collectability and reasonable and supportable forecasts concerning the future. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Balance at January 1	$1,437	$920
Provision for current expected credit losses	1,229	823
Write-offs against allowance	(218)	(306)
Divested allowance for credit losses	(283)	—
Balance at December 31	$2,165	$1,437

(4) Inventories

Inventories consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$5,689	$6,622
Work in process	4,799	2,812
Finished goods	19,775	29,200
	$30,263	$38,634

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31, 2025	December 31, 2024
Equipment	$7,346	$7,239
Computer equipment	1,252	1,254
Computer software	361	361
Leasehold improvements	4,483	4,356
Surgical instruments	14,070	15,798
Assets not yet in service	897	960
Total cost	28,409	29,968
Less: accumulated depreciation	(22,207)	(19,837)
	$6,202	$10,131

Depreciation expense related to property and equipment, including property under finance lease, for the years ended December 31, 2025 and 2024 was $3.6 million and $2.5 million, respectively.

(6) Goodwill and Intangible Assets

The results of the Company’s annual goodwill impairment tests for the years ended December 31, 2025 and 2024 indicated that no goodwill impairment existed as of the test date.

The change in the carrying amount of goodwill during the year ended December 31, 2025 included the following (in thousands):

December 31, 2024	$7,302
Divestiture	(1,228)
December 31, 2025	6,074

The following table sets forth information regarding intangible assets (in thousands):

December 31, 2025:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	13 years	$1,027	$(728)	$299

December 31, 2024:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	11 years	$2,777	$(948)	$1,829
Customer List	6 years	8,000	(2,445)	5,555
Tradenames	10 years	1,190	(218)	972
		$11,967	$(3,611)	$8,356

Amortization expense was $1.6 million and $1.7 million for the years ended December 31, 2025 and 2024. The following is a summary of estimated future amortization expense for intangible assets as of December 31, 2025 (in thousands):

2026	86
2027	52
2028	52
2029	46
2030	33
Thereafter	30
Total	$299

(7) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Wages/commissions payable	$6,726	$5,565
Taxes payable	2,183	403
Other accrued liabilities	1,717	1,803
Accrued liabilities	$10,626	$7,771

(8) Debt

Long-term debt consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Amounts due under the Term Facility	$14,000	$22,000
Accrued end-of-term payments	817	465
Less: unamortized debt issuance costs	(291)	(427)
Less: Current portion of long-term debt	(3,500)	—
Long-term debt, less issuance costs	$11,026	$22,038

As of December 31, 2025, scheduled principal payments for the term credit agreement are as follows (in thousands):

Period	Scheduled Quarterly Payments	Annually
2026	$1,167	$3,500
2027	1,167	4,667
2028	1,167	4,667
2029	1,167	1,167

On March 7, 2024, the Company’s term credit agreement was amended and restated to, among other things, extend the maturity date to March 1, 2029. An additional $10.0 million tranche, available solely at the discretion of MidCap Financial Trust and the lenders, was added to the term credit agreement and the applicable margin used to determine the per annum interest rate was reduced from 7.00% to 6.50%. The date of certain fees payable in connection with optional prepayments were also reset by the amendment to be determined based on the date the amendment. The Company’s revolving credit agreement was also amended and restated on March 7, 2024, to among other things, increase the commitment amount from $8.0 million to $17.0 million. The maturity of the revolving credit agreement was also extended to March 1, 2029. Minimum revenue requirements specified in the credit agreements were reset and minimum adjusted EBITDA requirements were removed.

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

On July 7, 2025, we entered into a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Limited Consent”) with MidCap Financial Trust and a Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Limited Consent” and together with the Term Loan Limited Consent, the “Limited Consent Agreements”) with MidCap Funding IV Trust (collectively, with MidCap Financial Trust, “MidCap”). Under the Limited Consent Agreements, MidCap agreed, subject to the terms and conditions set forth in the Limited Consent Agreements, to, among other things, consent to us entering into the Coflex/CoFix Agreement and Paradigm Agreement and the consummation of the Divestitures in accordance with the terms and subject to the conditions set forth therein.

On March 26, 2026, we entered into Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) with MidCap Financial Trust and Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) with MidCap Funding IV Trust (collectively, the “Amendment No. 4s”) pursuant to which we eliminated the requirement to comply with the minimum net revenue covenant for fourth quarter of 2025, adjusted the amortization of the term loan to have amortization calculated off the amount of principal outstanding when amortization payments start instead of the original principal amount of the term loan, and revised the minimum net revenue covenant to align solely with revenue generated from the orthobiologics products and correspondingly adjust the minimum net revenue amounts.

As of December 31, 2025, the effective rate of the term loan under the term credit agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 14.08%, and the effective rate of the revolving loan under the revolving credit agreement was 8.49%. As of December 31, 2025, the Company had $10.9 million outstanding and $3.8 million of availability under the Revolving Credit Facility.

The credit agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of certain subsidiaries of the Company, as borrowers (the “Borrowers”), subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the credit agreements require the Borrowers and the Company to maintain net product revenue at or above minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the credit agreements. As of December 31, 2025, the Company was in compliance with all applicable covenants under the credit agreements. As of December 31, 2025, our credit agreements included a minimum net revenue covenant, however, pursuant to the Amendment No. 4s executed in March 2026, we were not required to comply with the minimum net revenue covenant for the quarter ended December 31, 2025. Under the covenant terms in effect prior to the Amendment No. 4s, we would not have been in compliance with the minimum net revenue requirement for that quarter.

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

(9) Equity

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

(10) Stock-Based Compensation

Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan

On July 26, 2023, our stockholders approved and adopted the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which replaced the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Plan”) with respect to future grants of equity awards, although the 2018 Plan continues to govern equity awards granted under the 2018 Plan. The 2023 Plan permits the Board of Directors, or a committee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. The 2023 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee or the Board of Directors may select 2023 Plan participants and determine the nature and amount of awards to be granted. The maximum number of shares of our common stock available for issuance under the 2023 Plan, subject to adjustment pursuant to the terms of the 2023 Plan, as increased by an amendment approved by our stockholders on November 7, 2025, is (i) 17,800,000 shares of common stock; (ii) 7,695,812 shares of common stock remaining available for issuance under the 2018 Plan but not subject to outstanding awards under the 2018 Plan as of July 26, 2023; and (iii) up to 6,686,090 shares of common stock subject to awards outstanding under the 2018 Plan as of July 26, 2023 but only to the extent such awards are subsequently forfeited, cancelled, expire, or otherwise terminate without the issuance of such shares of common stock after such date. As of December 31, 2025, 12,966,721 shares remained available for grant under the 2023 Plan. Under the 2023 Plan, shares of our common stock related to awards granted under the plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of the shares become available again for grant under the plan.

Total stock-based compensation expense recognized for employees and directors was $2.9 million and $4.1 million for the years ended December 31, 2025 and 2024, respectively, and was recognized as general and administrative expense.

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

Stock option activity, including options granted under the 2023 Plan, the 2018 Plan and the prior plan was as follows:

	2025			2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	3,925,403	1.29		4,875,828	1.31
Exercised	—	—		(19,858)	0.64
Cancelled or expired	(164,931)	1.19		(930,567)	1.38
Outstanding at December 31	3,760,472	1.30	5.85	3,925,403	1.29	6.64
Exercisable at December 31	3,210,536	1.33	5.57	2,947,725	1.36	6.08

As of December 31, 2025, total compensation expense related to unvested employee stock options not yet recognized was $0.5 million, which is expected to be allocated to expenses over a weighted-average period of 1.6 years. There was no intrinsic value associated with options exercisable at December 31, 2025. The estimated fair value of stock options granted is determined using the Black-Scholes-Merton method applied to individual grants. There were no stock options granted during the years ended December 31, 2025 and 2024.

Deferred Stock Units and Restricted Stock Units

Under our non-employee director compensation program, non-employee directors may elect to receive deferred stock units, or DSUs, in lieu of their annual restricted stock units, or RSUs. In addition, certain officers have received DSUs instead of RSUs for their annual equity awards in 2025 and 2024. Each RSU or DSU represents the right to receive one share of our common stock. DSU and RSU activity for awards granted under the 2023 Plan and 2018 Plan was as follows:

	2025		2024
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	5,455,472	0.90	3,524,675	1.07
Granted	3,497,772	0.65	4,195,363	0.84
Vested	(1,203,987)	0.89	(1,310,937)	1.13
Cancelled	(80,116)	0.98	(953,629)	0.92
Outstanding at December 31	7,669,141	0.79	5,455,472	0.90

Total compensation expense related to unvested DSUs and RSUs not yet recognized was $3.8 million as of December 31, 2025, which is expected to be allocated to expenses over a weighted-average period of 2.5 years.

Performance Stock Units

During 2024, the Company awarded performance stock units, or PSUs, under the 2023 Plan to certain executive officers and key employees. The Company has awarded an aggregate of 1,894,985 PSUs, assuming target performance, and each PSU award can be earned and vested at the end of a three-year performance period based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies and subject to continued service to the Company. The number of shares of the Company’s common stock to be issued upon vesting and settlement of the PSUs range from 0% to 200% of the target number of shares underlying the award, depending on the Company’s performance against the group of peer companies.

During 2025, the Company awarded PSUs under the 2023 Plan to certain executive officers and key employees. The Company awarded 1,699,402 PSUs, assuming target performance, and each PSU award can be earned at the end of each of the three one-year performance periods based on stock appreciation goals and subject to continued service to the Company. After each one-year performance period, the amount earned in that period will vest equally over the remaining service periods. The number of shares of the Company’s common stock or DSUs to be issued upon vesting and settlement of the PSUs range from 0% to 200% of the target number of shares underlying the award, depending on the Company’s performance against the stock appreciation goals set forth in the awards.

Activity for PSU awards granted under the 2023 Plan, assuming target performance, was as follows for the years ended December 31, 2025 and 2024:

	2025		2024
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at January 1	1,640,709	1.49	—	—
Granted	1,699,402	0.84	1,894,985	1.49
Forfeited	—	—	(254,276)	1.49
Outstanding at December 31	3,340,111	1.16	1,640,709	1.49

The fair value of the PSUs was estimated using a Monte Carlo simulation model and the following assumptions:

	2025	2024
Company volatility	78%	93.34%
Risk-free interest rate	3.58%	4.53%
Initial stock price	$0.6521	Not applicable
Correlation with index	Not applicable	0.06
Dividend yield	0%	0%
Volatility of peer companies	Not applicable	unique to each company in the simulation

The total compensation cost related to unvested PSUs was $2.4 million as of December 31, 2025, which is expected to be allocated to expenses over a weighted-average period of 2.2 years.

(11) Warrants

Warrant activity was as follows for the years ended December 31, 2025 and 2024:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	12,187,470	1.53
Issued	50,000	0.82
Outstanding as of December 31, 2024	12,237,470	1.53
Issued	—	—
Outstanding as of December 31, 2025	12,237,470	1.53

As of December 31, 2025, the weighted average remaining contractual term of outstanding warrants was 0.8 years.

(12) Commitments and Contingencies

Operating Leases

We currently lease various office facilities. These leases are under non-cancelable operating lease agreements with expiration dates in 2030. We have the option for certain leases to extend for one or two five-year term(s) and we have the right of first refusal on any sale.

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

As of December 31, 2025, the weighted-average remaining lease term was 4.9 years. Lease expense related to operating leases was $1.2 million and $0.9 million for the years ended December 31, 2025 and 2024. The Company’s lease agreements do not provide a readily determinable implicit rate nor is one available to the Company from its lessors. Instead, during the year ended December 31, 2025, the Company estimates the weighted-average discount rate for its operating leases to be between 10.93% and 12.46% to discount future cash flows to present value based on the incremental borrowing rate.

Future minimum payments as of December 31, 2025 under these long-term operating leases are as follows (in thousands):

2026	$927
2027	845
2028	857
2029	874
2030	689
Total future minimum lease payments	4,192
Less: amount representing interest	(905)
Present value of obligations under operating leases	3,287
Less: current portion	(622)
Long-term operating lease obligations	$2,665

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

The components of income (loss) from operations before provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
United States	$9,553	$(13,835)
Foreign	$(2,552)	$(2,427)
Total	$7,001	$(16,262)

The components of the (provision) benefit for income taxes current and deferred are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$(1,490)	$—
State	(575)	(113)
Foreign	(1)	(53)
Total current	(2,066)	(166)

Deferred:
Federal	10	(7)
State	28	(14)
Total deferred	38	(21)

Total (provision) benefit for income taxes current and deferred	$(2,028)	$(187)

The reconciliation of income tax benefit (expense) attributable to operations computed at the U.S. Federal statutory income tax rate of 21% to income tax expense is as follows (in thousands):

Year Ended December 31, 2024
Statutory Federal tax rate	$3,415
Valuation allowance	(3,163)
State income taxes, net of Federal benefit	636
Permanent differences	(62)
Change in state income tax rate	(42)
Stock compensation adjustment	(210)
Attribute expiration	(280)
Return to provision and other adjustments	(444)
Foreign rate differential	134
Nondeductible executive compensation	(171)

Total (provision) benefit for income taxes current and deferred	$(187)

	Year Ended December 31, 2025
Income tax at statutory tax rate	$(1,470)	21.0%
State and local income tax, net of federal income tax effect*	(432)	6.2%
Foreign tax effects
Germany
Changes in valuation allowance	4,115	(58.8)%
Reduction in deferred tax assets due to disposal	(4,648)	66.4%
Other adjustments	183	(2.6)%
United Kingdom
Other adjustments	(158)	2.3%
Other foreign jurisdictions	(4)	0.1%
Changes in valuation allowance	4,688	(67.0)%
Nontaxable or nondeductible items
Share-based payment awards	(146)	2.1%
Executive compensation	(195)	2.8%
Other	(13)	0.2%
Other adjustments
Return to provision	659	(9.4)%
Gain on sale of investments	(931)	13.3%
Reduction in deferred tax assets due to 382 limitations	(3,734)	53.3%
Other adjustments	58	(0.8)%
Total (provision) benefit for income taxes current and deferred	$(2,028)	29.0%

*	State taxes in California, New York and Texas made up the majority (greater than 50%) of the tax effect in this category.

Deferred tax components are as follows (in thousands):

	At December 31,
	2025	2024
Deferred tax assets:
Accrued liability for vacation	$141	$173
Accrued commissions and bonuses / compensation	432	115
Accrued contingencies	317	78
Amortization	122	518
Bad debt reserve	553	326
Capitalized R&D expenses	—	850
Charitable contributions carryforward	—	15
Lease liability	851	261
Interest expense	3,660	4,092
Inventory reserve	3,010	2,834
Net operating loss carryovers	8,814	19,160
Stock option compensation	1,230	1,022
UNICAP	142	115
Other	157	103
Total deferred tax assets	19,429	29,662

Deferred tax liabilities:
Depreciation	(370)	(470)
Right of use asset	(815)	(220)
Prepaids	(72)	(65)
Total deferred tax liabilities	(1,257)	(755)

Valuation allowance	(18,177)	(28,949)

Net deferred tax liabilities	$(5)	$(42)

Income taxes paid or refunded are as follows (in thousands):

Year Ended December 31, 2025
Federal	$—
State
Texas	70
New York	17
Tennessee	9
Other	25

Foreign	—

Total income taxes paid (refunded):	121

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the realizable deferred tax assets. The valuation allowance decreased by $10.8 million in 2025 and increased by $3.2 million in 2024.

At December 31, 2025, the Company had total domestic Federal, state and foreign net operating loss carryovers of approximately $34.1 million, $36.7 million and $0.0 million, respectively. Federal net operating losses generated prior to 2018 and State net operating loss carryovers expire at various dates between 2026 and 2045. Federal net operating losses generated after 2017 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. Foreign net operating losses carry forward indefinitely.

The Company has completed studies to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2025. Based upon these studies, the Company determined that ownership changes occurred during 2018 and 2025. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The 2023 through 2025 tax years remain open to examination by the Internal Revenue Service and various other state and foreign tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statute of limitations expire. Foreign tax years remain open from 2022 to 2025.

As of December 31, 2025, we have no unrecognized tax benefits in long-term liabilities.

The Company did not recognize any material interest or penalties related to income taxes for the years ended December 31, 2025 and 2024.

(14) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net income (loss) per share was the same as basic net income (loss) per share for the year ended December 31, 2024, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net loss incurred for the period.

The table below sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$4,973	$(16,449)
Denominator:
Basic – weighted average shares outstanding	139,531,791	133,665,075
Effect of dilutive securities:
Employee restricted stock units, deferred stock units and performance stock units	5,434,407	—
Warrants	5,076,358	—
Diluted – weighted average shares outstanding	150,042,556	133,665,075
Basic earnings per share	0.04	(0.12)
Diluted earnings per share	0.03	(0.12)

For the years ended December 31, 2025 and 2024, 16,496,429 and 21,952,434 stock options, restricted stock units, deferred stock units, performance stock units and warrants were excluded for the diluted earnings per share calculation as they were anti-dilutive.

(15) Employee Benefit Plans

The Company has a 401(k) plan for our employees. The 401(k) plan is a defined contribution plan covering substantially all of our employees. Employees are eligible to participate in the plan on the first day of any month after starting employment. Employees are allowed to contribute a percentage of their wages to the 401(k) plan, subject to statutorily prescribed limits and are subject to a discretionary employer match of 100% of their wage deferrals not in excess of 4% of their wages. The Company contributed $0.6 million and $0.7 million as part of the employer match program for the years ended December 31, 2025 and 2024, respectively.

(16) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid during the period for:
Interest	$3,134	$3,638
Income taxes paid, net	$121	$70
Operating leases	$796	$658
Non-cash activities:
Operating lease liabilities arising from obtaining right-of-use assets in operating activities	$3,219	$111
Note receivable in investing activities	$10,368	$—

(17) Related Party Transactions

The Company was party to an Investor Rights Agreement, as amended, several Registration Rights Agreements and certain other agreements with OrbiMed Royalty Opportunities II, LP and ROS Acquisition Offshore LP, which are funds affiliated with OrbiMed Advisors LLC (collectively, “OrbiMed”). OrbiMed beneficially owned 52.6% of the Company’s common stock as of March 31, 2025, but in April 2025 sold all of its shares of the Company’s common stock to several investors in a private secondary resale transaction. As the lead purchaser in such transaction, funds affiliated with Nantahala Capital Management, LLC (“Nantahala”), an existing stockholder of the Company, purchased 57.0 million shares of the Company’s common stock, which together with shares of common stock previously held by Nantahala, resulted in Nantahala holding shares of common stock representing 48.8% of the issued and outstanding shares of the Company’s common stock. A family member of Stavros Vizirgianakis, a Board member, also participated in the transaction and purchased shares from OrbiMed. The Company was not party to the stock purchase agreement, which was privately negotiated amongst OrbiMed and the purchasers; however, to facilitate the transaction, the Company entered into a registration rights agreement with the purchasers pursuant to which the Company agreed to prepare and file a shelf resale registration statement with the Securities and Exchange Commission (“SEC”) for purposes of registering the resale of the shares and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC. The Company also agreed, among other things, to indemnify the selling stockholders from certain liabilities and to pay all fees and expenses incident to its performance of or compliance with the registration rights agreement. The Company filed this registration statement on May 12, 2025 and it became effective on May 19, 2025. The sale of OrbiMed’s shares resulted in the termination of the Investor Rights Agreement.

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

The table below provides the calculation of consolidated net income (loss), which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$133,927	$117,267
Less cost of sales	49,654	49,051
Gross Profit	84,273	68,216
Gross Margin	62.9%	58.2%
Less:
General and administrative	29,375	28,691
Sales and marketing	45,512	49,214
Research and development	2,102	2,385
Interest expense	3,671	4,160
Interest income	(94)	—
Unrealized foreign currency translation loss (gain)	60	(5)
Gain on divestiture	(3,281)	—
Other (income) expense	(73)	33
Provision (benefit) for income taxes	2,028	187
Net Income (Loss)	$4,973	$(16,449)

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 91% and 90% of revenue was in the United States for the years ended December 31, 2025 and 2024, respectively. Total revenue by major geographic area is as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$122,448	$105,519
Rest of World	11,479	11,748
Total	$133,927	$117,267

(19) Immaterial Out-of-Period Adjustment

During the preparation of the Company’s annual financial statements for the year ended December 31, 2025, management identified errors in amounts recorded in the first, second, and third quarters of the year ended December 31, 2025. Management evaluated each of these items individually and in the aggregate and determined that the errors were not material to any previously issued interim financial statements or to the full fiscal year. However, the aggregate effect of correcting these items in the fourth quarter of 2025 was material to the Company’s results of operations for that period.

The adjustment related to two items. The first adjustment reflects management’s estimates of net realizable value of the hardware product line at each interim balance sheet date in 2025. Subsequent to the commercial launch of the hardware product line in the fourth quarter of 2024, the Company accumulated inventory quantities in excess of anticipated sales demand, requiring recognition of additional cost of sales expense for reserves of excess inventory.

Second, the Company recorded an adjustment related to the amortization of leasehold improvements. Upon further evaluation of the applicable accounting guidance under ASC 842, Leases, management determined that certain leasehold improvements had been amortized over their estimated useful lives rather than over the shorter of their useful lives or the related lease terms, as required. Accordingly, the carrying value of Property and equipment, net-was overstated in prior interim periods.

The Company considered both the quantitative and qualitative factors in accordance with ASC 250-10-S99, Materiality, and evaluated the errors using both the rollover and iron curtain methods. Based on this evaluation, the Company concluded that the errors were not material to previously issued financial statements and recorded the aggregate correction as an out-of-period adjustment in the fourth quarter of fiscal 2025. The Company has not revised previously issued interim financial statements.

The adjustment resulted in a decrease to Inventories of $1.0 million, a decrease to Property and equipment, net of $0.9 million, an increase to General and administrative expenses of $0.1 million and an increase to Cost of sales of $1.8 million in the fourth quarter of 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, and because of the material weakness in our control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective. Additional information regarding the material weakness that existed as of December 31, 2025 is set forth below. Notwithstanding this material weakness, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

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

Material Weakness in Internal Control over Financial Reporting

We identified certain control deficiencies in the design and implementation of our internal control over financial reporting, which constitutes a material weakness as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, our controls surrounding our evaluation of inventory net realizable value were insufficient and did not operate at an appropriate level of precision. Our review and evaluation of inventory failed to identify specific items not assessed for net realizable value under our existing control, which constitutes a material weakness as of December 31, 2025. This material weakness, if not remediated, could result in a material misstatement of one or more disclosures in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Remediation Plan and Status

Our management, under the oversight of the Audit Committee of the Board of Directors, is implementing measures designed to improve our internal control over financial reporting to remediate the identified material weakness. Management has identified and corrected the inventory items that needed an estimate for net realizable value and believes that our consolidated balance sheet as of December 31, 2025 fairly presents in all material respects inventory recorded at net realizable value in conformity with accounting principles generally accepted in the United States of America. To prevent similar occurrences in the future, we plan to evaluate inventory balances outside of the scope of our current process to determine if there are other inventory items that need to be assessed for a specific reserve.

As management continues to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the material weakness. However, we cannot provide assurance that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal control over financial reporting based upon the framework Internal Control - Integrated Framework (2013) as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation and the foregoing, management concluded that due to the material weakness described above, our internal control over financial reporting was not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps taken as described above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 26, 2026, Xtant Medical Holdings, Inc., as guarantor, and its subsidiaries, Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc. and Surgalign SPV, Inc., as borrowers (collectively, the “Borrowers”), entered into  (i) Amendment No. 4 (the “Term Loan Amendment”) to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Credit Agreement”) with MidCap Financial Trust, in its capacity as agent (the “Agent”), and a lender and the additional lenders from time to time party thereto and (ii) Amendment No. 4 (the “Revolving Loan Amendment” and collectively, with the Term Loan Amendment, the “Amendments”) to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”), with MidCap Funding IV Trust, in its capacity as agent, and the lenders from time to time party thereto.

The Amendments eliminate the requirement to comply with the minimum net revenue covenant for fourth quarter of 2025; adjust the amortization of the term loan to have amortization calculated off the amount of principal outstanding when amortization payments start instead of the original principal amount of the term loan; and revise the minimum net revenue covenant to align solely with revenue generated from the orthobiologics products and correspondingly adjust the minimum net revenue amounts.

The foregoing description of the Amendments is only a summary of their material terms and do not purport to be complete and is qualified in their entirety by reference to the full text of the Term Loan Amendment and the Revolving Loan Amendment, which are filed as Exhibit 10.42 and 10.43, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth certain information concerning our current directors and executive officers as of February 28, 2026. No family relationships exist among our directors or executive officers. We sometimes refer to the Board of Directors of Xtant as the “Board.”

Name	Age	Position	Director/Officer Since
Stavros G. Vizirgianakis(3)	55	Chairman of the Board and Director	2022
Sean E. Browne	60	President and Chief Executive Officer and Director	2019
John K. Bakewell(1)(3)	64	Director	2018
Jonn R. Beeson(1)(2)	56	Director	2023
Abhinav Jain(2)(3)	35	Director	2025
Tyler P. Lipschultz(1)(2)	58	Director	2025
Scott C. Neils	41	Chief Financial Officer and Assistant Secretary	2022
Mark A. Schallenberger	40	Chief Operating Officer	2023

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

The business experience of each director and executive officer is summarized below.

Stavros G. Vizirgianakis has served as a member of and Chairman of the Board since August 2022. Mr. Vizirgianakis was elected to the Board in connection with our private placement in August 2022. Mr. Vizirgianakis is the former Chief Executive Officer of Misonix, Inc., a medical device company that Bioventus Inc. acquired in 2021. Mr. Vizirgianakis has a distinguished career in the medical devices field having worked for United States Surgical Corporation as director of sales for sub-Saharan Africa and later Tyco Healthcare in the capacity of General Manager South Africa. In 2006, Mr. Vizirgianakis co-founded Surgical Innovations, which has become one of the largest privately owned medical device distributors in the African region, and now part of the Johannesburg Stock Exchange listed entity Ascendis Health. Mr. Vizirgianakis was Managing Director of Ascendis Medical from January 2014 through July 2016. Mr. Vizirgianakis served as the President and Chief Executive Officer of Misonix from September 2016 through October 2021. Mr. Vizirgianakis currently serves as Chair of the board of directors of Apyx Medical Corporation (NASDAQ: APYX), an advanced energy technology company, and as a member of the board of directors of Medinotec, Inc. (OTCQX: MDNC), a medical device company. He previously served on the board of directors of Bioventus Inc. and Tenaxis Medical, Inc. and is a strategic investor and advisor to numerous medical device startups and established companies in this field. Mr. Vizirgianakis has a Degree in Commerce from the University of South Africa. Mr. Vizirgianakis’s extensive experience as a senior executive of a publicly traded medical technology company, as well as his experience serving on the board of directors of other companies, contributes valuable experience to our Board.

Sean E. Browne has served as our President and Chief Executive Officer since October 2019 and as a member of our Board since October 2019. Prior to this, Mr. Browne served as Chief Revenue Officer of CCS Medical, Inc., a provider of home delivery medical supplies, from September 2014 to June 2019. Prior to CCS Medical, Mr. Browne served as Chief Operating Officer of The Kini Group, an integrated cloud-based software analytics and advisory firm, from March 2013 to August 2014. From November 2007 to March 2016, Mr. Browne served as President and Chief Executive Officer and a director of Neuro Resource Group, a venture start-up medical device company that was sold to a strategic buyer. In other roles, Mr. Browne served as President, Miltex Surgical Instrument Division for Integra LifeSciences Holdings Corporation, a publicly held medical device company that acquired Miltex Holdings, Inc. Mr. Browne served as Vice President, Sales and Marketing of Esurg.com, an e commerce company serving physician and ambulatory surgery markets. Prior to Esurg.com, Mr. Browne served as Senior Vice President, Health Systems Division of McKesson Corporation, a drug company, and prior to McKesson, served in various positions with increasing responsibility at Baxter Healthcare. Mr. Browne holds a Master of Business Administration from the Kellogg School of Management at Northwestern University and a Bachelor of Science degree, with a major in Finance and minor in Statistics, from Boston University. We believe that Mr. Browne’s day-to-day operations experience as a result of his role as our President and Chief Executive Officer enable him to make valuable contributions to our Board. In addition, in his role as President and Chief Executive Officer, Mr. Browne provides unique insight into our business strategies, opportunities and challenges, and serves as the unifying element between the leadership and strategic direction provided by our Board and the implementation of our business strategies by management.

John K. Bakewell has served as a member of our Board since February 2018. He was initially elected to the Board in connection with our restructuring in February 2018. Mr. Bakewell is a strategic executive with more than 30 years of experience in senior executive roles and as a board member of several medical technology companies. He currently serves on the board of directors of Treace Medical Concepts, Inc. (NASDAQ: TMCI), a medical device company. Mr. Bakewell most recently held the position of Chief Financial Officer of Exact Sciences Corporation, a molecular diagnostics company recently acquired by Abbott Laboratories, and previously Chief Financial Officer of Lantheus Holdings, Inc. (NASDAQ: LNTH), a diagnostic medical imaging company. Mr. Bakewell also previously served in Chief Financial Officer positions at Interline Brands, Inc., RegionalCare Hospital Partners, Wright Medical Group, Inc., which was acquired by Stryker Corporation (NYSE: SYK) in November 2020, Cyberonics, Inc., now part of LivaNova PLC (NASDAQ: LIVN), Altra Energy Technologies, Inc. and ZEOS International, Ltd. He began his career in the public accounting profession, serving seven years, collectively, with Ernst & Young and KPMG Peat Marwick. Mr. Bakewell previously served on the board of directors of Neuronetics, Inc. (NASDAQ: STIM), a public medical device company; Entellus Medical, Inc., a public ENT-focused medical device company, until its acquisition by Stryker Corporation; ev3 Inc., a public endovascular medical device company, until its acquisition by Covidien plc; and Corindus Vascular Robotics, Inc., a public cardiovascular robotics medical technology company and now a Siemens Healthineers company. Mr. Bakewell holds a Bachelor of Arts in Accounting from the University of Northern Iowa and is a certified public accountant (current status inactive). Mr. Bakewell’s financial expertise and extensive managerial experience as a senior executive of several publicly traded medical technology companies, as well as his experience serving on the board of directors of other companies contributes valuable experience to our Board.

Jonn R. Beeson has served as a member of our Board since May 2023. Mr. Beeson is a partner with Jones Day, a global law firm, and has been practicing corporate law since 1996. His practice focuses on mergers and acquisitions, divestitures, takeovers, capital raising, securities transactions, corporate governance, and stockholder activism matters. Mr. Beeson represents a variety of corporate clients and is most active in the life sciences, technology and software industries, with significant experience working with a wide range of medical device companies. Mr. Beeson holds a Bachelor of Science degree from the University of California, Irvine, and a Juris Doctor from the University of Pennsylvania. Mr. Beeson’s extensive experience in mergers and acquisitions, corporate governance matters and working with medical device companies contributes valuable experience to our Board.

Abhinav Jain has served as a member of our Board since August 1, 2025. Since July 2019, Mr. Jain has served as an Analyst at Nantahala Capital Management, LLC, an investment management company focused on investments in various sectors, including specialty and generic pharmaceuticals and medtech, and the beneficial owner of 48.8% of our outstanding common stock. Mr. Jain was appointed to the Board at the request of Nantahala and upon a determination by the Board that his appointment is in the best interests of the Company and our stockholders. From 2015 to 2017, Mr. Jain was an Associate at Angelo, Gordon & Co., an alternative asset manager. At Angelo, Gordon & Co., Mr. Jain focused on private equity and structured credit investments. Mr. Jain currently serves as a member of the board of directors of Aytu Biopharma, Inc. (NASDAQ: AYTU), a specialty pharmaceutical company, Talphera, Inc. (NASDAQ: TLPH), a specialty pharmaceutical company, and Eagle Pharmaceuticals, Inc. (OTCMKTS: EGRX, a specialty pharmaceutical company. He holds a Bachelor of Science degree in Chemical-Biological Engineering from Massachusetts Institute of Technology and a Master of Business Administration with honors in Finance and Entrepreneurial Management from The Wharton School of the University of Pennsylvania. Mr. Jain’s financial expertise and experience contributes valuable experience to our Board.

Tyler P. Lipschultz has served as a member of our Board since August 1, 2025. Mr. Lipschultz was appointed to the Board at the request of Nantahala and upon a determination by the Board that his appointment is in the best interests of the Company and our stockholders. Mr. Lipschultz has over 35 years of leadership experience in orthopaedics, spine, and biologics. He currently serves as President of LocateBio, Inc., a U.S. subsidiary of a biotechnology company in England, a position he has held since November 2024. Prior to LocateBio, Mr. Lipschultz served as President, Global Biologics at Orthofix Medical Inc., a global medical technology company, from January 2023 until July 2025. Prior to Orthofix, Mr. Lipschultz served as Senior Vice President, Orthobiologics and Business Development of SeaSpine Holdings Corporation, a global medical technology company focused on surgical solutions for the treatment of spinal disorders, from February 2018 until its acquisition by Orthofix in January 2023, and prior to that position, served as Vice President, Orthobiologics and Business Development of SeaSpine from July 2015 to February 2018. From June 2008 to March 2015, Mr. Lipschultz held positions of increasing responsibility at NuVasive, Inc., a publicly traded medical device company, most recently serving as its Executive Vice President, Global Operations, and, prior to that, Executive Vice President, Biologics. Prior to joining NuVasive, Mr. Lipschultz was a director at ProtoStar, a medical device incubator that formed Annulex, CVRx, and VERTx, which he co-founded. In 2002, VERTx merged with Spine Wave, where Mr. Lipschultz subsequently served in a variety of roles, including Executive Vice President and General Manager of the mechanical business. Prior to ProtoStar, Mr. Lipschultz held the position of Equity Research Analyst at Piper Jaffray and served in various marketing/product management roles at Stryker Corporation, Smith & Nephew plc, and DePuy. Mr. Lipschultz received a Bachelor of Arts degree in Economics and Business Administration from Kalamazoo College and a Master of Business Administration from the executive program at Krannert School of Management at Purdue University. Mr. Lipschultz’s substantial experience in the biologics, orthopaedics, and spine industries contributes valuable experience to our Board.

Scott C. Neils has served as our Chief Financial Officer since June 2022 and was appointed as our Assistant Secretary in September 2025. Prior to that, served as our Interim Chief Financial Officer from January 2022 to June 2022 and as our Controller from August 2019 until January 2022. Mr. Neils has over 15 years of experience focused on public accounting and corporate finance. In this role, Mr. Neils gained extensive experience managing our finance and accounting functions. Prior to joining Xtant, Mr. Neils served as Audit Senior Manager at Baker Tilly US, LLP (formerly Baker Tilly Virchow Krause, LLP), an advisory, tax and assurance firm, from November 2015 to August 2019. Prior to that position, Mr. Neils was at Grant Thornton LLP, an accounting and advisory organization, from September 2007 to November 2015, most recently as Audit Manager. Mr. Neils is a Certified Public Accountant. He holds a Bachelor of Science in Business in Accounting and a Master of Accountancy from the Carlson School of Management at the University of Minnesota.

Mark A. Schallenberger was appointed our Chief Operating Officer in April 2025, and prior to that position, served as Chief Operations Officer since January 2023. Prior to this, Mr. Schallenberger served as Chief Operations Officer of Surgenex LLC, a medical technology manufacturer, from June 2019 to January 2023. Prior to Surgenex, Mr. Schallenberger served as Senior Director of Marketing & Product Development of DCI Donor Services Tissue Bank, a tissue bank, from February 2016 to June 2019. Prior to DCI Donor Services Tissue Bank, Mr. Schallenberger served various roles with increasing responsibility from September 2010 to February 2016 culminating with Director of Scientific Affairs with Xtant Medical Holdings, Inc. formerly Bacterin International Holdings, Inc. Mr. Schallenberger holds a Master of Science in Chemical Biology from The Scripps Research Institute and a Bachelor of Science degree in Chemistry from the University of Montana.

Understanding with Nantahala Regarding Board Composition

Abhinav Jain and Tyler Lipschultz were appointed to our Board effective as of August 1, 2025 at the request of Nantahala and upon a determination by our Board that their appointment and the resulting Board composition is in the best interests of the Company and our stockholders. There is no investor rights agreement or other arrangements between us and Nantahala regarding board composition or other governance rights.

OrbiMed Investor Rights Agreement

Until April 15, 2025, we were party to an Investor Rights Agreement with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC. Under the Investor Rights Agreement, we had granted Royalty Opportunities and ROS certain governance and other rights, including director nomination rights, special approval rights, and rights of first refusal, so long as certain common stock ownership thresholds were maintained by Royalty Opportunities and ROS. As described above, effective April 15, 2025, Royalty Opportunities and ROS sold their shares of our common stock to funds affiliated with Nantahala Capital Management, LLC and certain other investors pursuant to a stock purchase agreement, resulting in OrbiMed Advisors LLC and its affiliates no longer being stockholders of the Company, based on beneficial ownership filings made with the SEC and other information available to us. After the closing of such transaction, on April 15, 2025, we provided Royalty Opportunities and ROS written notice of termination of the Investor Rights Agreement in accordance with Article IV thereof, which provided that the Investor Rights Agreement would terminate upon written notice of either the Company or Royalty Opportunities and ROS at such time as their ownership of our common stock, as a percentage of our outstanding common stock, is less than 10%.

Director Independence

The Board has affirmatively determined that John K. Bakewell, Jonn R. Beeson, Abhinav Jain, Tyler P. Lipschultz and Stavros G. Vizirgianakis are “independent directors,” as defined under the independence standards of the NYSE American, and that former directors, Robert McNamara and Lori Mitchell-Keller, were “independent directors,” as defined under the independence standards of the NYSE American, prior to their resignation from the Board.

Board Leadership Structure

Stavros G. Vizirgianakis serves as Chairman of the Board and has served in this position since August 2022 when he joined our Board in connection with our private placement. Sean E. Browne serves as our President and Chief Executive Officer. We believe this leadership structure is in the best interests of the Company and our stockholders and strikes the appropriate balance between the Chief Executive Officer’s responsibility for the strategic direction, day-to-day leadership, and performance of the Company and the Chairman of the Board’s responsibility to guide the overall strategic direction of the Company, provide oversight of our corporate governance and guidance to our Chief Executive Officer, and to set the agenda for and preside over Board meetings. We recognize that different leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe that we are currently well-served by this leadership structure.

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

Board Committees

We currently maintain three Board committees, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The table below summarizes the current membership of each of our three standing board committees as of February 28, 2026.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Stavros G. Vizirgianakis			Chair
Sean E. Browne
John K. Bakewell	Chair		●
Jonn R. Beeson	●	Chair
Abhinav Jain		●	●
Tyler P. Lipschultz	●	●

Audit Committee

The organization and primary responsibilities of the Audit Committee are set forth in its charter, posted on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”), and include various matters with respect to the oversight of our accounting and financial reporting process and audits of our financial statements. The primary purposes of the Audit Committee include:

●	overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company;

●	providing assistance to the Board with respect to its oversight of the following:

o	integrity of the Company’s financial statements and internal controls;

o	the Company’s compliance with legal and regulatory requirements;

o	the qualifications and independence of the Company’s independent registered public accounting firm; and

o	the performance of the Company’s internal audit function, if any, and independent registered public accounting firm; and

●	preparing the report required to be prepared by the Audit Committee pursuant to the rules of the Securities and Exchange Commission.

The Audit Committee currently consists of Mr. Bakewell (Chair), Mr. Beeson, and Mr. Lipschultz. From January 1, 2025 until August 1, 2025, the Audit Committee consisted of Mr. Bakewell (Chair), Mr. McNamara, a former director, and Ms. Mitchell-Keller, a former director. Under the NYSE American listing standards, all Audit Committee members must be independent directors and meet heightened independence requirements under the federal securities laws. In addition, all Audit Committee members must be financially literate, and at least one member must be financially sophisticated. Further, under SEC rules, the Board must determine whether at least one member of the Audit Committee is an “audit committee financial expert,” as defined by the SEC’s rules. The Board has determined that each of Mr. Bakewell, Mr. Beeson, and Mr. Lipschultz is independent and financially literate and each of the former Audit Committee members, Mr. McNamara and Ms. Mitchell Keller, was independent and financially literate prior to their resignation from the Board. The Board also has determined that Mr. Bakewell is financially sophisticated and qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC and former director, Mr. McNamara, was financially sophisticated and qualified as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC prior to his resignation from the Board.

Compensation Committee

The organization and responsibilities of the Compensation Committee are set forth in its charter, which is posted on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”). The primary purposes of the Compensation Committee include:

●	recommending to the Board all compensation for our Chief Executive Officer and approving all compensation for our other executive officers;

●	administering our equity-based compensation plans;

●	reviewing, assessing, and approving overall strategies for attracting, developing, retaining, and motivating Company management and employees;

●	overseeing the development and implementation of succession plans for the Chief Executive Officer and other key executive officers and employees;

●	reviewing, assessing, and approving overall compensation structure on an annual basis; and

●	recommending and leading a process for the determination of non-employee director compensation.

Although the Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee, it has not done so. Our Chief Executive Officer provides his recommendations to the Compensation Committee regarding compensation to be paid to the executive officers and bonus plan performance objectives and goals. The Compensation Committee may engage and obtain advice and assistance from outside advisors as it deems necessary to carry out its duties. In August 2023, the Compensation Committee engaged Mercer (US) Inc. to serve as its independent compensation consultant and to assist with the assessment of our executive and non-employee director compensation programs. Mercer (US) Inc. did not provide any services to the Company unrelated to executive or director compensation.

The Compensation Committee currently consists of Mr. Beeson (Chair), Mr. Jain, and Mr. Lipschultz. From January 1, 2025 until August 1, 2025, the Compensation Committee consisted of Mr. McNamara (Chair), a former director, Mr. Beeson and Ms. Mitchell-Keller, a former director. The Board has determined that each of Mr. Beeson, Mr. Jain and Mr. Lipschultz satisfies the heightened independence criteria for compensation committee members under the NYSE American listing standards and is a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Board also determined that each of the former Compensation Committee members, Mr. McNamara and Ms. Mitchell-Keller, satisfied the heightened independence criteria for compensation committee members under the NYSE American listing standards and was a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act prior to their resignation.

Nominating and Corporate Governance Committee

The organization and responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, which is posted on our website at www.xtantmedical.com (click “Investors” and “Corporate Governance”). The primary purposes of the Nominating and Corporate Governance Committee include:

●	identifying individuals qualified to become Board members consistent with criteria approved by the Board and recommending to the Board director nominees for election at each annual meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board;

●	making recommendations to the Board regarding director retirement age, tenure and refreshment policies;

●	reviewing and making recommendations to the Board regarding Board committee structure and composition;

●	developing and recommending to the Board a set of corporate governance guidelines and overseeing corporate governance issues; and

●	developing and overseeing an orientation process for new directors and reviewing our policies and programs with respect to the continuing education of directors.

The Nominating and Corporate Governance Committee consists of Mr. Vizirgianakis (Chair), Mr. Bakewell and Mr. Jain. From January 1, 2025 until August 1, 2025, the Nominating and Corporate Governance Committee consisted of Mr. Beeson (Chair), Mr. Bakewell and Mr. Vizirgianakis.

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

Director Nomination Process

Pursuant to its charter, the Nominating and Corporate Governance Committee, in evaluating candidates for nomination to the Board, takes into account the independence and other requirements applicable pursuant to law, SEC rules, the requirements of any stock exchange on which securities of the Company are listed, or otherwise. At a minimum, the Nominating and Corporate Governance Committee considers (i) whether each such nominee has demonstrated, by significant accomplishment in such nominee’s field, an ability to make a meaningful contribution to the Board’s oversight of the business and affairs of the Company and (ii) the nominee’s reputation for honesty and ethical conduct in such nominee’s personal and professional activities. Additional factors which the Nominating and Corporate Governance Committee may consider include a candidate’s judgment, skill, objectivity, independence, leadership, integrity, diversity, business or other experience, financial or other expertise, time availability in light of other commitments and conflicts of interest. The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders and others, as it deems appropriate. In considering candidates submitted by stockholders, the Nominating and Corporate Governance Committee will take into consideration the needs of the Board and the qualifications of the candidate. We do not have a formal diversity policy for directors.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE American listing standards. Our insider trading policy is filed with the SEC as an exhibit to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Executive Compensation

Overview

This section describes the compensation of the executive officers named in the Summary Compensation Table below, which individuals consist of our President and Chief Executive Officer and the two most highly compensated executive officers (other than our President and Chief Executive Officer) serving as executive officers as of December 31, 2025:

●	Sean E. Browne, our President and Chief Executive Officer and principal executive officer (“CEO” or “PEO”);

●	Scott C. Neils, our Chief Financial Officer and Assistant Secretary (“CFO”); and

●	Mark A. Schallenberger, our Chief Operating Officer (“COO”).

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

Elements of Our Executive Compensation Program

During 2025, our executive compensation program consisted of several key elements, which are described in the table below, along with the key characteristics of, and the purpose for, each element and key 2025 changes.

Element	Key Characteristics	Purpose	Key 2025 Changes
Base Salary (Fixed, Cash)	A fixed amount, paid in cash periodically throughout the year and reviewed at least annually and, if appropriate, adjusted.	Provides a source of fixed income that is market competitive and reflects scope and responsibility of the position held.	No changes, other than our COO received an 11% increase in connection with his promotion to COO.

Short-Term Incentive (STI) (Variable, Cash)	A variable, short-term, discretionary element of compensation that is payable in cash based on achievement of key pre-established annual corporate and, in some cases, individual objectives.	Motivates and rewards our executives for achievement of annual corporate and, in some cases, individual objectives.

No changes to target bonus percentages, other than our COO received an increase from 50% to 75% of his base salary.

The pre-established corporate objectives for the 2025 STI plan were total revenue (55% weighting), adjusted EBITDA (40% weighting), and gross margin (5% weighting).

Our CEO had two pre-established individual objective which, if not achieved, could reduce his 2025 STI payout by up to 30%. One-third of our COO’s 2025 STI payout was based on pre-established individual objectives.

Element	Key Characteristics	Purpose	Key 2025 Changes
Long-Term Incentives (LTI) (Variable, Equity-Based Awards)	A variable, long-term element of compensation that is provided in the form of deferred stock units (DSUs) and performance stock units (PSUs).	Aligns the interests of our executives with our stockholders; encourages our executives to focus on our long-term performance; promotes retention; and encourages significant stock ownership.

The number of DSUs and PSUs granted to each NEO was determined based on a certain percentage of their annual base salary, consisting of 100% for our CEO and 50% for our other two NEOs.

While the mix of our LTI program consisted of 50% DSUs and 50% PSUs, the vesting of the PSUs was revised from achievement of relative total stockholder return performance goals to Xtant stock price goals over a three-year performance period.

We used a 30-day volume weighted average price of our common stock to determine the number of DSUs and PSUs to grant. Accordingly, the grant date fair value of these awards may be different than the value we used in determining the number of RSUs or DSUs.

The grant timing changed to November 2025 after stockholder approval of an increase in the number of shares reserved under our stockholder-approved equity incentive plan.

Retirement Benefits	A defined contribution retirement plan with a discretionary company match.	Provides an opportunity for employees to save and prepare financially for retirement.	No changes.

Summary Compensation Table

The table below provides summary information concerning all compensation awarded to, earned by, or paid to our named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Sean E.	2025	$624,000	$100,000	$588,812	$—	$—	$38,864	$1,351,676
Browne President and Chief Executive Officer	2024	617,539	—	1,807,132	—	—	37,065	2,461,736
Mark A. Schallenberger	2025	447,680	$100,000	435,720	—	113,131	14,000	1,110,531
Chief Operating Officer	2024	411,692	—	428,469	—	—	38,800	878,961
Scott C. Neils	2025	416,000	100,000	392,541	—	—	30,828	939,369
Chief Financial Officer and Assistant Secretary	2024	411,692	—	438,551	—	—	33,264	883,507

(1)	Annual cash incentive bonus payouts based on performance against pre-established corporate and, in some cases, individual performance goals are reported in the “Non-equity incentive plan compensation” column. While we generally do not pay any discretionary bonuses or bonuses that are subjectively determined, we awarded a $100,000 discretionary bonus to each NEO for 2025 performance in light of our increased revenue and strategic actions taken in 2025 and for retention purposes, especially in light of no bonuses or non-equity incentive plan compensation earned for 2024.

(2)	Amounts reported represent the aggregate grant date fair value for DSU and PSU awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These are not amounts paid to or realized by the NEOs. We caution that the amounts reported in the table for stock awards and, therefore, total compensation may not represent the amounts that each NEO will actually realize from the awards. Whether, and to what extent, an NEO realizes value will depend on a number of factors, including our future stock price. The grant date fair value of the PSU awards assumes target levels of performance. The grant date fair value of the PSU awards assuming maximum levels of performances are as follows: Mr. Browne ($664,205), Mr. Schallenberger ($491,511), and Mr. Neils ($442,803).

(3)	Amounts reported represent payouts under our annual bonus plan and for each year reflect the amounts earned for that year but paid during the following year. No bonuses were earned or paid for 2024 performance.

(4)	The table below provides information concerning amounts reported in the “All Other Compensation” column of the Summary Compensation Table for 2025 with respect to each named executive officer.

Name	401(k) Match	Commuting Expenses	Total
Sean E. Browne	$14,000	$24,864	$38,864
Mark A. Schallenberger	14,000	—	14,000
Scott C. Neils	14,000	16,828	30,828

Executive Employment and Other Agreements

Executive Employment Agreements

Effective October 7, 2019, we entered into an employment agreement with Sean E. Browne, our President and Chief Executive Officer, which provides for an initial annual base salary of $600,000 (which was subsequently increased to $624,000 in February 2024) and a target annual bonus opportunity equal to 100% of his annual base salary. We agreed to reimburse his reasonable travel and business expenses. Our agreement with Mr. Browne also contains standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control provisions. Effective November 7, 2024, we entered into an amendment to Mr. Browne’s employment agreement to make certain changes to the provisions regarding termination by the Company without “cause” or by Mr. Browne for “good reason” in connection with or within 12 months after a “change in control” (as such terms are defined in the agreement) and the definition of “change in control”. The severance and change in control provisions, as amended, are described under “—Potential Payments upon Termination or Change in Control.”

Effective June 1, 2022, we entered into an employment agreement with Scott C. Neils, our Chief Financial Officer, which provided for an initial annual base salary of $400,000 (which was subsequently increased to $416,000) and a target annual bonus opportunity equal to 50% of his annual base salary. Our agreement with Mr. Neils also contains standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

Effective January 16, 2023, we entered into an employment agreement with Mark A. Schallenberger, formally our Chief Operations Officer and currently our Chief Operating Officer, which provided for an annual base salary $400,000 (which was subsequently increased to $461,760) and a target annual bonus opportunity equal to 50% of his annual base salary (which was subsequently increased to 75%). Our agreement with Mr. Schallenberger also contains standard confidentiality, non-competition, non-solicitation and assignment of intellectual property provisions, as well as standard severance and change in control provisions, which are described under “—Potential Payments upon Termination or Change in Control.”

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

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised option awards and unvested stock awards held by each of our named executive officers that remained outstanding at our fiscal year-end, December 31, 2025. All of the outstanding equity awards described below were either granted under the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (as subsequently amended, the “2023 Plan”) or the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (as subsequently amended, the “2018 Plan”).

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price	Option Expiration Date(2)	Number of Shares or Units of Stock that Have Not Vested(3)	Market Value of Shares or Units of Stock that Have Not Vested(4)
Sean E. Browne
2025-2027 PSUs(5)	11/15/2025	—	—	$—	—	34,994	$27,295
2024-2026 PSUs(6)	04/03/2024	—	—	—	—	365,816	285,336
RSUs(7)	08/15/2023	—	—	—	—	87,108	67,944
DSUs(8)	11/15/2025	—	—	—	—	394,937	308,051
	04/03/2024	—	—	—	—	548,724	428,005
Stock Options	10/15/2019	329,044	—	2.70	10/15/2029	—	—
	11/15/2020	1,468,859	—	1.26	11/15/2030	—	—
	08/15/2023	114,329	88,923	1.20	08/15/2033	—	—
Scott C. Neils
2025-2027 PSUs(5)	11/15/2025	—	—	—	—	26,329	20,537
2024-2026 PSUs(6)	04/03/2024	—	—	—	—	88,776	69,245
RSUs(7)	01/15/2022	—	—	—	—	22,246	17,352
	08/15/2022	—	—	—	—	62,974	49,120
	08/15/2023	—	—	—	—	58,072	45,296
DSUs(8)	11/15/2025	—	—	—	—	263,291	205,367
	04/03/2024	—	—	—	—	133,164	103,868
Stock Options	11/15/2019	20,508	—	1.80	11/15/2029	—	—
	08/15/2021	96,154	—	1.27	08/15/2031	—	—
	01/15/2022	102,341	6,823	0.648	01/15/2032	—	—
	08/15/2023	76,219	59,282	1.20	08/15/2033	—	—
Mark A. Schallenberger
2025-2027 PSUs(5)	11/15/2025	—	—	—	—	29,225	22,796
2024-2026 PSUs(6)	04/03/2024	—	—	—	—	86,735	67,653
RSUs(7)	02/15/2023	—	—	—	—	44,500	34,710
	08/15/2023	—	—	—	—	58,072	45,296
DSUs(8)	11/15/2025	—	—	—	—	292,253	227,957
	04/03/2024	—	—	—	—	130,102	101,480
Stock Options	02/15/2023	72,187	32,813	0.77	02/15/2033	—	—
	08/15/2023	76,219	59,282	1.20	08/15/2033	—	—

(1)	All stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of such shares over the three-year period thereafter in 12 as nearly equal as possible quarterly installments. Options will vest in full immediately if they are not continued, assumed or substituted with equivalent awards upon a change in control or in the event of a termination of employment up to one year following a change in control, and a pro rata percentage will vest immediately if the executive dies.

(2)	All options awards have a 10-year term but may terminate earlier if the recipient’s employment or service relationship with the Company terminates.

(3)	In accordance with the SEC rules, the number of PSUs shown represents the number of units that may be earned as of December 31, 2025 based on threshold performance. The SEC rules require that the threshold number of units be disclosed because the number of units that would have been earned based on actual results under the performance conditions for the respective performance periods was below the threshold level of performance under the program as of December 31, 2025.

(4)	Based on the closing price of our common stock on December 31, 2025 ($0.78), as reported by the NYSE American.

(5)	The 2025-2027 PSU awards will vest, if at all, solely based on our stock price performance established for the three-year performance period, which will end on December 31, 2027. In addition, the PSU awards will vest earlier upon certain terminations of employment and upon a change in control if the award is not continued, assumed, or substituted with equivalent awards by the successor entity. Amounts reported represent the number of PSU awards that were in progress based on threshold levels of performance through December 31, 2027.

(6)	The 2024-2026 PSU awards will vest, if at all, solely based on the achievement of relative total stockholder return performance goals established for the three-year performance period, which will end on December 31, 2026. In addition, the PSU awards will vest earlier upon certain terminations of employment and upon a change in control if the award is not continued, assumed, or substituted with equivalent awards by the successor entity. Amounts reported represent the number of PSU awards that were in progress based on threshold levels of performance through December 31, 2026.

(7)	All RSU awards vest in nearly equal installments annually over a four-year period beginning on the one-year anniversary of the grant date. RSU awards will vest in full immediately if they are not continued, assumed or substituted with equivalent awards upon a change in control or in the event of a termination of employment up to one year following a change in control, and a pro rata percentage will vest immediately if the executive dies.

(8)	All DSU awards vest in nearly equal installments annually over a four-year period beginning on the one-year anniversary of the grant date. DSU awards will vest in full immediately if they are not continued, assumed or substituted with equivalent awards upon a change in control or in the event of a termination of employment up to one year following a change in control, and a pro rata percentage will vest immediately if the executive dies.

Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan

In 2023, the Board and the Company’s stockholders approved and adopted the 2023 Plan and in 2025, the Board and the Company’s stockholders approved and adopted an amendment to the 2023 Plan to increase the number of shares available for issuance by an additional 12,300,000 shares. The purpose of the 2023 Plan is to advance the interests of the Company and our stockholders by enabling us to attract and retain qualified individuals to perform services, provide incentive compensation for such individuals in a form that is linked to the growth and profitability of our company and increases in stockholder value, and provide opportunities for equity participation that align the interests of participants with those of our stockholders.

The 2023 Plan replaced the 2018 Plan. However, the terms of the 2018 Plan continue to govern awards outstanding under the 2018 Plan until exercised, expired, paid, or otherwise terminated or canceled.

The 2023 Plan permits the Board, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, DSUs, performance awards (including PSUs), non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock authorized for issuance under the 2023 Plan is 32,101,902 shares. To date, we have granted stock options, RSUs, DSUs, and PSUs under the 2023 Plan. As of December 31, 2025, 12,966,721 shares of our common stock remained available for issuance under the 2023 Plan.

Policies and Practices Related to the Grant of Certain Equity Awards Close to Time to the Release of Material Nonpublic Information

During 2025, we did not grant any stock options or similar awards as part of our equity compensation program. Our 2025 equity compensation program consisted of a mix of 50% DSU or RSU awards and 50% PSU awards for our executives and certain other employees, 100% RSU awards for our other employees, and 100% DSU or RSU awards for our non-employee directors. With respect to the timing equity awards, we typically grant all equity awards on the 15th day of the month following corporate approval of the awards. If we decide to grant stock options or similar awards in the future, we intend not to grant them in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates.

Potential Payments upon Termination or Change in Control

Executive Employment Agreements

The employment agreements with our executive officers contain severance provisions, including in connection with a change in control. The receipt of any severance by the executive officers is conditioned upon the execution of a release of claims. Under the terms of the employment agreements we have entered into with our named executive officers, if the executive’s employment is terminated by us without “cause” (as defined in the agreement), the executive will be entitled to receive a severance payment equal to 12 months of his annual base salary, payable as salary continuation, reimbursement of COBRA payments for up to 12 months, and the prorated amount of any unpaid bonus for the calendar year in which his termination of employment occurs, if earned pursuant to the terms thereof.

Under the terms of our amended employment agreement with Mr. Browne, if his employment is terminated by us without “cause” or by him for “good reason” in connection with or within 12 months after a “change in control” (as such terms are defined in the agreement), he will be entitled to receive (i) a lump-sum severance payment equal to 1.5 times the sum of his base salary plus his annual target bonus; and (ii) if timely elected, payment of COBRA continuation coverage premiums for up to 18 months. Under the terms of our employment agreements with our other named executive officers, if the executive’s employment is terminated by us without “cause” or by the executive for “good reason” in connection with or within 12 months after a “change in control” (as such terms are defined in the agreement), the executive’s severance payment, as previously described, will be paid in one lump sum.

Equity Award Agreements

All equity awards held by our named executive officers have been granted under 2018 Plan or the 2023 Plan. Under the terms of the 2018 Plan and the 2023 Plan and the award agreements governing these awards, if an executive’s employment or other service with us is terminated for cause, then all outstanding awards held by such executive will be terminated and forfeited. In the event an executive’s employment or other service with us is terminated by reason of death, then:

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

In the event an executive’s employment or other service with us is terminated by reason of disability, then:

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

In the event an executive’s employment or other service with us is terminated for any other reason, then:

●	All outstanding stock options will remain exercisable to the extent exercisable on the termination date for a period of 90 days after the date of such termination (but in no event after the expiration date).

●	All outstanding unvested RSU awards will terminate.

●	All outstanding unvested DSU awards will terminate.

●	All outstanding unvested PSU awards will terminate.

In addition, the equity award agreements governing the equity awards held by our named executive officers contain “change in control” provisions. Under the award agreements, without limiting the authority of the Compensation Committee to adjust awards, if a “change in control” of the Company (as defined in the 2018 Plan and the 2023 Plan) occurs, then, unless otherwise provided in the award or other agreement, if an award is continued, assumed, or substituted by the successor entity, the award will not vest or lapse solely as a result of the change in control but will instead remain outstanding under the terms pursuant to which it has been continued, assumed, or substituted and will continue to vest or lapse pursuant to such terms. If the award is continued, assumed, or substituted by the successor entity and within one year following the change in control, the executive is either terminated by the successor entity without “cause” or, if the executive resigns for “good reason,” each as defined in the award agreement, then the outstanding option will vest and become immediately exercisable as of the termination or resignation and will remain exercisable until the earlier of the expiration of its full specified term or the first anniversary of the date of such termination or resignation, and the outstanding RSU, DSU, or PSU award will be fully vested and will be converted into shares of our common stock immediately thereafter. If an award is not continued, assumed, or substituted by the successor entity, then the outstanding option will be fully vested and exercisable, and the Compensation Committee will either give the executive a reasonable opportunity to exercise the option prior to the change in control transaction or will pay the difference between the exercise price of the option and the per share consideration paid to similarly situated stockholders. Under these conditions, the outstanding RSU or DUS or award will be fully vested and will be converted into shares of our common stock immediately thereafter and the PSU awards will become earned and paid out based on the transaction value as provided in the change in control transaction or as provided in the agreement.

Director Compensation

Director Compensation Program

Our director cash compensation consists of an annual cash retainer paid to each non-employee director and an additional annual cash retainer paid to the Chairman of the Board, Chair of each of our Board Committees and Board Committee members, and annual equity grants.

The table below sets forth the annual cash retainers for 2025:

Description	Annual Cash Retainer
Non-Employee Director (other than Board Chairman)	$55,000
Board Chairman	110,000
Audit Committee Chair	22,500
Audit Committee Member (other than Chair)	11,250
Compensation Committee Chair	16,250
Compensation Committee Member (other than Chair)	8,125
Nominating and Corporate Governance Committee Chair	10,000
Nominating and Corporate Governance Committee Member (other than Chair)	5,000

In addition to annual cash retainers, our non-employee director compensation program provides for annual equity grants. In 2025, annual RSU or DSU awards were granted to all of our non-employee directors, with an additional award granted to Mr. Vizirgianakis in consideration of his Chairman of the Board role and to recognize the significant time and effort he dedicated to Board matters during 2025. Because we use a 30-day volume weighted average price of our common stock to determine the number of RSUs or DSUs to grant, the grant date fair value of these awards may be different than the value we used in determining the number of RSUs or DSUs. Consistent with our equity grant policy, these equity grants were granted on November 15, 2025, the 15th date of the month following corporate approval of the awards.

We have adopted a director education reimbursement policy, pursuant to which we will reimburse directors for all reasonable costs of attending director education programs to encourage continuing director education. Amounts reimbursed include costs associated with attending each program, including tuition, travel, lodging and meals. In addition, we will reimburse directors for the reasonable cost of subscriptions to periodicals or online information services relating to corporate governance and other subject matters relevant to board service, as well as membership fees of organizations which promote corporate governance and board education. Directors serving on multiple boards are encouraged to obtain pro rata reimbursement of their director education expenses from each corporation that they serve, but we will nonetheless reimburse 100% of the costs if this is not practicable.

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

Director Compensation Table for Fiscal 2025

The table below describes the compensation earned by individuals who served as directors during fiscal 2025, other than Sean E. Browne, our President and Chief Executive Officer. Mr. Browne is not compensated separately for his service as a director, and his compensation is discussed under “—Executive Compensation.”

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards(3)	All Other Compensation	Total
John K. Bakewell	$82,500	$102,848	$—	$—	$185,348
Jonn R. Beeson	82,865	102,848	—	—	185,713
Abhinav Jain	28,385	102,848	—	—	131,233
Tyler Lipschultz	30,990	102,848	—	—	133,838
Robert E. McNamara(4)	48,125	—	—	—	48,125
Lori D. Mitchell-Keller(4)	43,385	—	—	—	43,385
Stavros G. Vizirgianakis	117,083	359,969	—	—	477,052

(1)	Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value for the RSU awards or DSU awards granted to each non-employee director in 2025 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the closing price of our common stock on the grant date. These grant date fair value amounts may differ from the amounts provided in our non-employee director compensation program since the number of RSU or DSU awards is determined based on our stock price as of a date prior to the actual grant date.

(2)	On November 15, 2025, each non-employee director serving at the time, other than Mr. Vizirgianakis, received an RSU or DSU award covering 158,228 shares of our common stock, and Mr. Vizirgianakis, as Chair of the Board, received DSU awards covering an aggregate of 553,797 shares of our common stock. As of December 31, 2025, the non-employee directors held the following unvested stock awards: Mr. Bakewell (158,228); Mr. Beeson (158,228); Mr. Jain; (158,228); Mr. Lipschultz (158,228); and Mr. Vizirgianakis (553,797).

(3)	As of December 31, 2025, the non-employee directors held the following option awards: Mr. Bakewell (28,230); Mr. Beeson (28,230); and Mr. Vizirgianakis (42,345).

(4)	Each of Mr. McNamara and Ms. Mitchell-Keller resigned as a director of the Company effective August 1, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Significant Beneficial Owners

The table below sets forth, as of February 28, 2026, information as to beneficial owners that have reported to the SEC or have otherwise advised us that they are a beneficial owner, as defined by the SEC’s rules and regulations, of more than 5% of our outstanding common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	Nantahala Capital Management, LLC(2) 130 Main Street, 2nd Floor New Canaan, CT 06840	68,394,000	48.8%
Common Stock	Stavros G. Vizirgianakis(3) 664 Cruiser Lane Belgrade, MT 59714	8,449,102	6.0%
Common Stock	Lytton-Kambara Foundation(4) 467 Central Park West New York, NY 10025	7,702,002	5.5%

(1)	Percent of class is based on 140,068,260 shares of our common stock outstanding as of February 28, 2026.

(2)	Based on information contained in a Schedule 13D, as amended, filed with the SEC on August 5, 2025. Represents 68,394,000 shares of common stock beneficially owned by Nantahala Capital Partners Limited Partnership, a Massachusetts limited partnership (“NCP”) and Nantahala Capital Management, LLC, a Massachusetts limited liability company (“Nantahala”) through certain managed accounts and private funds including NCP (collectively, the “Nantahala Investors”). Nantahala serves as General Partner, Investment Manager, or Sub-Advisor to the Nantahala Investors. Wilmot B. Harkey and Daniel Mack are the principals and managing members of Nantahala. Mr. Harkey and Mr. Mack may be deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to be beneficial owners all of the shares of Common Stock held by the Nantahala Investors. Mr. Harkey and Mr. Mack have shared dispositive power and voting power over the shares.

(3)	Based in part on information contained in a Schedule 13D filed with the SEC on September 6, 2022 and other information available to the Company. The number of shares consists of 5,995,355 shares of our common stock, 966,418 shares of vested DSUs, 42,345 shares of our common stock issuable upon exercise of options and 1,444,984 shares of our common stock issuable upon exercise of warrants.

(4)	Based on information contained in a Schedule 13G/A filed with the SEC on February 17, 2026. Represents 7,702,002 shares of our common stock held by Lytton-Kambara Foundation. Laurence Lytton has voting and investment control over the shares of our common stock held by the Lytton-Kambara Foundation.

Security Ownership of Management

The table below sets forth information relating to the beneficial ownership of our common stock as of February 28, 2026, by:

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each person is determined in accordance with the SEC’s rules and regulations, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules and regulations, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 28, 2026, through the exercise of any stock option, warrants, or other rights or the vesting of any RSU and DSU awards. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 140,068,260 shares of our common stock outstanding as of February 28, 2026. Shares of our common stock that a person has the right to acquire within 60 days of February 28, 2026, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	John K. Bakewell	784,118	*
Common Stock	Jonn R. Beeson	1,656,711	1.2%
Common Stock	Sean E. Browne	3,652,348	2.6%
Common Stock	Abhinav Jain	—	*
Common Stock	Tyler P. Lipschultz	—	*
Common Stock	Stavros G. Vizirgianakis(2)	8,449,102	5.9%
Common Stock	Scott C. Neils	680,781	*
Common Stock	Mark A. Schallenberger	367,285	*
Common Stock	All current executive officers and directors as a group (8 persons)(3)	15,590,345	10.7%

*	Less than 1% of outstanding shares of common stock.

(1)	Includes for the persons listed below the following shares subject to warrants, options, RSUs and DSUs held by that person that are currently exercisable or become exercisable within 60 days of February 28, 2026:

Name	Warrants	Options	DSUs and RSUs
John K. Bakewell	—	28,230	307,342
Jonn R. Beeson	253,818	28,230	307,342
Sean E. Browne	—	1,924,935	365,816
Abhinav Jain	—	—	—
Tyler P. Lipschultz	—	—	—
Stavros G. Vizirgianakis	1,444,984	42,345	966,418
Scott C. Neils	—	310,514	88,774
Mark A. Schallenberger	—	163,438	86,734
All current directors and executive officers as a group (8 persons)	1,698,802	2,497,692	2,122,426

(2)	Based in part on information contained in a Schedule 13D filed with the SEC on September 6, 2022 and other information available to the Company. The number of shares consists of 5,995,355 shares of our common stock, 966,418 shares of vested DSUs, 42,345 shares of our common stock issuable upon exercise of options and 1,444,984 shares of our common stock issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	14,769,724	(1)	$1.30	(2)	12,966,721	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	14,769,724	(1)	$1.30	(2)	12,966,721	(3)

(1)	Amount includes 1,167,713 shares of our common stock issuable upon the exercise of stock options granted under the 2023 Plan; 2,592,759 shares of our common stock issuable upon the exercise of stock options granted under the 2018 Plan, 2,847,536 shares of our common stock issuable upon the settlement of RSU awards granted under the 2023 Plan, 4,642,717 shares of our common stock issuable upon the settlement of DSU awards granted under the 2023 Plan, 3,340,111 shares of our common stock issuable upon the settlement of PSU awards granted under the 2023 Plan (assuming target performance), and 178,888 shares of our common stock issuable upon the settlement of RSU awards granted under the 2018 Plan. Maximum performance under the PSU awards would result in the issuance of an additional 3,340,111 shares of common stock upon settlement thereof.

(2)	Not included in the weighted-average exercise price calculation are 3,026,424 RSU awards, 4,826,926 DSU awards and 3,340,111 PSU awards (assuming target performance).

(3)	Amount includes 12,966,721 shares of our common stock remaining available for future issuance under the 2023 Plan. No shares remain available for grant under the 2018 Plan or any other plans since such plans have been terminated with respect to future grants.

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

Sale of Shares by OrbiMed and Registration Rights Agreement

On April 10, 2025, ROS Acquisition Offshore LP, OrbiMed Royalty Opportunities II, LP and Royalty Opportunities S.àr.l (together, the “OrbiMed Sellers”), each of which are affiliates of OrbiMed Advisors LLC and collectively former majority stockholders of the Company, entered into a stock purchase agreement with funds affiliated with Nantahala Capital Management, LLC (a beneficial owner of more than 5% of our common stock as of April 10, 2025), Carol Ann Vizirgianakis (the mother of Stavros G. Vizirgianakis, a director of the Company and Chairman of the Board), and certain other purchasers (collectively, the “Purchasers”), pursuant to which the OrbiMed Sellers agreed to sell and sold to the Purchasers an aggregate of 73,114,592 shares of our common stock at a per share price of $0.42. We were not party to the stock purchase agreement, which was privately negotiated amongst the OrbiMed Sellers and the Purchasers. However, to facilitate the transaction, we entered into a registration rights agreement with the Purchasers pursuant to which we agreed to prepare and file a shelf resale registration statement with the SEC for purposes of registering the resale of the shares and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC. We also agreed, among other things, to indemnify the selling stockholders from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the registration rights agreement. We filed this registration statement on May 12, 2025, and it became effective on May 19, 2025.

OrbiMed Investor Rights Agreement

Until April 15, 2025, we were party to an Investor Rights Agreement with OrbiMed Royalty Opportunities II, LP (“Royalty Opportunities”) and ROS Acquisition Offshore LP (“ROS”), which are funds affiliated with OrbiMed Advisors LLC. Under the Investor Rights Agreement, we had granted Royalty Opportunities and ROS certain governance and other rights, including director nomination rights, special approval rights, and rights of first refusal, so long as certain common stock ownership thresholds were maintained by Royalty Opportunities and ROS. As described above, effective April 15, 2025, Royalty Opportunities and ROS sold their shares of our common stock to funds affiliated with Nantahala Capital Management, LLC and certain other investors pursuant to a stock purchase agreement, resulting in OrbiMed Advisors LLC and its affiliates no longer being stockholders of the Company, based on beneficial ownership filings made with the SEC and other information available to us. After the closing of such transaction, on April 15, 2025, we provided Royalty Opportunities and ROS written notice of termination of the Investor Rights Agreement in accordance with Article IV thereof, which provided that the Investor Rights Agreement would terminate upon written notice of either the Company or Royalty Opportunities and ROS at such time as their ownership of our common stock, as a percentage of our outstanding common stock, is less than 10%.

Understanding with Nantahala Regarding Board Composition

Abhinav Jain and Tyler Lipschultz were appointed to our Board effective as of August 1, 2025 at the request of Nantahala and upon a determination by our Board that their appointment and the resulting Board composition is in the best interests of the Company and our stockholders. There is no investor rights agreement or other arrangements between us and Nantahala regarding board composition or other governance rights.

Vizirgianakis Lead Investor Agreement

As described in more detail under “General Information about the Board of Directors and Corporate Governance—Termination of Investor Rights Agreement,” we are party to an agreement with Stavros G. Vizirgianakis, a director and Chairman of the Board, as the lead investor of our 2022 private placement, pursuant to which we agreed, among other things, to provide him certain director nomination rights. These director nomination rights terminated on October 7, 2024.

Family Relationships

There are no family relationships between or among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Director Independence

The Board has affirmatively determined that John Bakewell, Jonn Beeson, Abhinav Jain, Tyler Lipschultz, and Stavros Vizirgianakis are “independent directors,” as defined under the independence standards of the NYSE American.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and 2024 by Grant Thornton LLP.

	2025	2024
Audit fees	$906,375	$764,185
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$906,375	$764,185

In the foregoing table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with statutory and regulatory filings or engagements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice, and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $25,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Grant Thornton during 2025 and 2024.

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

Exhibit No.	Description
2.1†	Equity Purchase Agreement, dated February 28, 2023, among Xtant Medical Holdings, Inc, Surgalign SPV, Inc., Surgalign Spine Technologies, Inc., and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.2†	Asset Purchase Agreement, dated as of June 18, 2023, between Surgalign Holdings, Inc. and Xtant Medical Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.3	First Amendment to Asset Purchase Agreement, dated as of July 10, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.4	Second Amendment to Asset Purchase Agreement, dated as of July 20, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.5	Third Amendment to Asset Purchase Agreement, dated as of July 24, 2023, between Xtant Medical Holdings, Inc. and Surgalign Holdings, Inc. (filed as Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

2.6†	Asset Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Surgalign SPV, Inc., and Companion Spine, LLC, or its Affiliate designee (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.7†	Amendment to Asset Purchase Agreement, dated as November 30, 2025, between Xtant Medical Holdings, Inc., Surgalign SPV, Inc., and Companion Spine, LLC or its Affiliate designee (filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.8*	Second Amendment to Asset Purchase Agreement, dated January 14, 2026, between Xtant Medical Holdings, Inc. and Companion Spine France SAS, as assignee of Companion Spine, LLC

2.9†	Equity Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Paradigm Spine GmbH, and Companion Spine, LLC (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.10	Amendment to and Assignment of Equity Purchase Agreement, dated November 30, 2025, among Xtant Medical Holdings, Inc., Paradigm Spine GmbH, Companion Spine, LLC and Companion Spine France SAS (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-34951) and incorporated by reference herein)

4.3	Registration Rights Agreement, dated as of February 24, 2021, between Xtant Medical Holdings, Inc. and the investor party thereto (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 6, 2021 (Sec File No. 333-255074) and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of August 25, 2022, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

4.6	Registration Rights Agreement, dated as of July 6, 2023, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on July 7, 2023 (SEC File No. 333-273169) and incorporated by reference herein)

4.7	Registration Rights Agreement, dated as of August 9, 2024, by and among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on September 3, 2024 (SEC File No. 333-281910) and incorporated by reference herein)

4.8	Registration Rights Agreement, dated as of April 10, 2025, among Xtant Medical Holdings, Inc. and each of the several purchasers signatory thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

4.9	Form of Vendor Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.1●	Amended and Restated Xtant Medical Equity Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (SEC File No. 001-34951) and incorporated by reference herein)

10.2●	Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.3●	Xtant Medical Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2020 (SEC File No. 001-34951) and incorporated by reference herein)

10.4●	Xtant Medical Holdings, Inc. Second Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description

10.5●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.6●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018 (SEC File No. 001-34951) and incorporated by reference herein)

10.7●	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.8●	Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.9●	Xtant Medical Holdings, Inc. Amended and Restated 2023 Equity Incentive Plan (as Amended on November 7, 2025) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

10.10●	Form of Employee Stock Option Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.11●	Form of Employee Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.12●	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.13●	Form of Non-Employee Director Deferred Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.14●	Form of 2024 Employee Performance Share Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.15●	Form of Executive Officer Deferred Stock Unit Award Agreement for use with the Xtant Medical Holdings, Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.16●*	Form of Employee Performance Share Unit Award Agreement for use with the Xtant Medical Holdings, Inc. Amended and Restated 2023 Equity Incentive Plan

10.17●	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description

10.18●	Employment Agreement, effective as of October 7, 2019, between Xtant Medical Holdings, Inc. and Sean E. Browne (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019 (SEC File No. 001-34951) and incorporated by reference herein)

10.19●	Amendment No. 1 to Employment Agreement effective as of August 8, 2024 between Xtant Medical Holdings, Inc. and Sean E. Browne (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.20●	Employment Agreement, effective as of June 1, 2022, between Xtant Medical Holdings, Inc. and Scott Neils (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.21●	Employment Agreement, effective as of January 16, 2023, between Xtant Medical Holdings, Inc. and Mark A. Schallenberger (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.22●	Letter Agreement, dated August 25, 2022, between Xtant Medical Holdings, Inc. and Stavros Vizirgianakis (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.23	Securities Purchase Agreement, dated as of August 23, 2022, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.24	Securities Purchase Agreement, dated as of July 3, 2023, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

10.25	Securities Purchase Agreement, dated as of August 7, 2024, among Xtant Medical Holdings, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.26	Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of March 7, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Financial Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.27	Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of March 7, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., and any additional guarantor that hereafter becomes party thereto, and MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.28	Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of May 14, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description

10.29	Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of May 14, 2024, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

10.30	Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of April 9, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

10.31	Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of April 9, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

10.32	Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of July 7, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

10.33	Limited Consent and Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of July 7, 2025, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

10.34	Commercial Lease, dated February 1, 2012, between Cruiser Lane, LLC and Bacterin International Holdings, Inc. (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.35	Addendum to Commercial Lease, dated December 3, 2018, between Cruiser Lane, LLC and Bacterin International Holdings, Inc. (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.36	Addendum to Commercial Lease, dated July 29, 2022, between Cruiser Lane, LLC and Xtant Medical, Inc. f/k/a Bacterin International Holdings, Inc. (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

Exhibit No.	Description

10.37*	Addendum to Commercial Lease, dated September 8, 2025, between Cruiser Lane, LLC and Xtant Medical, Inc.

10.38*	Lease Agreement, dated August 12, 2025, between McClellan Farm and Xtant Medical, Inc.

10.39	Triple Net Commercial Lease, dated October 23, 2015, between Shep Does Stuff LLC and Bacterin International, Inc. (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-34951) and incorporated by reference herein)

10.40*	Lease Modification Agreement, dated September 8, 2025, between Step Does Stuff LLC and Bacterin International, Inc., now known as Xtant Medical, Inc.

10.41*	Commercial Lease, dated April 25, 2025, between Clair W Daines and Sharon R Daines Trustees and Xtant Medical, Inc.

10.42*	Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of March 26, 2026, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto

10.43*	Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of March 26, 2026, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto

19.1	Xtant Medical Holdings, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-34951) and incorporated by reference herein)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Xtant Medical Holdings, Inc. Clawback Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-34951) and incorporated by reference herein)

101.INS*	Inline XBRL INSTANCE DOCUMENT (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

●	Indicates a management contract or compensatory plan
*	Filed herewith
**	Furnished herewith
†	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

Item 16.	Form 10-K Summary

Optional disclosure, not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

March 31, 2026	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2026.

Signature	Title

/s/ Sean E. Browne	President and Chief Executive Officer
Sean E. Browne	(principal executive officer)

/s/ Scott C. Neils	Chief Financial Officer
Scott C. Neils	(principal financial and accounting officer)

/s/ John K. Bakewell	Director
John K. Bakewell

/s/ Jonn R. Beeson	Director
Jonn R. Beeson

/s/ Abhinav Jain	Director
Abhinav Jain

/s/ Tyler P. Lipschultz	Director
Tyler P. Lipschultz

/s/ Stavros G. Vizirgianakis	Director
Stavros G. Vizirgianakis

