Form 10-Q
period 2026-03-31
Xtant Medical Holdings, Inc.
filed 2026-05-13
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, there were 140,262,960 shares of common stock of the registrant outstanding.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

March 31, 2026

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including, without limitation, those described below:

●	our ability to maintain and increase revenue and improve our gross margins, our operating expenses as a percentage of revenue, and obtain and sustain profitability;

●	our ability to execute our strategic priorities and become operationally self-sustaining by controlling our supply chain and becoming less reliant on production and manufacturing of our products outside of our control, which we believe will allow us to be a larger and more diverse producer of biologics;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue, and scale and risks associated with such growth and process improvement initiatives;

●	risks associated with strategic transactions, including our recently announced exclusive distribution agreement with Dilon Technologies, Inc. (“Dilon”), the recent sale of certain assets relating to our Coflex and CoFix products and our international hardware business to Companion Spine, LLC (“Companion Spine”), and prior acquisitions;

●	our ability to sell successfully the HEMOBLAST® Bellows product that we distribute on an exclusive basis and the effect of this arrangement, including our hiring of approximately 20 additional sales personnel in connection therewith and future possible cross-selling opportunities, on our business, operating results and financial condition;

●	the effect of global economic and geopolitical conditions, including economic uncertainty and a possible future recession, tariffs, inflation, rising interest rates, and supply chain disruptions on our business, operating results and financial position, which, among other effects, could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	our dependence on and ability to retain and recruit qualified sales personnel, independent sales agents and distributors and motivate and incentivize them to engage with customers and sell our products, including in particular, our dependence on the sales personnel we recently hired in connection with our exclusive distribution agreement with Dilon and key independent agents, which account for a significant portion of our revenue;

●	the ability of our sales personnel, independent sales agents and distributors to achieve expected results, including leveraging our additional sales personnel to sell other Xtant products, and the potential adverse effects on our business and operating results if anticipated sales are not achieved, including the possibility of future inventory impairment, restructuring, and other charges;

●	our ability to innovate, develop, introduce, market and license new products and technologies and the success of such new products and technologies, including the HEMOBLAST® Bellows product that recently began distributing on an exclusive basis; our recently launched nanOss Strata™, an advanced synthetic bone graft designed to closely resemble natural bone; CollagenX™, a bovine collagen particulate product for surgical wound closure; OsteoFactor Pro™, an allogenic growth factor solution; and Trivium™, a next-generation demineralized bone matrix;

ii

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins, and the possibility that we may become more in the OEM business;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	our ability to remain competitive;

●	our ability to integrate acquired products with our existing product line and successfully transition our customers from legacy to new products and the anticipated adverse effect of these transitions on our organic revenue growth rate;

●	our reliance on third party suppliers and manufacturers, including in particular Dilon and the manufacturing and supply of the HEMOBLAST® Bellows product;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	our ability to remain accredited with the Association for Advancing Tissue and Biologics and continue to obtain a sufficient number of donor cadavers and placentas for our biologics products;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products and the amount of such reimbursement;

●	our expectations regarding future financial performance, expense management and operating trends, and our estimates of future revenues, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities;

●	our ability to service our debt and comply with the covenants in our credit agreements and the effect of our significant indebtedness on our business, operating results, financial condition and prospects;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others; and

●	the significant stock ownership of Nantahala Capital Management, LLC (“Nantahala”) and the impact of potential future sales of our common stock by Nantahala or other investors, or the perception that such sales may occur, on the market price of our common stock.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and this Form 10-Q, as well as our subsequent Securities and Exchange Commission (“SEC”) filings.

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

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,137	$17,053
Restricted cash	20	275
Trade accounts receivable, net of allowance for credit losses of $2,115 and $2,165, respectively	17,179	17,803
Inventories	31,881	30,263
Note receivable	—	10,462
Prepaid and other current assets	1,404	2,389
Total current assets	62,621	78,245
Property and equipment, net	5,854	6,202
Right-of-use asset, net	3,045	3,192
Goodwill	6,074	6,074
Intangible assets, net	275	299
Other assets	131	133
Total Assets	$78,000	$94,145

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,485	$3,844
Accrued liabilities	8,475	10,626
Current portion of long-term debt	3,720	3,500
Current portion of lease liability	617	622
Current portion of finance lease obligations	35	35
Line of credit	441	10,857
Total current liabilities	18,773	29,484
Long-term Liabilities:
Lease liability, less current portion	2,525	2,665
Finance lease obligation, less current portion	3	12
Long-term debt, plus premium and less issuance costs	8,095	11,026
Other liabilities	5	5
Total Liabilities	29,401	43,192
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 140,068,260 shares issued and outstanding as of March 31, 2026 and 140,039,557 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	306,175	305,439
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(257,575)	(254,486)
Total Stockholders’ Equity	48,599	50,953
Total Liabilities & Stockholders’ Equity	$78,000	$94,145

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenue	$20,884	$29,284
License revenue	—	3,620
Total Revenue	20,884	32,904

Cost of Sales	8,913	12,661
Gross Profit	11,971	20,243

Operating Expenses
General and administrative	6,273	7,533
Sales and marketing	8,186	11,204
Research and development	435	443
Total Operating Expenses	14,894	19,180

(Loss) Income from Operations	(2,923)	1,063

Other Expense
Interest expense	(599)	(1,045)
Interest income	219	—
Unrealized foreign currency translation (loss) gain	(1)	24
Other income (expense)	242	(9)
Total Other Expense	(139)	(1,030)

Net (Loss) Income from Operations Before Provision for Income Taxes	(3,062)	33

(Provision) Benefit for Income Taxes Current and Deferred	(27)	25
Net (Loss) Income	$(3,089)	$58

Net (Loss) Income Per Share:
Basic	$(0.02)	$0.00
Dilutive	$(0.02)	$0.00

Shares used in the computation:
Basic	140,058,787	139,068,831
Dilutive	140,058,787	143,335,114

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net (Loss) Income	$(3,089)	$58
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(1)	107
Comprehensive (Loss) Income	$(3,090)	$165

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	139,045,664	$—	$302,738	$(316)	$(259,459)	$42,963
Common stock issued on settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(7,986)	—	(9)	—	—	(9)
Stock-based compensation	—	—	758	—	—	758
Foreign currency translation adjustment	—	—	—	107	—	107
Net income	—	—	—	—	58	58
Balance at March 31, 2025	139,082,174	—	303,487	(209)	(259,401)	43,877

Balance at December 31, 2025	140,039,557	$—	$305,439	$—	$(254,486)	$50,953
Common stock issued on settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(15,793)	—	(10)	—	—	(10)
Stock-based compensation	—	—	746	—	—	746
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(3,089)	(3,089)
Balance at March 31, 2026	140,068,260	—	306,175	(1)	(257,575)	48,599

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net (loss) income	$(3,089)	$58
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	534	1,074
Gain on sale of fixed assets	(14)	(37)
Non-cash interest	129	163
Stock-based compensation	746	758
Provision for reserve on accounts receivable	180	243
Provision for excess and obsolete inventory	922	541
Other	2	(3)

Changes in operating assets and liabilities:
Accounts receivable	444	(3,114)
Inventories	(1,611)	(535)
Prepaid and other assets	152	280
Accounts payable	1,641	(890)
Accrued liabilities	(2,150)	2,740
Net cash (used in) provided by operating activities	(2,114)	1,278

Investing activities:
Purchases of property and equipment	(194)	(1,191)
Proceeds from sale of fixed assets	46	48
Proceeds from divestitures	10,368	—
Net cash provided by (used in) investing activities	10,220	(1,143)

Financing activities:
Borrowings on line of credit	1,630	25,158
Repayments on line of credit	(12,045)	(26,017)
Payments on long-term debt	(2,841)	—
Debt issuance costs	—	(34)
Payments on financing leases	(9)	(17)
Payment of taxes from withholding of common stock on settlement of restricted stock units	(10)	(9)
Net cash used in financing activities	(13,275)	(919)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	(2)

Net change in cash and cash equivalents and restricted cash	(5,171)	(786)
Cash and cash equivalents and restricted cash at beginning of period	17,328	6,221
Cash and cash equivalents and restricted cash at end of period	$12,157	$5,435
Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$12,137	$5,032
Restricted cash	20	403
Total cash and restricted cash reported in condensed consolidated balance sheets	$12,157	$5,435

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

The accompanying condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements, but in the opinion of management include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

Interim results are not necessarily indicative of results that may be achieved in the future for the full year ending December 31, 2026.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Xtant’s Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies set forth in those annual consolidated financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim consolidated financial statement presentation.

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

Cash and cash equivalents classified as restricted cash on the Company’s condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The March 31, 2026 and December 31, 2025 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against the Company’s line of credit the next business day.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three months ended March 31, 2026 and 2025.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three months ended March 31, 2026 and 2025.

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

Foreign Currency

The Company generates revenues outside the United States in multiple foreign currencies including euros, Swiss francs, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. The Company also incurs operating expenses in euros, Swiss francs and British pounds. All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at period-end, while elements of the income statement are translated at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reported in unrealized foreign currency translation (loss) gain.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, note receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values based on terms and related interest rates as of March 31, 2026 and December 31, 2025.

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

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer. At March 31, 2026, $0.1 million was included in revenue for products that had not shipped. Occasionally the Company will receive consideration in advance of transferring products to its customers and records a contract liability. Contract liabilities are recognized as revenue in proportion to when control of the goods is transferred to the customer.

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

The Company has a license agreement which grants an exclusive, nontransferable, non-sublicensable, royalty bearing right to manufacture and commercialize one of our products in the United States. The Company concluded that this agreement represented one performance obligation of transferring the IP rights to manufacture and commercialize the product. This was determined to be functional IP. The transaction price included quarterly royalty payments based on the volume of product sold subject to guaranteed quarterly minimums. Due to policy changes by the Centers for Medicare & Medicaid Services that went into effect on January 1, 2026, no revenue was recognized in connection with the license agreement during the three months ended March 31, 2026.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates.

The following table presents revenues from these product lines for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	March 31, 2026	Total Revenue	March 31, 2025	Total Revenue
Orthobiologics	$15,609	75%	$18,074	55%
Spinal implant	5,275	25%	11,210	34%
License revenue	—	—%	3,620	11%
Total revenue	$20,884	100%	$32,904	100%

(4) Trade Accounts Receivable, Net

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

	March 31, 2026	March 31, 2025
Balance at January 1	$2,165	$1,437
Provision for current expected credit losses	180	243
(Write-offs) recoveries against allowance	(230)	25
Balance at March 31	$2,115	$1,705

(5) Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$6,074	$5,689
Work in process	5,143	4,799
Finished goods	20,664	19,775
Total	$31,881	$30,263

(6) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$7,503	$7,346
Computer equipment	1,257	1,252
Computer software	361	361
Leasehold improvements	4,483	4,483
Surgical instruments	13,861	14,070
Assets not yet in service	835	897
Total cost	28,300	28,409
Less: accumulated depreciation	(22,446)	(22,207)
Property and equipment, net	$5,854	$6,202

Depreciation expense related to property and equipment, including property under finance leases, for the first three months of 2026 and 2025 was $0.5 million and $0.6 million, respectively.

(7) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

March 31, 2026:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	13 years	$1,027	$(752)	$275

December 31, 2025:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	13 years	$1,027	$(728)	$299

Amortization expense was $0.0 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

(8) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Wages/commissions payable	$6,238	$6,726
Taxes payable	1,830	2,183
Other accrued liabilities	407	1,717
Accrued liabilities	$8,475	$10,626

(9) Debt

Long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Amounts due under term loan	$11,159	$14,000
Accrued end-of-term payments	905	817
Less: unamortized debt issuance costs	(249)	(291)
Less: current portion of long-term debt	(3,720)	(3,500)
Long-term debt, less issuance costs and current portion of long-term debt	$8,095	$11,026

As of March 31, 2026, scheduled principal payments for our term credit agreement are as follows (in thousands):

Period	Scheduled Quarterly Payments	Annually
Remainder of 2026	$930	$2,790
2027	930	3,720
2028	930	3,720
2029	930	930

As of March 31, 2026, the effective rate of the term loan under our term credit agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 14.79%, and the effective rate of the revolving loan under our revolving credit agreement was 10.28%. As of March 31, 2026, we had $0.4 million outstanding and $11.8 million of availability under our revolving credit facility.

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

On March 26, 2026, we entered into Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) with MidCap Financial Trust and Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) with MidCap Funding IV Trust pursuant to which we eliminated the requirement to comply with the minimum net revenue covenant for fourth quarter of 2025, adjusted the amortization of the term loan to have amortization calculated off the amount of principal outstanding when amortization payments start instead of the original principal amount of the term loan, and revised the minimum net revenue covenant to align solely with revenue generated from the orthobiologics products and correspondingly adjust the minimum net revenue amounts.

As of March 31, 2026, we were in compliance with all applicable covenants under the credit agreements.

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

Total stock-based compensation expense recognized for employees and directors was $0.7 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, and was recognized as general and administrative expense.

Stock Options

Stock option activity was as follows for the three months ended March 31, 2026 and 2025:

	2026			2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	3,760,472	1.30		3,925,403	1.29
Cancelled or expired	(53,125)	1.10		(164,432)	1.09
Outstanding at March 31	3,707,347	1.30	5.44	3,760,971	1.30	6.68
Exercisable at March 31	3,295,444	1.32	5.21	2,894,964	1.37	6.25

As of March 31, 2026, there was approximately $0.4 million of total unrecognized compensation expense related to unvested stock options, which expense is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units and Deferred Stock Units

Restricted stock unit and deferred stock unit activity was as follows for the three months ended March 31, 2026 and 2025:

	2026		2025
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	7,669,138	$0.79	5,455,472	$0.90
Vested	(44,496)	0.71	(44,496)	0.71
Cancelled	(114,486)	0.67	(34,197)	0.98
Outstanding at March 31	7,510,156	$0.79	5,376,779	$0.93

Total stock-based compensation expense related to unvested restricted stock units and deferred stock units not yet recognized was $3.3 million as of March 31, 2026, which expense is expected to be allocated to expenses over a weighted-average period of 2.4 years.

Performance Stock Units

During 2024, the Company awarded performance stock units (“PSUs”) under the 2023 Plan to certain executive officers and key employees. The Company has awarded an aggregate of 1,894,985 PSUs, assuming target performance, and each PSU award can be earned and vested at the end of a three-year performance period based on the total stockholder return, or TSR, of the Company’s common stock price relative to a group of peer companies and subject to continued service to the Company. The number of shares of the Company’s common stock to be issued upon vesting and settlement of the PSUs range from 0% to 200% of the target number of shares underlying the award, depending on the Company’s performance against the group of peer companies.

During 2025, the Company awarded PSUs under the 2023 Plan to certain executive officers and key employees. The Company awarded 1,699,402 PSUs, assuming target performance, and each PSU award can be earned at the end of each of the three one-year performance periods based on stock appreciation goals and subject to continued service to the Company. After each one-year performance period, the amount earned in that period will vest equally over the remaining service periods. The number of shares of the Company’s common stock or deferred stock units to be issued upon vesting and settlement of the PSUs ranges from 0% to 200% of the target number of shares underlying the award, depending on the Company’s performance against the stock appreciation goals set forth in the awards.

Activity for PSU awards granted under the 2023 Plan, assuming target performance, was as follows for the three months ended March 31, 2026 and 2025:

	2026		2025
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at January 1	3,340,111	1.16	1,640,709	1.49

Forfeited	(122,768)	1.49	—	—
Outstanding at March 31	3,217,343	1.15	1,640,709	1.49

The total stock-based compensation cost related to unvested PSUs not yet recognized was $2.0 million as of March 31, 2026, which is expected to be allocated to expenses over a weighted-average period of 2.0 years.

(11) Warrants

Warrant activity was as follows for the three months ended March 31, 2026 and 2025:

	2026			2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	12,237,470	1.53		12,237,470	1.53
Cancelled or expired	(7,111,112)	2.29		—	—
Outstanding at March 31	5,126,358	0.48	1.42	12,237,470	1.53	1.54
Exercisable at March 31	5,126,358	0.48	1.42	12,237,470	1.53	1.54

(12) Commitments and Contingencies

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

(13) Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended March 31,
	2026	2025
Income tax expense (benefit) from continuing operations	$27	$(25)
(Loss) income from continuing operations before income taxes	$(3,062)	$33
Effective income tax rate	-0.9%	-75.8%

Our effective tax rate for the three months ended March 31, 2026 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state taxes.

Our effective tax rate for the three months ended March 31, 2025 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

As of March 31, 2026, the Company is not currently under examination by tax authorities.

(14) Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net (loss) income per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net (loss) income per share was the same as basic net (loss) income per share for the three months ended March 31, 2025, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net loss incurred for the period.

The table below sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(3,089)	$58
Denominator:
Basic – weighted average shares outstanding	140,058,787	139,068,831
Effect of dilutive securities:
Employee restricted stock units and deferred stock units	—	4,266,283
Diluted – weighted average shares outstanding	140,058,787	143,335,114
Basic (loss) earnings per share	(0.02)	0.00
Diluted (loss) earnings per share	(0.02)	0.00

For the three months ended March 31, 2026 and 2025, an aggregate of 19,261,204 and 16,068,993 shares underlying outstanding stock options, restricted stock units, deferred stock units, performance stock units and warrants were excluded for the diluted (loss) earnings per share calculation as they were anti-dilutive.

(15) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for:
Interest	$470	$882

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

The table below provides the calculation of consolidated net (loss) income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$20,884	$32,904
Less cost of sales	8,913	12,661
Gross Profit	11,971	20,243
Gross Margin	57.3%	61.5%
Less:
General and administrative	6,273	7,533
Sales and marketing	8,186	11,204
Research and development	435	443
Interest expense	599	1,045
Interest income	(219)	—
Unrealized foreign currency translation (gain) loss	1	(24)
Other (income) expense	(242)	9
Provision (benefit) for income taxes	27	(25)
Net (Loss) Income	$(3,089)	$58

The Company attributes revenues to geographic areas based on the location of the customer. Approximately 100% and 92% of revenue was in the United States for the three months ended March 31, 2026 and 2025, respectively. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$20,707	$30,117
Rest of world	177	2,787
Total revenue	$20,884	$32,904

(17) Subsequent Event

On April 13, 2026, we announced that we entered into a Distribution Agreement (the “Distribution Agreement”) with Dilon Technologies, Inc. (“Dilon”) pursuant to which we obtained the exclusive rights to import, market, distribute and sell the HEMOBLAST® Bellows product in the United States. The HEMOBLAST® Bellows product is an FDA-approved powder-based, topical, surgical hemostatic agent used to control bleeding during surgical procedures. In connection therewith, we hired approximately 20 Dilon sales personnel to assist in the sale of the HEMOBLAST® Bellows product in the United States. Under the terms of the Distribution Agreement, Dilon will continue to manufacture the HEMOBLAST® Bellows product from its current manufacturing location in France and will supply and sell it to us at a specified transfer price as provided in the Distribution Agreement, which price is subject to change under the terms of the Distribution Agreement. The Distribution Agreement does not contain any minimum purchase requirements. Under the terms of the Distribution Agreement, we paid Dilon a $5.0 million exclusivity fee, which fee is subject to repayment by Dilon under certain circumstances, including upon a termination of the Distribution Agreement, which agreement can be terminated by either party upon certain specified events.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q.

Business Overview

We develop, manufacture and market regenerative medicine products and medical devices for domestic and international markets. Our products serve the specialized needs of orthopedic and neurological surgeons, as well as trauma, foot and ankle, sports medicine, wound care surgeons including orthobiologics for the promotion of bone healing, amniotic tissue and collagen for both surgical repair and chronic wound care, implants and instrumentation for the treatment of spinal disease. We promote our products primarily in the United States through a direct sales force, independent distributors and stocking agents.

We have an extensive sales channel of direct and independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network hospitals and through group purchasing organizations. We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is the United States market, we promote and sell our products internationally through stocking distribution partners in Europe, Canada, Mexico, South America, and certain Pacific region countries. We have recently made and intend to continue to make measured investments in the expansion of our commercial team to support our new products and maximize the reach of our broad portfolio of orthobiologics solutions. We also recently hired approximately 20 sales personnel in connection with our exclusive distribution arrangement with Dilon Technologies, Inc. (“Dilon”).

As previously disclosed, on December 1, 2025, we completed the sale of certain non-core assets relating to our Coflex and CoFix products and our international hardware business to Companion Spine, LLC (“Companion Spine”) for an aggregate purchase price of $21.4 million. Of the $10.7 million purchase price received during the first quarter of 2026, $2.8 million was used to repay a portion of our term debt. To assist in the transition of this business to Companion Spine, we agreed to certain transition services to Companion Spine for a limited period of time. In 2025, we recognized $20.3 million in revenue from sales of our Coflex and CoFix products and international hardware products which we sold to Companion Spine. The loss of this revenue will adversely affect our 2026 revenue.

In addition, as previously disclosed, we recognized $18.7 million in license revenue in 2025 that we indicated likely will not repeat in 2026 due primarily to changes in the reimbursement environment for our SimpliMax™ product effective January 1, 2026 and will adversely affect a portion of our product revenue in 2026. During first quarter of 2026, as anticipated, our revenue was adversely affected by such changes, including a decrease in license revenue of $3.6 million and a decrease in product revenue, primarily related to skin substitute products, of $2.0 million. The loss of this license and product revenue will continue to have an adverse impact on our revenues and other operating results, including in particular, our gross margins, during the remainder of 2026 as compared to 2025.

Recent Development

On April 13, 2026, we announced that we entered into a Distribution Agreement (the “Distribution Agreement”) with Dilon Technologies, Inc. pursuant to which we obtained the exclusive rights to import, market, distribute and sell the HEMOBLAST® Bellows product in the United States. The HEMOBLAST® Bellows product is an FDA-approved powder-based, topical, surgical hemostatic agent used to control bleeding during surgical procedures. In connection therewith, we hired approximately 20 Dilon sales personnel to assist in the sale of the HEMOBLAST® Bellows product in the United States. Under the terms of the Distribution Agreement, Dilon will continue to manufacture the HEMOBLAST® Bellows product from its current manufacturing location in France and will supply and sell it to us at a specified transfer price as provided in the Distribution Agreement, which price is subject to change under the terms of the Distribution Agreement. The Distribution Agreement does not contain any minimum purchase requirements. Under the terms of the Distribution Agreement, we paid Dilon a $5.0 million exclusivity fee, which fee is subject to repayment by Dilon under certain circumstances, including upon a termination of the Distribution Agreement, which agreement can be terminated by either party upon certain specified events.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and March 31, 2025

Revenue

Total revenue for the three months ended March 31, 2026 decreased 37% to $20.9 million compared to $32.9 million in the same period in 2025. The decrease is attributed primarily to the divestiture of Coflex/CoFix assets and the international hardware business of $5.4 million and the reduction of license revenue of $3.6 million. The remaining decrease related primarily to a decrease in revenue received from the sale of skin substitute products adversely affected by changes in the reimbursement environment effective January 1, 2026.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs, and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory and inventory on consignment that may be missing and not returned. Cost of sales decreased by 30%, or $3.8 million, to $8.9 million for the three months ended March 31, 2026 from $12.7 million for the prior year period. The decrease in cost of sales is primarily due to lower revenue in the current year period compared to the prior year period, as described above.

Gross Profit

Gross profit as a percentage of revenue decreased to 57.3% for the three months ended March 31, 2026 compared to 61.5% for the same period in 2025. Of this decrease, 490 basis points were due to reduction in scale and change in sales mix with 470 basis points related to the reduction in license revenue.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and other professional fees, as well as occupancy costs. General and administrative expenses decreased 17%, or $1.3 million, to $6.3 million for the three months ended March 31, 2026, compared to $7.5 million for the prior year period. Of this decrease, $1.6 million is due to the sale of certain assets relating to our Coflex and CoFix products and international hardware business to Companion Spine, partially offset by $0.2 million in additional accounting and consulting fees incurred during the current year period.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions; personnel costs for sales and marketing employees; costs for trade shows, sales conventions and meetings; travel expenses; advertising; and other sales and marketing related costs. Sales and marketing expenses decreased 27%, or $3.0 million, to $8.2 million for the three months ended March 31, 2026, compared to $11.2 million for the prior year period. Of this decrease, $2.5 million is due to the sale of certain assets relating to our Coflex and CoFix products and international hardware business to Companion Spine. The remaining decrease is primarily due to a $0.4 million decrease in independent agent commissions expense resulting from the decline in revenue and a $0.6 million decrease in professional fees during the current year period. The decrease was partially offset by a $0.2 million increase in compensation expense related to increased headcount. We expect our sales and marketing expenses to increase in future periods due to our exclusive distribution agreement with Dilon and our recent hiring of approximately 20 sales personnel in connection therewith to assist in the sale of the HEMOBLAST® Bellows product in the United States.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies. Research and development expenses were $0.4 million for each of the three months ended March 31, 2026 and 2025.

Interest Expense

Interest expense decreased $0.4 million to $0.6 million for the three months ended March 31, 2026, compared to $1.0 million for the same period in 2025. This decrease resulted primarily from reduced borrowings under our revolving line of credit, as well as prepayments totaling $10.8 million on our term loan. Based on our current outstanding borrowings, we expect that our annualized interest expense will increase approximately $0.1 million for every 25 basis points of increase to the reference rate associated with our credit agreements.

Interest Income

We recognized $0.2 million of interest income for the three months ended March 31, 2026 related to the promissory note that we received from Companion Spine in connection with the sale of assets related to our Coflex and CoFix products to Companion Spine. While we do not expect to receive any additional interest income from this promissory note since it was repaid by Companion Spine in February 2026, we do expect to receive nominal interest income from our invested cash and cash equivalents.

Other Income/(Expense)

We recognized $0.2 million of other income for the three months ended March 31, 2026 primarily related to certain transition services provided to Companion Spine. We expect such other income to continue for approximately three months through the remaining term of the transition services agreement with Companion Spine.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations primarily through operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions.

The following table summarizes our working capital as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$12,157	$17,328
Accounts receivable, net	17,179	17,803
Inventories	31,881	30,263
Note receivable	—	10,462
Total current assets	62,621	78,245
Accounts payable	5,485	3,844
Accrued liabilities	8,475	10,626
Current portion of long-term debt	3,720	3,500
Line of credit	441	10,857
Total current liabilities	18,773	29,484
Net working capital	43,848	48,761

While our working capital decreased by $4.9 million as of March 31, 2026 as compared to December 31, 2025, we used cash received from the Companion Spine transaction to repay some of our long-term debt, resulting in our long-term debt, less the current portion and plus premium and less issuance costs, being $8.1 million as of March 31, 2026, compared to $11.0 million as of December 31, 2025.

Subsequent to the end of first quarter of 2026, we used $5.0 million of our cash and cash equivalents to pay the $5.0 million exclusivity fee to Dilon under the terms of the Distribution Agreement, which fee is subject to repayment by Dilon under certain circumstances, including upon a termination of the Distribution Agreement.

Cash Flows

Net cash used in operating activities for the first three months of 2026 was $2.1 million compared to net cash provided by operating activities of $1.3 million for the first three months of 2025. This change relates primarily to the net loss in the first three months of 2026 compared to net income in the comparable prior year period.

Net cash provided by investing activities for the first three months of 2026 was $10.2 million compared to net cash used in investing activities of $1.1 million for the first three months of 2025. This change relates primarily to the proceeds received from the sale of certain assets relating to our Coflex and CoFix products and international hardware business to Companion Spine.

Net cash used in financing activities for the first three months of 2026 was $13.3 million compared to net cash used in financing activities of $0.9 million for the first three months of 2025. This change relates primarily to $9.6 million of reduced borrowings, net of repayments, under our revolving line of credit during the current year period compared to the prior year period and a $2.8 million payment on long-term debt from the proceeds from the sale of certain assets relating to our Coflex and CoFix products and international hardware business to Companion Spine in 2025.

Term Loan and Revolving Credit Facilities

Xtant, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), are parties to a term loan credit agreement (the “Term Credit Agreement”) and revolving loan credit agreement (the “Revolving Credit Agreement” and together with the Term Loan Credit Agreement, the “Loan Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust, respectively and each in its respective capacity as agent, and lenders from time to time party thereto. As of March 31, 2026, $11.2 million was outstanding under the term loan facility under the Term Credit Agreement (the “Term Facility”), reduced from $17.0 million as of December 31, 2025. This reduction was due to the final purchase price payment of $2.8 million by Companion Spine to us during the current year period in connection with the sale of certain assets relating to our Coflex and CoFix products and international hardware business to Companion Spine.

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

The Facilities have a maturity date of March 1, 2029. Each of the Borrowers, and Xtant, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and Xtant’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of Xtant and the Borrowers. As of March 31, 2026, we had $0.4 million outstanding and $11.8 million of availability under the Revolving Credit Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR Interest Rate, as such term is defined in the Credit Agreements, plus the applicable margin of 6.50% in the case of the Term Credit Agreement, and an applicable margin of 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of March 31, 2026, the effective rate of the Term Credit Agreement, inclusive of authorization of debt issuance costs and accretion of the final payment, was 14.80%, and the effective rate of the Revolving Credit Agreement was 8.49%.

The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, undergo a change in control and change the nature of their businesses. In addition, the Credit Agreements require us to maintain net product revenue at or above certain minimum levels and to maintain a certain minimum liquidity level, in each case as specified in the Credit Agreements. On March 26, 2026, we entered into Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) with MidCap Financial Trust and Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) with MidCap Funding IV Trust pursuant to which we eliminated the requirement to comply with the minimum net revenue covenant for fourth quarter of 2025, adjusted the amortization of the term loan to have amortization calculated off the amount of principal outstanding when amortization payments start instead of the original principal amount of the term loan, and revised the minimum net revenue covenant to align solely with revenue generated from our orthobiologics products and correspondingly adjusted the minimum net revenue amounts. As of March 31, 2026, we were in compliance with all covenants under the Credit Agreements.

Cash Requirements

We believe that our $12.2 million of cash and cash equivalents as of March 31, 2026, together with our anticipated operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least May 2027. However, we may require or seek additional capital to fund our future operations and business strategy prior to May 2027. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

We may elect to raise additional financing even before we need it if market conditions for raising additional capital are favorable. We may seek to raise additional financing through various sources, such as equity and debt financings, debt restructurings or refinancings or through strategic transactions, dispositions, collaborations or license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or our business, financial performance or prospects deteriorate.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes in our critical accounting estimates for the three months ended March 31, 2026 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed below, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective.

Previously Reported Material Weakness in Internal Control over Financial Reporting

As previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2025, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting, which constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our management, under the oversight of the Audit Committee of the Board of Directors, is continuing to implement measures designed to improve our internal control over financial reporting to remediate the identified material weakness. The remediation actions we are taking, and expect to take, include evaluating inventory balances outside of the scope of our current process for estimating net realizable value to determine if there are other inventory items that need to be assessed for a specific reserve.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Our legal proceedings are discussed in Note 12, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

Although as a smaller reporting company, we are not required to provide the information required by this Item 1A, we hereby disclose the following new risk factor:

We recently entered into a distribution agreement with Dilon Technologies, Inc. and hired approximately 20 sales personnel in connection therewith, which will result in increased sales and marketing costs and involves other risks, which could adversely affect our business, operating results, and financial condition.

On April 13, 2026, we announced that we entered into a distribution agreement with Dilon Technologies, Inc. pursuant to which we obtained the exclusive rights to import, market, distribute and sell the HEMOBLAST® Bellows product in the United States and Dilon agreed to transition its existing U.S. customer base for the product to us. In connection with the agreement, we hired approximately 20 Dilon sales personnel to assist in the sale of the HEMOBLAST® Bellows product in the United States. While the agreement expands our portfolio with a unique and versatile hemostatic solution while also bolstering our own commercial capabilities with the integration of Dilon’s approximately 20-person U.S. sales team into our organization, no assurance can be provided that we will be successful in selling the HEMOBLAST® Bellows product or successfully integrating it with our portfolio. In addition, while we believe we will be able to leverage new cross-selling opportunities between the HEMOBLAST® Bellows product and our existing products, no assurance can be provided that we will be effective in doing so or otherwise realize the benefits that we anticipate receiving as a result of this new arrangement and the addition of these new sales personnel. We expect our sales and marketing expenses to increase substantially compared to prior periods beginning in our second quarter of 2026. While we anticipate that the additional revenue from the sale of the HEMOBLAST® Bellows product will offset these additional expenses, no assurance can be provided that it will or that the transition to us of Dilon’s existing U.S. customer base for the product will be successful.

Under the terms of the agreement, Dilon will continue to manufacture the HEMOBLAST® Bellows product from its current manufacturing location in France and will supply and sell it to us at a specified transfer price as provided in the agreement, which price is subject to change in certain circumstances. We, therefore, rely on Dilon, as the sole manufacturer, to produce the product for us and in sufficient quantities and at an appropriate transfer price. This arrangement involves risk since we do not control the manufacturing process and Dilon will remain responsible for all manufacturing decisions, as well as compliance with all applicable rules and regulations in connection therewith. In addition, since the product is manufactured in France, we are also subject to risks associated with international operations.

We paid Dilon a $5.0 million exclusivity fee upon execution of the agreement, which fee is subject to repayment by Dilon under certain circumstances, including upon a termination of the agreement. Since the agreement can be terminated by either party upon certain specified events, no assurance can be provided that the agreement will not be terminated, which would result in our loss of the U.S. distribution rights for the product and possibly not being repaid the $5.0 million exclusivity fee we paid Dilon. In addition, if the agreement terminates, we would need to reassign or terminate the additional sales personnel that we hired to sell the product.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1†	Asset Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Surgalign SPV, Inc., and Companion Spine, LLC, or its Affiliate designee (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.2†	Amendment to Asset Purchase Agreement, dated as November 30, 2025, between Xtant Medical Holdings, Inc., Surgalign SPV, Inc., and Companion Spine, LLC or its Affiliate designee (filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.3†	Equity Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Paradigm Spine GmbH, and Companion Spine, LLC (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.4	Amendment to and Assignment of Equity Purchase Agreement, dated November 30, 2025, among Xtant Medical Holdings, Inc., Paradigm Spine GmbH, Companion Spine, LLC and Companion Spine France SAS (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.5	Second Amendment to Equity Purchase Agreement, dated January 14, 2026, between Xtant Medical Holdings, Inc. and Companion Spine France SAS (filed herewith)

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of March 26, 2026, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

10.2	Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of March 26, 2026, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: May 13, 2026	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

