Form 10-Q
period 2026-06-30
Xtant Medical Holdings, Inc.
filed 2026-08-11
CIK 1453593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, there were 140,287,960 shares of common stock of the registrant outstanding.

XTANT MEDICAL HOLDINGS, INC.

FORM 10-Q

June 30, 2026

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Form 10-Q may include, for example, statements about the topics below and are subject to risks and uncertainties including, without limitation, those described below:

●	our ability to maintain and increase revenue and improve our gross margins, our operating expenses as a percentage of revenue, and obtain and sustain profitability;

●	our ability to execute our strategic priorities and become operationally self-sustaining by controlling our supply chain and becoming less reliant on production and manufacturing of our products outside of our control, which we believe will allow us to be a larger and more diverse producer of biologics;

●	our ability and success in implementing key growth and process improvement initiatives designed to increase our production capacity, revenue, and scale and risks associated with such growth and process improvement initiatives;

●	risks associated with strategic transactions, including our exclusive distribution agreement with Dilon Technologies, Inc. (“Dilon”), the sale of certain assets relating to our Coflex and CoFix products and our international hardware business to Companion Spine, LLC (“Companion Spine”), and prior acquisitions;

●	our ability to sell successfully the HEMOBLAST® Bellows product that we distribute on an exclusive basis and the effect of this arrangement, including our hiring of approximately 20 additional sales personnel in connection therewith and future possible cross-selling opportunities, on our business, operating results and financial condition;

●	the effect of global economic and geopolitical conditions, including economic uncertainty and a possible future recession, tariffs, inflation, rising interest rates, and supply chain disruptions on our business, operating results and financial position, which, among other effects, could result in delayed product launches, lost revenue, higher costs, decreased profit margins, and other adverse effects on our business and operating results;

●	our dependence on and ability to retain and recruit qualified sales personnel, independent sales agents and distributors and motivate and incentivize them to engage with customers and sell our products, including in particular, our dependence on the sales personnel we recently hired in connection with our exclusive distribution agreement with Dilon and key independent agents, which account for a significant portion of our revenue;

●	the ability of our sales personnel, independent sales agents and distributors to achieve expected results, including leveraging our additional sales personnel to sell other Xtant products, and the potential adverse effects on our business and operating results if anticipated sales are not achieved, including the possibility of future inventory impairment, restructuring, and other charges;

●	our ability to innovate, develop, introduce, market and license new products and technologies and the success of such new products and technologies, including the HEMOBLAST® Bellows product that we recently began distributing on an exclusive basis; our recently launched nanOss Strata™, an advanced synthetic bone graft designed to closely resemble natural bone; CollagenX™, a bovine collagen particulate product for surgical wound closure; OsteoFactor Pro™, an allogenic growth factor solution; and Trivium™, a next-generation demineralized bone matrix;

ii

●	the effect of our private label and original equipment manufacturer (“OEM”) business on our business and operating results and risks associated therewith, including fluctuations in our operating results and decreased profit margins, and the possibility that we may become more active in the OEM business;

●	our ability to retain and expand our agreements with group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”) and sell products to members of such GPOs and IDNs;

●	our ability to remain competitive;

●	our ability to integrate acquired products with our existing product line and successfully transition our customers from legacy to new products and the anticipated adverse effect of these transitions on our organic revenue growth rate;

●	our reliance on third party suppliers and manufacturers, including in particular Dilon and the manufacturing and supply of the HEMOBLAST® Bellows product;

●	the effect of product liability claims and other litigation to which we may be subjected and product recalls and defects;

●	our ability to obtain and maintain regulatory approvals in the United States and abroad and the effect of government regulations and our compliance with government regulations;

●	our ability to remain accredited with the Association for Advancing Tissue and Biologics and continue to obtain a sufficient number of donor cadavers and placentas for our biologics products;

●	our ability to obtain and maintain government and third-party coverage and reimbursement for our products and the amount of such reimbursement;

●	our expectations regarding future financial performance, expense management and operating trends, and our estimates of future revenues, expenses, ongoing losses, gross margins, operating leverage, capital requirements and our need for, or ability to obtain, additional financing and the availability of our credit facilities;

●	our ability to service our debt and comply with the covenants in our credit agreements and the effect of our significant indebtedness on our business, operating results, financial condition and prospects;

●	our ability to obtain and protect our intellectual property and proprietary rights and operate without infringing the intellectual property rights of others; and

●	the significant stock ownership of Nantahala Capital Management, LLC (“Nantahala”) and the impact of potential future sales of our common stock by Nantahala or other investors, or the perception that such sales may occur, on the market price of our common stock.

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

iii

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value)

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,870	$17,053
Restricted cash	347	275
Trade accounts receivable, net of allowance for credit losses and doubtful accounts of $2,234 and $2,165, respectively	19,416	17,803
Inventories	33,287	30,263
Note receivable	—	10,462
Prepaid and other current assets	1,857	2,389
Total current assets	64,777	78,245
Property and equipment, net	5,542	6,202
Right-of-use asset, net	2,894	3,192
Goodwill	6,074	6,074
Intangible assets, net	252	299
Other assets	128	133
Total Assets	$79,667	$94,145

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,154	$3,844
Accrued liabilities	7,481	10,626
Current portion of long-term debt	3,720	3,500
Current portion of lease liability	594	622
Current portion of finance lease obligations	29	35
Line of credit	11,985	10,857
Total current liabilities	29,963	29,484
Long-term Liabilities:
Lease liability, less current portion	2,397	2,665
Finance lease obligation, less current portion	—	12
Long-term debt, plus premium and less issuance costs	7,287	11,026
Other liabilities	5	5
Total Liabilities	39,652	43,192
Commitments and Contingencies (note 13)
Stockholders’ Equity:
Preferred stock, $0.000001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 140,262,960 shares issued and outstanding as of June 30, 2026 and 140,039,557 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	307,004	305,439
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(266,988)	(254,486)
Total Stockholders’ Equity	40,015	50,953
Total Liabilities & Stockholders’ Equity	$79,667	$94,145

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Product revenue	$23,031	$30,436	$43,915	$59,720
License revenue	—	4,975	—	8,595
Total Revenue	23,031	35,411	43,915	68,315

Cost of Sales	9,701	11,127	18,614	23,788
Gross Profit	13,330	24,284	25,301	44,527

Operating Expenses
General and administrative	6,436	7,478	12,709	15,011
Sales and marketing	10,368	11,616	18,554	22,820
Research and development	695	566	1,130	1,009
Write-off of distribution agreement deposit	5,000	—	5,000	—
Total Operating Expenses	22,499	19,660	37,393	38,840

(Loss) Income from Operations	(9,169)	4,624	(12,092)	5,687

Other Expense
Interest expense	(542)	(1,004)	(1,141)	(2,049)
Interest income	1	—	220	—
Unrealized foreign currency translation gain	23	178	22	202
Other income (expense)	347	7	589	(2)
Total Other Expense	(171)	(819)	(310)	(1,849)

Net (Loss) Income from Operations Before Provision for Income Taxes	(9,340)	3,805	(12,402)	3,838

Provision for Income Taxes Current and Deferred	(73)	(255)	(100)	(230)
Net (Loss) Income	$(9,413)	$3,550	$(12,502)	$3,608

Net (Loss) Income Per Share:
Basic	$(0.07)	$0.03	$(0.09)	$0.03
Dilutive	$(0.07)	$0.02	$(0.09)	$0.02

Shares used in the computation:
Basic	140,258,667	139,310,589	140,159,255	139,190,378
Dilutive	140,258,667	148,574,242	140,159,255	148,339,423

See notes to unaudited condensed consolidated financial statements.

2

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (Loss) Income	$(9,413)	$3,550	$(12,502)	$3,608
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	—	361	(1)	468
Comprehensive (Loss) Income	$(9,413)	$3,911	$(12,503)	$4,076

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands, except number of shares)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	139,045,664	$—	$302,738	$(316)	$(259,459)	$42,963
Common stock issued upon settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(7,986)	—	(9)	—	—	(9)
Stock-based compensation	—	—	758	—	—	758
Foreign currency translation adjustment	—	—	—	107	—	107
Net income	—	—	—	—	58	58
Balance at March 31, 2025	139,082,174	—	303,487	(209)	(259,401)	43,877

Common stock issued upon settlement of restricted stock units	342,128	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(108,580)	—	(52)	—	—	(52)
Stock-based compensation	—	—	766	—	—	766
Foreign currency translation adjustment	—	—	—	361	—	361
Net income	—	—	—	—	3,550	3,550
Balance at June 30, 2025	139,315,722	—	304,201	152	(255,851)	48,502

Balance at December 31, 2025	140,039,557	$—	$305,439	$—	$(254,486)	$50,953
Common stock issued upon settlement of restricted stock units	44,496	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(15,793)	—	(10)	—	—	(10)
Stock-based compensation	—	—	746	—	—	746
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(3,089)	(3,089)
Balance at March 31, 2026	140,068,260	—	306,175	(1)	(257,575)	48,599

Common stock issued upon settlement of restricted stock units	288,673	—	—	—	—	—
Withholding of common stock upon settlement of restricted stock units	(93,973)	—	(46)	—	—	(46)
Stock-based compensation	—	—	875	—	—	875
Net loss	—	—	—	—	(9,413)	(9,413)
Balance at June 30, 2026	140,262,960	—	307,004	(1)	(266,988)	40,015

See notes to unaudited condensed consolidated financial statements.

XTANT MEDICAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net (loss) income	$(12,502)	$3,608
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,042	2,243
Loss (gain) on sale of fixed assets	5	(49)
Non-cash interest	251	289
Stock-based compensation	1,621	1,524
Provision for reserve on accounts receivable	463	395
Provision for excess and obsolete inventory	1,496	490
Write-off of distribution agreement deposit	5,000	—
Other	3	46

Changes in operating assets and liabilities:
Accounts receivable	(2,076)	(6,873)
Inventories	(3,591)	(1,349)
Prepaid and other assets	(298)	347
Accounts payable	2,309	(880)
Accrued liabilities	(3,145)	2,763
Net cash (used in) provided by operating activities	(9,422)	2,554

Investing activities:
Purchases of property and equipment	(441)	(1,557)
Proceeds from sale of fixed assets	102	97
Distribution agreement deposit	(5,000)	—
Proceeds from divestitures	10,368	—
Net cash provided by (used in) investing activities	5,029	(1,460)

Financing activities:
Borrowings on line of credit	27,895	51,812
Repayments on line of credit	(26,767)	(51,925)
Payments on long-term debt	(3,771)	—
Debt issuance costs	—	(49)
Payments on financing leases	(18)	(34)
Payment of taxes from withholding of common stock on settlement of restricted stock units	(56)	(61)
Net cash used in financing activities	(2,717)	(257)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	(21)

Net change in cash and cash equivalents and restricted cash	(7,111)	816
Cash and cash equivalents and restricted cash at beginning of period	17,328	6,221
Cash and cash equivalents and restricted cash at end of period	$10,217	$7,037
Reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$9,870	$6,923
Restricted cash	347	114
Total cash and restricted cash reported in condensed consolidated balance sheets	$10,217	$7,037

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires the Company’s management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant estimates include the carrying amount of property and equipment; goodwill, intangible assets and liabilities; valuation allowances for trade receivables, inventory, our deposit paid to Dilon Technologies, Inc. under our distribution agreement with them, deferred income tax assets and liabilities; current and long-term lease obligations and corresponding right-of-use asset; and estimates for the fair value of long-term debt, stock options and other equity awards upon which the Company determines stock-based compensation expense. Actual results could differ from those estimates.

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

Cash and cash equivalents classified as restricted cash on the Company’s condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2026 and December 31, 2025 balances included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against the Company’s line of credit the next business day.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2026 and 2025.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized. Instead, they are tested for impairment at least annually, and whenever events or circumstances indicate, the carrying amount of the asset may not be recoverable. No impairments of goodwill were recorded for the three and six months ended June 30, 2026 and 2025.

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

Foreign Currency

The Company generates revenues outside the United States in multiple foreign currencies including euros, Swiss francs, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. The Company also incurs operating expenses in euros, Swiss francs and British pounds. All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at period-end, while elements of the income statement are translated at the average exchange rates in effect during the period. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are reported in unrealized foreign currency translation gain.

Fair Value of Financial Instruments

The carrying values of financial instruments, including trade accounts receivable, note receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values based on terms and related interest rates as of June 30, 2026 and December 31, 2025.

(2) Dilon Distribution Agreement

On April 13, 2026, we announced that we entered into a Distribution Agreement (the “Distribution Agreement”) with Dilon Technologies, Inc. pursuant to which we obtained the exclusive rights to import, market, distribute and sell the HEMOBLAST® Bellows product in the United States. The HEMOBLAST® Bellows product is an FDA-approved powder-based, topical, surgical hemostatic agent used to control bleeding during surgical procedures. In connection with the agreement, we hired approximately 20 Dilon sales personnel to assist in selling the product in the United States. Under the Distribution Agreement, Dilon will continue to manufacture the HEMOBLAST® Bellows product at its facility in France and supply it to us at a specified transfer price, subject to adjustment in certain circumstances. The Distribution Agreement does not contain any minimum purchase requirements. Under the Distribution Agreement, we paid Dilon a $5.0 million exclusivity fee upon execution of the agreement. The fee is fully refundable to us in certain circumstances. Given the refundable nature of the payment, we initially recognized the $5.0 million as a deposit asset on our consolidated balance sheet. However, based on an assessment of facts and circumstances, including the uncertainty surrounding recovery of the payment and management’s expectation that repayment was not probable despite contractual repayment provisions, we recognized a $5.0 million charge to operating expenses during the three and six months ended June 30, 2026. Activity within the allowance for credit losses related to the Dilon deposit consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$—	$—	$—	$—
Provision for current expected credit losses	5,000	—	5,000	—
Write-offs against allowance	$(5,000)	$—	$(5,000)	$—
Balance at June 30	—	—	—	—

(3) Sale of Coflex/CoFix Assets and International Hardware Business

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

We determined that the Divestitures do not meet the criteria for classification as discontinued operations for accounting purposes. As a result, all historical operating results for the Coflex/CoFix assets and international hardware business are reflected within the consolidated statements of operations in the consolidated financial statements.

(4) Revenue

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

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer. At June 30, 2026, $0.2 million was included in revenue for products that had not shipped. Occasionally the Company will receive consideration in advance of transferring products to its customers and records a contract liability. Contract liabilities are recognized as revenue in proportion to when control of the goods is transferred to the customer.

The Company distributes HEMOBLAST® Bellows product in the United States under the Distribution Agreement as discussed above in Note 2. Under the terms of the agreement, Dilon fulfilled certain customer orders during a transitionary period during which customer contracts were transitioned to the Company. We evaluated whether our performance obligation is a promise to transfer product to a customer as the principal, or to arrange for a product to be provided by another party using a control model as the agent. This evaluation determined that we are not in control of establishing the transaction price, managing all aspects of the shipment process and taking the risk of loss for delivery, collection and returns. Based on our evaluation of the control model, we determined that our responsibility under the Distribution Agreement during the transition period was an agent and not the principal. Correspondingly, during both the three and six months ended June 30, 2026, revenues recognized by the Company included $1.3 million recognized from purchase orders fulfilled by Dilon on behalf of the Company, recognized net of Dilon’s fulfillment costs.

License revenue

License revenue is recognized when control of the intellectual property (“IP”) rights is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the licensing of the Company’s IP. Revenue for IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its IP or a right to use its IP, the Company considers the nature of the IP to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s IP.

Revenues from sales-based royalties promised in exchange for a license of IP is recognized at the later of when the underlying sale occurs, or the performance obligation to which some or all of the sales based royalty has been allocated is satisfied.

The Company has a license agreement which grants an exclusive, nontransferable, non-sublicensable, royalty bearing right to manufacture and commercialize one of our products in the United States. The Company concluded that this agreement represented one performance obligation of transferring the IP rights to manufacture and commercialize the product. This was determined to be functional IP. The transaction price included quarterly royalty payments based on the volume of product sold subject to guaranteed quarterly minimums. Due to policy changes by the Centers for Medicare & Medicaid Services that went into effect on January 1, 2026, no revenue was recognized in connection with the license agreement during the three and six months ended June 30, 2026.

Disaggregation of revenue

The Company operates in one reportable segment with its net revenue derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific, and Latin America. Sales are reported net of returns, discounts and rebates.

The following table presents revenues from these product lines for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
		Percentage of		Percentage of
	2026	Total Revenue	2025	Total Revenue
Orthobiologics	$17,360	75%	$19,370	55%
Spinal implant	5,671	25%	11,066	31%
License revenue	—	—	4,975	14%
Total revenue	$23,031	100%	$35,411	100%

	Six Months Ended June 30,
	2026	Percentage of Total Revenue	2025	Percentage of Total Revenue
Orthobiologics	$32,969	75%	$37,444	55%
Spinal implant	10,946	25%	22,276	33%
License revenue	—	—	8,595	12%
Total revenue	$43,915	100%	$68,315	100%

(5) Trade Accounts Receivable, Net

Trade accounts receivable is reduced by an estimated allowance for credit losses based on historical collection experience adjusted for current economic conditions affecting collectability and reasonable and supportable forecasts concerning the future. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for credit losses are charged to expense. Activity within the allowance for credit losses consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$2,115	$1,705	$2,165	$1,437
Provision for current expected credit losses	283	147	463	390
Write-offs against allowance	$(164)	$(57)	$(394)	$(32)
Balance at June 30	2,234	1,795	2,234	1,795

(6) Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$6,454	$5,689
Work in process	5,338	4,799
Finished goods	21,495	19,775
Total	$33,287	$30,263

(7) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$7,597	$7,346
Computer equipment	1,315	1,252
Computer software	361	361
Leasehold improvements	4,559	4,483
Surgical instruments	13,799	14,070
Assets not yet in service	744	897
Total cost	28,375	28,409
Less: accumulated depreciation	(22,833)	(22,207)
Property and equipment, net	$5,542	$6,202

Depreciation expense related to property and equipment, including property under finance leases, for the three months ended June 30, 2026 and 2025 was $0.5 million and $0.8 million, respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

(8) Intangible Assets

The following table sets forth information regarding intangible assets (in thousands):

June 30, 2026:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	13 years	$1,027	$(775)	$252

December 31, 2025:	Weighted Average Life	Cost	Accumulated Amortization	Net
Patents	13 years	$1,027	$(728)	$299

Amortization expense for the three months ended June 30, 2026 and 2025 was $0.0 million and $0.5 million, respectively, and $0.0 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.

(9) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Wages/commissions payable	$6,910	$6,726
Taxes payable	94	2,183
Other accrued liabilities	477	1,717
Accrued liabilities	$7,481	$10,626

(10) Debt

Long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Amounts due under term loan	$10,229	$14,000
Accrued end-of-term payments	988	817
Less: unamortized debt issuance costs	(210)	(291)
Less: current portion of long-term debt	(3,720)	(3,500)
Long-term debt, less issuance costs and current portion of long-term debt	$7,287	$11,026

As of June 30, 2026, scheduled principal payments for our term credit agreement are as follows (in thousands):

Period	Scheduled Quarterly Payments	Annually
Remainder of 2026	$930	$1,860
2027	930	3,720
2028	930	3,720
2029	930	930

As of June 30, 2026, the effective rate of the term loan under our term credit agreement, inclusive of amortization of debt issuance costs and accretion of the final payment, was 14.74%, and the effective rate of the revolving loan under our revolving credit agreement was 8.23%. As of June 30, 2026, we had $12.0 million outstanding and $0.7 million of availability under our revolving credit facility.

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

On August 10, 2026, we entered into Amendment No. 5 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) with MidCap Financial Trust and Amendment No. 5 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) with MidCap Funding IV Trust (collectively, the “Amendment No. 5s”) pursuant to which we eliminated the requirement to comply with the minimum net revenue covenant for second quarter of 2026, adjusted the amortization of the term loan to increase quarterly principal payments by $0.15 million in the fourth quarter of 2026 and increased quarterly principal payments by $0.3 million thereafter until the outstanding principal balance of the Term Loan has been paid in full, and revised the minimum net revenue covenant to new minimum net revenue amounts.

As of June 30, 2026, the Company was in compliance with all applicable covenants under the credit agreements. As of June 30, 2026, our credit agreements included a minimum net revenue covenant; however, pursuant to the Amendment No. 5s executed in August 2026, we were not required to comply with the minimum net revenue covenant for the quarter ended June 30, 2026. Under the covenant terms in effect prior to the Amendment No. 5s, we would not have been in compliance with the minimum net revenue requirement for that quarter.

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

Total stock-based compensation expense recognized for employees and directors was $0.9 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively, and was recognized as general and administrative expense.

Stock Options

Stock option activity was as follows for the six months ended June 30, 2026 and 2025:

	2026			2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	3,760,472	1.30		3,925,403	$1.29
Cancelled or expired	(125,000)	1.08		(164,931)	1.19
Outstanding at June 30	3,635,472	1.30	5.30	3,760,472	1.30	6.43
Exercisable at June 30	3,301,650	1.32	5.12	3,006,140	1.35	6.06

As of June 30, 2026, there was approximately $0.3 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units and Deferred Stock Units

Restricted stock unit and deferred stock unit activity was as follows for the six months ended June 30, 2026 and 2025:

	2026		2025
	Shares	Weighted Average Fair Value at Grant Date Per Share	Shares	Weighted Average Fair Value at Grant Date Per Share
Outstanding at January 1	7,669,141	$0.79	5,455,472	$0.90
Vested	(333,169)	0.93	(386,624)	0.91
Cancelled	(114,486)	0.67	(34,197)	0.98
Outstanding at June 30	7,221,486	$0.79	5,034,651	$0.90

Total stock-based compensation expense related to unvested restricted stock units and deferred stock units not yet recognized was $2.8 million as of June 30, 2026, which is expected to be allocated to expenses over a weighted-average period of 2.3 years.

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

Activity for PSU awards granted under the 2023 Plan, assuming target performance, was as follows for the six months ended June 30, 2026 and 2025:

	2026		2025
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at January 1	3,340,111	1.16	1,640,709	1.49
Forfeited	(122,768)	1.49	—	—
Outstanding at June 30	3,217,343	1.15	1,640,709	1.49

The total stock-based compensation cost related to unvested PSUs not yet recognized was $1.7 million as of June 30, 2026, which is expected to be allocated to expenses over a weighted-average period of 1.8 years.

(12) Warrants

Warrant activity was as follows for the six months ended June 30, 2026 and 2025:

	2026			2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1	12,237,470	1.53		12,237,470	1.53	1.8
Cancelled or expired	(7,111,112)	2.29		—	—
Outstanding at June 30	5,126,358	0.48	1.17	12,237,470	1.53	1.3
Exercisable at June 30	5,126,358	0.48	1.17	12,237,470	1.53	1.3

(13) Commitments and Contingencies

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

(14) Income Taxes

Information on the Company’s income taxes for the periods reported is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense from continuing operations	$73	$255	$100	$230
(Loss) income from continuing operations before income taxes	$(9,340)	$3,805	$(12,402)	$3,838
Effective income tax rate	-0.8%	6.7%	-0.8%	6.0%

Our effective tax rate for the three and six months ended June 30, 2026 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state taxes.

Our effective tax rate for the three and six months ended June 30, 2025 differs from the statutory rate due to a valuation allowance against deferred tax assets, offset by the impact of cash state and foreign taxes.

As of June 30, 2026, the Company is not currently under examination by tax authorities.

(15) Net Income (Loss) Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net (loss) income per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed exercise of stock options and warrants using the treasury stock method. Diluted net (loss) income per share was the same as basic net (loss) income per share for the three and six months ended June 30, 2026, as shares issuable upon the exercise of stock options and warrants were anti-dilutive as a result of the net losses incurred for the periods.

The table below sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(9,413)	$3,550	$(12,502)	$3,608
Denominator:
Basic – weighted average shares outstanding	140,258,667	139,310,589	140,159,255	139,190,378
Effect of dilutive securities:
Employee restricted stock units and deferred stock units	—	4,011,541	—	3,896,933
Warrants	—	5,252,112	—	5,252,112
Diluted – weighted average shares outstanding	140,258,667	148,574,242	140,159,255	148,339,423
Basic (loss) earnings per share	(0.07)	0.03	(0.09)	0.03
Diluted (loss) earnings per share	(0.07)	0.02	(0.09)	0.02

For the three months ended June 30, 2026 and 2025, an aggregate of 19,200,659 and 13,410,148 shares, respectively, underlying outstanding stock options, restricted stock units, deferred stock units, performance stock units and warrants were excluded for the diluted (loss) earnings per share calculation as they were anti-dilutive. For the six months ended June 30, 2026 and 2025, an aggregate of 19,200,659 and 13,524,756 shares, respectively, underlying outstanding stock options, restricted stock units, deferred stock units, performance stock units and warrants were excluded for the diluted (loss) earnings per share calculation as they were anti-dilutive.

(16) Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash paid during the period for:
Interest	$890	$1,760
Income taxes	2,607	52
Non-cash activities:
Increase in right of use assets and lease liability	$—	$2,107

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

The table below provides the calculation of consolidated net (loss) income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$23,031	$35,411	$43,915	$68,315
Less cost of sales	9,701	11,127	18,614	23,788
Gross Profit	13,330	24,284	25,301	44,527
Gross Margin	57.9%	68.6%	57.6%	65.2%
Less:
General and administrative	6,436	7,478	12,709	15,011
Sales and marketing	10,368	11,616	18,554	22,820
Research and development	695	566	1,130	1,009
Write-off of distribution agreement deposit	5,000	—	5,000	—
Interest expense	542	1,004	1,141	2,049
Interest income	(1)	—	(220)	—
Unrealized foreign currency translation gain	(23)	(178)	(22)	(202)
Other (income) expense	(347)	(7)	(589)	2
Provision for income taxes	73	255	100	230
Net (Loss) Income	$(9,413)	$3,550	$(12,502)	$3,608

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area is as follows (in thousands):

	Three Months Ended	Percentage of	Three Months Ended	Percentage of
	June 30, 2026	Total Revenue	June 30, 2025	Total Revenue
United States	$22,462	98%	$32,133	91%
Rest of world	569	2%	3,278	9%
Total revenue	$23,031	100%	$35,411	100%

	Six Months Ended	Percentage of	Six Months Ended	Percentage of
	June 30, 2026	Total Revenue	June 30, 2025	Total Revenue
United States	$43,169	98%	$62,250	91%
Rest of world	746	2%	6,065	9%
Total revenue	$43,915	100%	$68,315	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We develop, manufacture and market regenerative medicine products and medical devices for domestic and international markets. Our products serve the specialized needs of orthopedic and neurological surgeons, as well as trauma, foot and ankle, sports medicine, and wound care surgeons including orthobiologics for the promotion of bone healing, amniotic tissue and collagen for both surgical repair and chronic wound care, and implants and instrumentation for the treatment of spinal disease. We promote our products primarily in the United States through a direct sales force, independent distributors and stocking agents.

We have an extensive sales channel of direct and independent commissioned agents and stocking distributors in the United States representing some or all of our products. We also maintain a national accounts program to enable our agents to gain access to integrated delivery network hospitals and through group purchasing organizations. We have biologics contracts with major GPOs, as well as extensive access to IDNs across the United States for both biologics and spine hardware systems. While our focus is the United States market, we promote and sell our products internationally through stocking distribution partners in Europe, Canada, Mexico, South America, and certain Pacific region countries. We have recently made and intend to continue to make measured investments in the expansion of our commercial team to support our new products and maximize the reach of our broad portfolio of orthobiologics solutions. In April 2026, we hired approximately 20 sales personnel in connection with our exclusive distribution arrangement with Dilon Technologies, Inc. (“Dilon”).

As previously disclosed, on December 1, 2025, we completed the sale of certain non-core assets relating to our Coflex and CoFix products and our international hardware business to Companion Spine, LLC (“Companion Spine”) for an aggregate purchase price of $21.4 million (the “Coflex/CoFix and Paradigm Divestitures”). Of the $10.7 million of proceeds received (including $0.3 million of interest accrued on the note receivable balance) during the first quarter of 2026, $2.8 million was used to repay a portion of our term debt. To assist in the transition of this business to Companion Spine, we agreed to provide certain transition services to Companion Spine for a limited period of time. In 2025, we recognized $20.3 million in revenue from sales of our Coflex and CoFix products and international hardware products prior to the Coflex/CoFix and Paradigm Divestitures. As anticipated, the loss of this revenue has adversely affected and will continue to adversely affect our 2026 revenue.

In addition, as previously disclosed, we recognized $18.7 million in license revenue in 2025 that we indicated likely will not repeat in 2026 due primarily to changes in the reimbursement environment for our SimpliMax™ product effective January 1, 2026. As previously disclosed, this loss in license revenue has also adversely affected and will continue to adversely affect a portion of our product revenue in 2026. Specifically, we experienced $5.0 million and $8.6 million decreases in license revenue during the three and six months ended June 30, 2026, respectively, and $2.9 million and $4.9 million decreases in product revenue related primarily to skin substitute products during the three and six months ended June 30, 2026, respectively, in each case as compared to the respective prior year period. The loss of this license and product revenue will continue to adversely impact our revenues and other operating results, including our gross margins, during the remainder of 2026 as compared to 2025.

Recent Developments

On April 13, 2026, we announced that we entered into a Distribution Agreement (the “Distribution Agreement”) with Dilon Technologies, Inc. pursuant to which we obtained the exclusive rights to import, market, distribute and sell the HEMOBLAST® Bellows product in the United States. The HEMOBLAST® Bellows product is an FDA-approved powder-based, topical, surgical hemostatic agent used to control bleeding during surgical procedures. In connection with the agreement, we hired approximately 20 Dilon sales personnel to assist in selling product in the United States. Under the Distribution Agreement, Dilon will continue to manufacture the HEMOBLAST® Bellows product at its facility in France and supply it to us at a specified transfer price, which price is subject to adjustment in certain circumstances. The Distribution Agreement does not contain any minimum purchase requirements. We rely on Dilon, as the sole manufacturer, to produce the product for us and in sufficient quantities and at an appropriate transfer price. There are no other suppliers of the HEMOBLAST® Bellows product. Accordingly, this arrangement involves risk since we do not control the manufacturing process and Dilon is responsible for all manufacturing decisions, as well as compliance with all applicable rules and regulations in connection therewith. We believe we will have a sufficient supply of the HEMOBLAST® Bellows product to support our anticipated sales through the end of third quarter 2026. We are uncertain that supply will be available to us thereafter. If Dilon is unable to manufacture and supply us the HEMOBLAST® Bellows product in sufficient quantities or at all, then we will be unable to sell the product and recognize revenue in connection therewith, as discussed later in this report under the heading “Part II. Other Information – Item 1A. Risk Factors.”

Under the Distribution Agreement, we paid Dilon a $5.0 million exclusivity fee upon execution of the agreement. The fee is fully refundable to us in certain circumstances. Given the refundable nature of the payment, we initially recognized the $5.0 million as a deposit asset on our consolidated balance sheet. However, based on an assessment of facts and circumstances, including the uncertainty surrounding recovery of the payment and management’s expectation that repayment was not probable despite contractual repayment provisions, we recognized a $5.0 million charge to operating expenses during the second quarter of 2026, which adversely affected our operating results for the second quarter of 2026.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

Revenue

Total revenue for the three and six months ended June 30, 2026 was $23.0 million and $43.9 million, respectively, which represent decreases of 35% and 36%, respectively, compared to $35.4 million and $68.3 million for the three and six months ended June 30, 2025, respectively. These decreases are attributed primarily to: (i) $5.6 million and $11.0 million of revenues associated with the Coflex/CoFix and Paradigm Divestitures recognized during the three and six months ended June 30, 2025, respectively; (ii) $5.0 million and $8.6 million of licensing revenue recognized during the three and six months ended June 30, 2025, respectively; and (iii) decreases in orthobiologics sales during the current year periods compared to the prior year periods.

Cost of Sales

Cost of sales consists primarily of manufacturing cost, product purchase costs, and depreciation of surgical instruments. Cost of sales also includes reserves for estimated excess inventory and inventory on consignment that may be missing and not returned. Cost of sales decreased by $1.4 million to $9.7 million for the three months ended June 30, 2026 from $11.1 million for the three months ended June 30, 2025. Cost of sales decreased by $5.2 million to $18.6 million for the six months ended June 30, 2026 from $23.8 million for the six months ended June 30, 2025. The decrease associated with the three-month comparison was due primarily to the non-recurrence of costs of sales in the current year period associated with the Coflex/CoFix and Paradigm Divestitures in the prior year period. The decrease associated with the six-month comparison was due primarily to the non-recurrence of costs of sales in the current year period associated with the Coflex/CoFix and Paradigm Divestitures and decreases in orthobiologics sales during the current year period.

Gross Profit

Gross profit as a percentage of revenue, decreased to 57.9% for the three months ended June 30, 2026 compared to 68.6% for the same period in 2025 and decreased to 57.6% for the six months ended June 30, 2026 compared to 65.2% for the same period in 2025. Of the decrease for the three-month comparison, 450 basis points related to the reduction in license revenue and 390 basis points resulted from reduced production efficiencies and increased charges for excess and obsolete inventory. Of the decrease for the six-month comparison, 450 basis points related to the reduction in license revenue and 230 basis points resulted from reduced production efficiencies.

General and Administrative

General and administrative expenses consist primarily of personnel costs for corporate employees, cash-based and stock-based compensation related costs, amortization, and corporate expenses for legal, accounting and other professional fees, as well as occupancy costs. General and administrative expenses decreased 14%, or $1.0 million, to $6.4 million for the three months ended June 30, 2026, compared to $7.5 million for the same period in 2025. General and administrative expenses decreased 15%, or $2.3 million, to $12.7 million for the six months ended June 30, 2026, compared to $15.0 million for the same period in 2025. Of these decreases, $1.4 million and $3.0 million for the three-month and six-month periods are due to the Coflex/CoFix and Paradigm Divestitures. The decrease for the three-month comparison was partially offset by $0.1 million in additional stock-based compensation expense incurred in the current year period. The decrease for the six-month comparison was partially offset by $0.2 million of additional computer and software costs and $0.2 million in additional accounting and consulting fees incurred in the current year period.

Sales and Marketing

Sales and marketing expenses consist primarily of sales commissions; personnel costs for sales and marketing employees; costs for trade shows, sales conventions and meetings; travel expenses; advertising; and other sales and marketing related costs. Sales and marketing expenses decreased 11%, or $1.2 million, to $10.4 million for the three months ended June 30, 2026, compared to $11.6 million for the same period in 2025. Sales and marketing expenses decreased 19%, or $4.2 million, to $18.6 million for the six months ended June 30, 2026, compared to $22.8 million for the same period in 2025. Of these decreases, $2.4 million and $4.9 million for the three-month and six-month periods are due to the Coflex/CoFix and Paradigm Divestitures. The remaining increase for the three-month comparison is primarily due to increased compensation expenses of $1.2 million related to increased headcount; an increase in independent agent commission expense of $0.3 million resulting from revenue mix; and a $0.3 million increase in travel-related expenses, partially offset by a $0.9 million reduction in consulting fees. The remaining increase for the six-month comparison is primarily due to increased compensation expenses of $1.4 million related to increased sales personnel headcount and $0.4 million increase in travel-related expenses, partially offset by a $1.5 million reduction in consulting fees.

Research and Development

Research and development expenses consist primarily of internal costs for the development of new technologies. Research and development expenses increased 23%, or $0.1 million, to $0.7 million for the three months ended June 30, 2026, compared to $0.6 million for the same period in 2025. Research and development expenses increased 12%, or $0.1 million, to $1.1 million for the six months ended June 30, 2026, compared to $1.0 million for the same period in 2025.

Write-off of Distribution Agreement Deposit

The three and six months ended June 30, 2026 include expense of $5.0 million for the exclusivity fee we paid Dilon upon execution of the Distribution Agreement, which although refundable in certain circumstances, we do not expect to collect.

Interest Expense

Interest expense decreased 46%, or $0.5 million, to $0.5 million for the three months ended June 30, 2026, compared to $1.0 million for the same period in 2025. Interest expense decreased 44%, or $0.9 million, to $1.1 million for the six months ended June 30, 2026, compared to $2.0 million for the same period in 2025. These decreases resulted primarily from reduced borrowings under our revolving line of credit and repayments totaling $0.9 million and $3.8 million on our term loan during the three and six months ended June 30, 2026, respectively.

Other Income (Expense)

We recognized $0.3 million and $0.6 million, respectively, of other income for the three and six months ended June 30, 2026 primarily related to certain transition services provided to Companion Spine. We expect such other income to continue for approximately one month through the remaining term of the transition services agreement with Companion Spine.

Provision for Income Taxes – Current and Deferred

The decrease in income tax expense for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to a decrease in cash state taxes attributable to tax year 2026 as compared to 2025.

Liquidity and Capital Resources

Working Capital

Since our inception, we have financed our operations primarily through operating cash flows, private placements of equity securities and convertible debt, debt facilities, common stock rights offerings, and other debt transactions.

The following table summarizes our working capital as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$10,217	$17,328
Accounts receivable, net	19,416	17,803
Inventories	33,287	30,263
Note receivable	—	10,462
Total current assets	64,777	78,245
Accounts payable	6,154	3,844
Accrued liabilities	7,481	10,626
Current portion of long-term debt	3,720	3,500
Line of credit	11,985	10,857
Total current liabilities	29,963	29,484
Net working capital	34,814	48,761

While our working capital decreased by $13.9 million as of June 30, 2026 as compared to December 31, 2025, we used cash received from the Coflex/CoFix and Paradigm Divestitures and the repayment by Companion Spine of the note receivable that existed as of December 31, 2025 in connection therewith to repay some of our long-term debt, resulting in our long-term debt, less the current portion and plus premium and less issuance costs, being $7.3 million as of June 30, 2026, compared to $11.0 million as of December 31, 2025.

During the second quarter of 2026, we used $5.0 million of cash to pay the exclusivity fee to Dilon under the Distribution Agreement. While this fee is subject to repayment by Dilon under certain circumstances, including upon termination of the Distribution Agreement for any reason, we recorded a $5.0 million charge to operating expenses during the second quarter of 2026. This charge is based on an assessment of facts and circumstances, including the uncertainty surrounding recovery of the payment and management’s expectation that repayment was not probable despite the contractual repayment provisions.

Cash Flows

Net cash used in operating activities for the first six months of 2026 was $9.4 million compared to net cash provided by operating activities of $2.6 million for the first six months of 2025. This change relates primarily to the net loss in the first six months of 2026 compared to net income in the comparable prior year period, exclusive of the $5.0 million Dilon distribution expense associated with the Distribution Agreement.

Net cash provided by investing activities for the first six months of 2026 was $5.0 million compared to net cash used in investing activities of $1.5 million for the first six months of 2025. This change relates primarily to $10.4 million of cash received from Companion Spine in connection with the Coflex/Cofix and Paradigm Divestitures in the current year period, partially offset by $5.0 million paid to Dilon in connection with the Distribution Agreement in the current year period.

Net cash used in financing activities for the first six months of 2026 was $2.7 million compared to $0.3 million for the first six months of 2025. This increase relates primarily to $3.8 million of increased repayments on the term loan during the current year period compared to the prior year period, partially offset by $1.2 million of reduced borrowings under our revolving credit facility, net of repayments.

Term Loan and Revolving Credit Facilities

Xtant, as guarantor, and certain of our subsidiaries, as borrowers (collectively, the “Borrowers”), are parties to a term loan credit agreement (the “Term Credit Agreement”) and revolving loan credit agreement (the “Revolving Credit Agreement” and together with the Term Loan Credit Agreement, the “Loan Agreements”) with MidCap Financial Trust and MidCap Funding IV Trust, respectively and each in its respective capacity as agent, and lenders from time to time party thereto. As of June 30, 2026, $10.2 million was outstanding under the term loan facility under the Term Credit Agreement (the “Term Facility”), reduced from $14.0 million as of December 31, 2025. This reduction was due to the final purchase price payment of $2.8 million by Companion Spine to us during the current year period in connection with the sale of certain assets relating to our Coflex and CoFix products and international hardware business to Companion Spine and $0.9 million of principal repayments under the Term Loan Credit Agreement.

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

The Facilities have a maturity date of March 1, 2029. Each of the Borrowers, and Xtant, as guarantor, are jointly and severally liable for all of the obligations under the Facilities on the terms set forth in the Credit Agreements. The Borrowers’ obligations, and Xtant’s obligations as a guarantor, under the Credit Agreements are secured by first-priority liens on substantially all of their assets, including, without limitation, all inventory, equipment, accounts, intellectual property and other assets of Xtant and the Borrowers. As of June 30, 2026, we had $12.0 million outstanding and $0.7 million of availability under the Revolving Credit Facility.

The loans and other obligations pursuant to the Credit Agreements bear interest at a per annum rate equal to the sum of the SOFR Interest Rate, as such term is defined in the Credit Agreements, plus the applicable margin of 6.50% in the case of the Term Credit Agreement, and an applicable margin of 4.50% in the case of the Revolving Credit Agreement, subject in each case to a floor of 2.50%. As of June 30, 2026, the effective rate of the Term Credit Agreement, inclusive of amortization of debt issuance costs and accretion of the final payment, was 14.74%, and the effective rate of the Revolving Credit Agreement was 8.23%.

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

On August 10, 2026, we entered into Amendment No. 5 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) with MidCap Financial Trust and Amendment No. 5 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) with MidCap Funding IV Trust pursuant to which we eliminated the requirement to comply with the minimum net revenue covenant for second quarter of 2026, adjusted the amortization of the term loan to increase quarterly principal payments by $0.15 million in the fourth quarter of 2026 and increase quarterly principal payments by $0.3 million thereafter until the outstanding principal balance of the term loan has been paid in full, and revised the minimum net revenue covenant to minimum net revenue amounts. As of June 30, 2026, our credit agreements included a minimum net revenue covenant, however, pursuant to the Amendment No. 5s executed in August 2026, we were not required to comply with the minimum net revenue covenant for the quarter ended June 30, 2026. Under the covenant terms in effect prior to the Amendment No. 5s, we would not have been in compliance with the minimum net revenue requirement for that quarter.

Cash Requirements

We believe that our $10.2 million of cash and cash equivalents as of June 30, 2026, together with our anticipated operating cash flows and amounts available under the Facilities, will be sufficient to meet our anticipated cash requirements through at least August 2027. However, we may require or seek additional capital to fund our future operations and business strategy prior to August 2027. Accordingly, there is no assurance that we will not need or seek additional financing prior to such time.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. There have been no changes in our critical accounting estimates for the six months ended June 30, 2026 as compared to the critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed below, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective.

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

More specifically, our controls surrounding our evaluation of inventory net realizable value were insufficient and did not operate at an appropriate level of precision. Our review and evaluation of inventory failed to identify specific items not assessed for net realizable value under our existing control, which constitutes a material weakness as of December 31, 2025. This material weakness, if not remediated, could result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although as a smaller reporting company, we are not required to provide the information required by this Item 1A, we hereby disclose the following new risk factor:

In April 2026, we entered into a Distribution Agreement with Dilon Technologies, Inc. and hired sales personnel in connection therewith, which will result in increased sales and marketing costs and involves other risks, which could adversely affect our business, operating results, and financial condition.

In April 2026, we entered into a Distribution Agreement with Dilon Technologies, Inc. pursuant to which we obtained the exclusive rights to import, market, distribute and sell the HEMOBLAST® Bellows product in the United States, and Dilon agreed to transition its existing U.S. customer base for the product to us. In connection with the agreement, we hired approximately 20 Dilon sales personnel to assist in selling the HEMOBLAST® Bellows product in the United States. While the agreement expands our portfolio and bolsters our commercial capabilities through the integration of Dilon’s former U.S. sales team, we cannot assure that we will successfully sell the HEMOBLAST® Bellows product or integrate it with our portfolio. In addition, while we believe we can leverage new cross-selling opportunities between the HEMOBLAST® Bellows product and our existing products, we cannot assure that we will be effective in doing so or otherwise realize the anticipated benefits of this distribution arrangement. We expect our sales and marketing expenses to increase substantially compared to prior periods as a result of the additional sales personnel. While we anticipate that additional revenue from HEMOBLAST® Bellows sales, cross-selling opportunities, and utilizing Dilon’s former U.S. sales team to sell our other products will eventually offset these additional expenses, we cannot assure that they will or that the transition to us of Dilon’s existing U.S. customer base will be successful.

Under the Distribution Agreement, Dilon will continue to manufacture the HEMOBLAST® Bellows product at its facility in France and supply it to us at a specified transfer price, which price is subject to adjustment in certain circumstances. We rely on Dilon as the sole manufacturer to produce the product in sufficient quantities and at an appropriate transfer price; there are no alternative suppliers. This arrangement involves risk because we do not control the manufacturing process and Dilon is responsible for all manufacturing decisions and related regulatory compliance. We believe we will have sufficient supply of the HEMOBLAST® Bellows product to support our anticipated sales through the end of third quarter 2026, we are uncertain that supply will be available thereafter. If Dilon is unable to manufacture and supply the product in sufficient quantities or at all, we will be unable to sell it or recognize related revenue. In addition, because the product is manufactured in France, we are subject to risks associated with international operations, including supply chain disruptions, foreign currency exchange fluctuations, and additional regulatory requirements.

We paid Dilon a $5.0 million exclusivity fee upon execution of the Distribution Agreement. This fee is subject to repayment by Dilon under certain circumstances, including upon termination of the Distribution Agreement for any reason. Because either party may terminate the Distribution Agreement upon certain specified events, we cannot assure that the agreement will remain in effect, and any such termination would result in the loss of our distribution rights for the product. In addition, given the refundable nature of the$5.0 million exclusivity payment, we initially recognized the payment as a deposit asset on our consolidated balance sheet. However, based on an assessment of facts and circumstances, including the uncertainty surrounding recovery of the payment and management’s expectation that repayment was not probable despite contractual repayment provisions, we recognized a $5.0 million charge to operating expenses during the second quarter of 2026, which adversely affected our operating results for that period. Although Dilon currently has the right to terminate the Distribution Agreement upon 30 days’ notice, it has not done so through the date of this report. If the Distribution Agreement terminates, we would need to reassign or terminate the sales personnel we hired to sell the HEMOBLAST® Bellows product.

item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

item 4.	MINE SAFETY DISCLOSURES

Not applicable.

item 5.	OTHER INFORMATION

Credit Agreement Amendments

On April 10, 2026, Xtant Medical Holdings, Inc., as guarantor, and its subsidiaries, Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc. and Surgalign SPV, Inc., as borrowers (collectively, the “Borrowers”), entered into (i) Amendment No. 5 (the “Term Loan Amendment”) to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Credit Agreement”) with MidCap Financial Trust, in its capacity as agent (the “Agent”), and a lender and the additional lenders from time to time party thereto and (ii) Amendment No. 5 (the “Revolving Loan Amendment” and collectively, with the Term Loan Amendment, the “Amendments”) to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Credit Agreement” and, together with the Term Credit Agreement, the “Credit Agreements”), with MidCap Funding IV Trust, in its capacity as agent, and the lenders from time to time party thereto.

The Amendments eliminated the requirement to comply with the minimum net revenue covenant for second quarter of 2026, adjusted the amortization of the term loan to increase quarterly principal payments by $0.15 million in the fourth quarter of 2026 and increased quarterly principal payments by $0.3 million thereafter until the outstanding principal balance of the Term Loan has been paid in full, and revised the minimum net revenue covenant to new minimum net revenue amounts.

The foregoing description of the Amendments is only a summary of their material terms and do not purport to be complete and is qualified in their entirety by reference to the full text of the Term Loan Amendment and the Revolving Loan Amendment, which are filed as Exhibit 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q:and incorporated herein by reference.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

item 6.	EXHIBITS

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1†	Asset Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Surgalign SPV, Inc., and Companion Spine, LLC, or its Affiliate designee (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.2†	Amendment to Asset Purchase Agreement, dated as November 30, 2025, between Xtant Medical Holdings, Inc., Surgalign SPV, Inc., and Companion Spine, LLC or its Affiliate designee (filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.3†	Equity Purchase Agreement, dated July 7, 2025, among Xtant Medical Holdings, Inc., Paradigm Spine GmbH, and Companion Spine, LLC (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.4	Amendment to and Assignment of Equity Purchase Agreement, dated November 30, 2025, among Xtant Medical Holdings, Inc., Paradigm Spine GmbH, Companion Spine, LLC and Companion Spine France SAS (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2025 (SEC File No. 001-34951) and incorporated by reference herein)

2.5	Second Amendment to Equity Purchase Agreement, dated January 14, 2026, between Xtant Medical Holdings, Inc. and Companion Spine France SAS (filed as Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (SEC File No. 001-34951) and incorporated by reference herein)

3.1	Restated Certificate of Incorporation of Xtant Medical Holdings, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

3.2	Third Amended and Restated Bylaws of Xtant Medical Holdings, Inc. (Effective as of June 1, 2023) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023 (SEC File No. 001-34951) and incorporated by reference herein).

10.1	Amendment No. 5 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated as of August 10, 2026, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Financial Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed herewith)

10.2	Amendment No. 5 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated as of August 10, 2026, among Xtant Medical, Inc., Bacterin International, Inc., X-spine Systems, Inc., Surgalign SPV, Inc., and any additional borrower that hereafter becomes party thereto, Xtant Medical Holdings, Inc., as a guarantor, MidCap Funding IV Trust, as agent, and the other financial institutions or other entities from time to time parties thereto (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Xtant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTANT MEDICAL HOLDINGS, INC.

Date: August 11, 2026	By:	/s/ Sean E. Browne
	Name:	Sean E. Browne
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Scott C. Neils
	Name:	Scott C. Neils
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

